Form 10-Q
period 2016-09-30
HERSHA HOSPITALITY TRUST
filed 2016-10-27
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

☐Yes ☒No

As of October 25, 2016, the number of Class A common shares of beneficial interest outstanding was 41,840,047  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	September 30, 2016	December 31, 2015
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $0 and $82,787 (Note 1)	$1,651,437	$1,831,119
Investment in Unconsolidated Joint Ventures	11,958	10,316
Cash and Cash Equivalents	135,960	27,955
Escrow Deposits	14,397	19,204
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $95 and $12	8,585	9,465
Due from Related Parties	12,040	6,243
Intangible Assets, Net of Accumulated Amortization of $4,211 and $3,951	16,646	13,389
Deposits on Hotel Acquisitions	4,000	5,000
Other Assets	37,992	39,958
Hotel Assets Held for Sale	123,353	-
Total Assets	$2,016,368	$1,962,649

Liabilities and Equity:
Line of Credit	$-	$27,000
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	609,274	547,780
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,565	50,525
Mortgages Payable, including Net Unamortized Premium and Unamortized Deferred Financing Costs, and Consolidation of Variable Interest Entity Debt of $0 and $52,509 (Note 1, Note 5)	350,933	544,659
Accounts Payable, Accrued Expenses and Other Liabilities	58,278	59,226
Dividends and Distributions Payable	16,150	16,515
Due to Related Parties	-	8,789
Liabilities Related to Hotel Assets Held for Sale	51,428	-
Deferred Gain on Disposition of Hotel Assets	81,334	-
Total Liabilities	$1,217,962	$1,254,494

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C and 7,700,000 Series D Shares Issued and Outstanding at September 30, 2016 and 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at December 31, 2015, with Liquidation Preferences of $25 Per Share (Note 1)	$107	$76
Common Shares: Class A, $.01 Par Value, 75,000,000 and 300,000,000 Shares Authorized at September 30, 2016 and December 31, 2015 respectively; 41,917,238 and 44,457,368 Shares Issued and Outstanding at September 30, 2016 and December 31, 2015, respectively	419	444
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2016 and December 31, 2015	-	-
Accumulated Other Comprehensive Loss	(534)	(466)
Additional Paid-in Capital	1,104,159	1,086,259
Distributions in Excess of Net Income	(345,905)	(408,274)
Total Shareholders' Equity	758,246	678,039

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units and LTIP Units	40,160	31,876
Noncontrolling Interests - Consolidated Variable Interest Entity	-	(1,760)
Total Noncontrolling Interests	40,160	30,116

Total Equity	798,406	708,155

Total Liabilities and Equity	$2,016,368	$1,962,649

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Hotel Operating Revenues	$120,515	$124,488	$354,991	$347,176
Other Revenues	92	27	192	81
Total Revenues	120,607	124,515	355,183	347,257

Operating Expenses:
Hotel Operating Expenses	66,779	66,373	198,397	187,862
Hotel Ground Rent	891	768	2,676	2,223
Real Estate and Personal Property Taxes and Property Insurance	7,307	9,099	24,412	25,591
General and Administrative (including Share Based Payments of $1,514 and $1,411 and $5,793 and $4,605 for the three and nine months ended September 30, 2016 and 2015, respectively)	5,400	4,796	17,255	14,566
Acquisition and Terminated Transaction Costs	170	146	1,733	454
Depreciation and Amortization	18,704	18,814	57,259	55,395
Total Operating Expenses	99,251	99,996	301,732	286,091

Operating Income	21,356	24,519	53,451	61,166
Interest Income	95	45	219	144
Interest Expense	(10,425)	(11,067)	(33,927)	(32,390)
Other Expense	(125)	(9)	(864)	(334)
(Loss) Gain on Disposition of Hotel Properties	(437)	-	94,839	-
Gain (Loss) on Debt Extinguishment	15	(324)	(1,076)	(546)
Income Before (Loss) Income from Unconsolidated Joint Venture Investments and Income Taxes	10,479	13,164	112,642	28,040

(Loss) Income from Unconsolidated Joint Venture Investments	(3,717)	608	(2,410)	860

Income Before Income Taxes	6,762	13,772	110,232	28,900

Income Tax Benefit	1,443	631	4,513	740

Net Income	8,205	14,403	114,745	29,640
Income Allocated to Noncontrolling Interests	(211)	(244)	(4,273)	(206)
Preferred Distributions	(4,417)	(3,589)	(12,006)	(10,767)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	-	(4,021)	-

Net Income Applicable to Common Shareholders	$3,577	$10,570	$94,445	$18,667

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings Per Share:
BASIC
Net Income Applicable to Common Shareholders	$0.08	$0.22	$2.17	$0.38

DILUTED
Net Income Applicable to Common Shareholders	$0.08	$0.22	$2.14	$0.37

Weighted Average Common Shares Outstanding:
Basic	42,309,044	47,417,452	43,368,153	48,502,387
Diluted*	42,745,864	47,909,549	43,869,293	49,035,700

*Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership (the “Operating Partnership” or “HHLP”) has been excluded from the numerator and the Class A common shares issuable upon any redemption of the Operating Partnership’s common units of limited partnership interest (“Common Units”) and the Operating Partnership’s vested LTIP units (“Vested LTIP Units”) have been omitted from the denominator for the purpose of computing diluted earnings per share because the effect of including these shares and units in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common Units and Vested LTIP Units	2,241,857	1,947,536	2,161,088	1,893,943

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$8,205	$14,403	$114,745	$29,640
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	43	506	(496)	596
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	110	(575)	428	(1,286)
	$153	$(69)	$(68)	$(690)

Comprehensive Income	8,358	14,334	114,677	28,950
Less: Comprehensive Income Attributable to Noncontrolling Interests	(211)	(244)	(4,273)	(206)
Less: Preferred Distributions	(4,417)	(3,589)	(12,006)	(10,767)
Less: Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	-	(4,021)	-
Comprehensive Income Attributable to Common Shareholders	$3,730	$10,501	$94,377	$17,977

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155
Repurchase of Common Shares	(2,605,649)	(26)	-	-	-	(49,023)	-	(2)	(49,051)	-	-	-	-	(49,051)
Preferred Shares
Preferred Shares Offering, Net of Costs	-	-	-	7,700,000	77	185,922	-	-	185,999	-	-	-	-	185,999
Preferred Shares Redemption	-	-	-	(4,600,000)	(46)	(114,954)	-	-	(115,000)	-	-	-	-	(115,000)
Dividends and Distributions declared:	-
Common Shares ($0.84 per share)	-	-	-	-	-	-	-	(36,095)	(36,095)	-	-	-	-	(36,095)
Preferred Shares	-	-	-	-	-	-	-	(12,006)	(12,006)	-	-	-	-	(12,006)
Common Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(1,431)	-	(1,431)	(1,431)
LTIP Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(1,137)	-	(1,137)	(1,137)
Dividend Reinvestment Plan	2,576	-	-	-	-	47	-	-	47	-	-	-	-	47
Share Based Compensation:
Grants	62,943	1	-	-	-	(613)	-	-	(612)	294,245	1,060	-	1,060	448
Amortization	-	-	-	-	-	1,036	-	-	1,036	-	5,082	-	5,082	6,118
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(68)	-	(68)	-	-	-	-	(68)
Exercise of Option to Acquire Noncontrolling Interest	-	-	-	-	-	(4,515)	-	-	(4,515)	-	-	2,197	2,197	(2,318)
Net Income (Loss)	-	-	-	-	-	-	-	110,472	110,472	-	4,710	(437)	4,273	114,745
Balance at September 30, 2016	41,917,238	419	-	10,700,000	107	1,104,159	(534)	(345,905)	758,246	2,613,546	40,160	-	40,160	798,406

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2014	49,708,771	497	-	7,600,000	76	1,194,547	(358)	(365,381)	829,381	2,199,434	29,082	(1,075)	28,007	857,388
Unit Conversion/Redemption	8,975	-	-	-	-	132	-	-	132	(8,975)	(132)	-	(132)	-
Repurchase of Common Shares	(3,420,938)	(34)	-	-	-	(71,223)	-	(14,060)	(85,317)	-	-	-	-	(85,317)
Dividends and Distributions declared:
Common Shares ($0.84 per share)	-	-	-	-	-	-	-	(40,173)	(40,173)	-	-	-	-	(40,173)
Preferred Shares	-	-	-	-	-	-	-	(10,767)	(10,767)	-	-	-	-	(10,767)
Common Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(1,436)	-	(1,436)	(1,436)
LTIP Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(522)	-	(522)	(522)
Dividend Reinvestment Plan	1,370	-	-	-	-	35	-	-	35	-	-	-	-	35
Share Based Compensation:
Grants	39,868	-	-	-	-	457	-	-	457	128,842	-	-	-	457
Amortization	-	-	-	-	-	1,047	-	-	1,047	-	3,730	-	3,730	4,777
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(690)	-	(690)	-	-	-	-	(690)
Net Income (Loss)	-	-	-	-	-	-	-	29,434	29,434	-	727	(521)	206	29,640
Balance at September 30, 2015	46,338,046	463	-	7,600,000	76	1,124,995	(1,048)	(400,947)	723,539	2,319,301	31,449	(1,596)	29,853	753,392

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS]

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net Income	$114,745	$29,640
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(94,839)	-
Deferred Taxes	(4,513)	(740)
Depreciation	56,808	55,087
Amortization	1,204	1,175
Loss on Debt Extinguishment	1,076	324
Equity in Loss (Income) of Unconsolidated Joint Ventures	2,410	(860)
Distributions from Unconsolidated Joint Ventures	1,237	958
Loss Recognized on Change in Fair Value of Derivative Instrument	47	83
Share Based Compensation Expense	5,793	4,605
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	1,018	(2,034)
Escrows	2,608	(950)
Other Assets	4,333	(2,156)
Due from Related Parties	(5,797)	124
(Decrease) Increase in:
Due to Related Parties	(8,789)	(609)
Accounts Payable, Accrued Expenses and Other Liabilities	904	2,740
Net Cash Provided by Operating Activities	$78,245	$87,387

Investing Activities:
Purchase of Hotel Property Assets	$(238,848)	$(61,415)
Deposits on Hotel Acquisitions	(4,000)	(1,000)
Capital Expenditures	(26,866)	(18,841)
Cash Paid for Hotel Development Projects	-	(420)
Proceeds from Disposition of Hotel Properties	21,093	-
Net Changes in Capital Expenditure Escrows	2,559	549
Proceeds from Contribution of Hotel Property Assets to Unconsolidated Joint Venture	429,250	-
Distributions from Unconsolidated Joint Ventures	2,184	127
Net Cash Provided by (Used in) Investing Activities	$185,372	$(81,000)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS]

	Nine Months Ended September 30,
	2016	2015
Financing Activities:
Repayment of Borrowings Under Line of Credit, Net	$(27,000)	$-
Proceeds of Unsecured Term Loan Borrowing	62,520	245,000
Principal Repayment of Mortgages and Notes Payable	(156,921)	(182,684)
Proceeds from Mortgages and Notes Payable	-	80,750
Cash Paid for Deferred Financing Costs	(1,828)	(2,344)
Cash Paid for Debt Extinguishment	(1,026)	-
Proceeds from Issuance of Preferred Shares, Net	185,999	-
Redemption of Series B Preferred Shares	(115,000)	-
Repurchase of Common Shares	(49,051)	(85,317)
Settlement of Interest Rate Cap	-	(430)
Exercise of Option to Acquire Noncontrolling Interest	(2,318)	-
Dividends Paid on Common Shares	(36,803)	(41,042)
Dividends Paid on Preferred Shares	(11,699)	(10,767)
Distributions Paid on Common Units and LTIP Units	(2,485)	(1,924)
Net Cash (Used in) Provided by Financing Activities	$(155,612)	$1,242

Net Increase in Cash and Cash Equivalents	$108,005	$7,629
Cash and Cash Equivalents - Beginning of Period	27,955	21,675

Cash and Cash Equivalents - End of Period	$135,960	$29,304

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of September 30, 2016, we owned an approximate 94.1% partnership interest in HHLP, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity, common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan (“LTIP”) Units as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances.  The noncontrolling interest of Common Units totaled $40,160 as of September 30, 2016 and $31,876 as of December 31, 2015.  As of September 30, 2016, there were 2,613,546 Common Units outstanding with a fair market value of $47,096, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units, as well as the net income or loss related to the noncontrolling interests of our consolidated variable interest entity, is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

On September 2, 2016, we exercised our option to acquire the non-controlling equity interests in Brisam Management DE, LLC (“Brisam”), the entity which owns the real estate assets of the Holiday Inn Express, New York, NY.  We paid approximately $2,318 to exercise this option.  Prior to the exercise of this option, we had consolidated Brisam, a variable interest entity, in our financial statements as we determined we were the primary beneficiary.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

On May 31, 2016, we completed a public offering of 7,700,000 (including 700,000 overallotment shares sold on June 14, 2016) 6.50% Series D Cumulative Redeemable Preferred Shares. These shares have a par value of $0.01 per share with a $25.00 liquidation preference per share. Net proceeds of the offering, after deducting the underwriting discount and the offering expenses payable by us, were approximately $185,999. We utilized the net proceeds of the offering to redeem all outstanding 8.00% Series B Cumulative Redeemable Preferred Shares on June 8, 2016, and for general corporate purposes.

Shares of our 8.00% Series B Cumulative Redeemable Preferred Shares were redeemed at a per share redemption price of $25.00 together with accrued and unpaid dividends to the redemption date for an aggregate per share redemption price of $25.3722. Dividends ceased accruing on the Series B Preferred Shares on June 8, 2016.

Terms of the Series B, Series C, and Series D Preferred Shares outstanding at September 30, 2016 and December 31, 2015 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2016	December 31, 2015	Aggregate Liquidation Preference	Distribution Rate	2016	2015

Series B	-	4,600,000	$115,000	8.000%	$0.8722	$1.5000
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.2891	$1.2891
Series D	7,700,000	-	$192,500	6.500%	$0.6094	-
Total	10,700,000	7,600,000

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

In October 2015, our Board of Trustees authorized a share repurchase program for up to $100,000 of common shares which commenced upon the completion of the previous program. For the nine months ended September 30, 2016, the Company repurchased 2,605,649 common shares for an aggregate purchase price of $49,051. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

In October 2016, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which will commence upon the completion of the existing repurchase program. The new repurchase program will expire on December 31, 2017, unless extended by our Board of Trustees.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

We adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, on January 1, 2016.  This standard requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability.  Previously, debt issuance costs were recorded as an asset.  The issuance costs will continue to be amortized over the life of the debt instrument and recorded in interest expense, as they were prior to the new standard.  As part of this adoption, debt issuance costs are now included as an offset to the mortgages, unsecured term loans and unsecured notes payable line items on the consolidated balance sheets for all periods presented. For full reclassification amounts, see “Note 5 – Debt”.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Land	$461,858	$480,874
Buildings and Improvements	1,296,581	1,518,565
Furniture, Fixtures and Equipment	195,595	227,527
	1,954,034	2,226,966

Less Accumulated Depreciation	(302,597)	(395,847)

Total Investment in Hotel Properties	$1,651,437	$1,831,119

Acquisitions

We acquired the following properties during the nine months ended September 30, 2016:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Sanctuary Beach Resort, Marina, CA	1/28/2016	$20,014	$17,093	$2,369	$-		$198	$39,674	$14,750	*
Hilton Garden Inn M Street, Washington, DC	3/9/2016	30,131	65,971	9,621	874	**	-	106,597	-
Envoy Hotel, Boston, MA	7/21/2016	25,264	75,979	11,251	131	***	-	112,625	-

TOTAL		$75,409	$159,043	$23,241	$1,005		$198	$258,896	$14,750

*Assumption of debt includes a $50 premium resulting from the determination that the stated rate of interest is above market rates on the date of acquisition

**Includes an intangible asset for a lease-in-place of $648, advance bookings of $76  and franchise fees of $150.

***Includes a lease-in-place intangible asset of $126, below market lease liability of $319, advance bookings asset of $199, and franchise fees asset of $125.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the nine months ended September 30, 2016, we paid $1,629 in acquisition costs related to the above acquired assets.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Included in the consolidated statement of operations for the three and nine months ended September 30, 2016 are total revenues of $11,450 and $20,147, and total net income of $2,712 and $5,259 for the hotels we acquired during the nine months ended September 30, 2016 and consolidated since the date of acquisition of the hotels.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016		2016
Hotel	Revenue	Net Income	Revenue	Net Income
Sanctuary Beach Resort, Marina, CA	$2,414	$566	$4,979	$1,004
Hilton Garden Inn M Street, Washington, DC	3,901	702	10,033	2,811
Envoy Hotel, Boston, MA	5,135	1,444	5,135	1,444

Total	$11,450	$2,712	$20,147	$5,259

Purchase and Sale Agreement

In July 2016, we entered into a purchase and sale agreement to purchase the Courtyard Sunnyvale, CA from an unaffiliated seller for a purchase price of $75,000. Included in this purchase price is the assumption of $40,600 of mortgage debt. The transaction closed on October 20, 2016. Accounting for this acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values.

Hotel Dispositions

On September 7, 2016, the Company closed on the sale of Hawthorn Suites, Franklin, MA to an unaffiliated buyer for a total sales price of $8,900 with a loss on sale of approximately $437. This hotel was acquired by the Company in April 2006. The operating results for this hotel are included in operating income as shown in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 as disposition of this hotel does not represent a strategic shift in our business.

On May 3, 2016, the Company closed on the sale of Hyatt Place, King of Prussia, PA to an unaffiliated buyer for a total sales price of $13,000 with a gain on sale of approximately $5,402. This hotel was acquired by the Company in August 2010. The operating results for this hotel are included in operating income as shown in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 as disposition of this hotel does not represent a strategic shift in our business.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

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

Due to our continuing interest in the JV Properties, gain recognized on the properties is limited to cash received less the basis of the properties contributed. As a result, we recognized a gain on the disposition of hotel properties of $89,892 and recorded a deferred gain of $81,334, which is recorded as a liability in the consolidated balance sheets.  The deferred gain will be recognized as income in a future period if an event occurs that changes our retained interest in the JV Properties.

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

Assets Held For Sale

In June 2016, we entered into a purchase and sale agreement to sell the Residence Inn, Framingham, MA and Residence Inn, Norwood, MA to an unaffiliated buyer for a sales price of $47,000. The transaction is expected to close in the fourth quarter of 2016, subject to customary closing conditions.

In July 2016, we entered into a purchase and sale agreement to sell the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, Hyatt House, Pleasant Hill, CA, and Hyatt House, Pleasanton, CA to an unaffiliated buyer for a sales price of $185,000. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions.

We have classified the assets and mortgage indebtedness related to these hotels as held for sale as of September 30, 2016:

September 30, 2016

Land	$25,503
Buildings and Improvements	136,595
Furniture, Fixtures and Equipment	30,655
192,753

Less: Accumulated Depreciation & Amortization	(69,400)

Assets Held for Sale	$123,353

Liabilities Related to Assets Held for Sale	$51,428

We did not have any assets or liabilities related to assets held for sale as of December 31, 2015.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three and nine months ended September 30, 2016 and 2015 are presented as if the hotels acquired by the Company in 2016 and 2015 had been acquired as of January 1, 2015 and 2014, respectively. The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2015 and 2014, nor do they purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro Forma Total Revenues	$121,465	134,075	$366,936	$381,081

Pro Forma Net Income	8,315	15,731	116,816	31,763
Income Allocated to Noncontrolling Interest	(217)	(296)	(4,371)	(286)
Preferred Distributions	(4,417)	(3,589)	(12,006)	(10,767)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	-	(4,021)	-
Pro Forma Income Applicable to Common Shareholders	$3,681	$11,846	$96,418	$20,710

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$0.09	$0.25	$2.22	$0.43
Diluted	$0.09	$0.25	$2.20	$0.42

Weighted Average Common Shares Outstanding
Basic	42,309,044	47,417,452	43,368,153	48,502,387
Diluted	42,745,864	47,909,549	43,869,293	49,035,700

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2016 and December 31, 2015, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	September 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2016	2015

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$778	$795
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	2,940	4,499
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	4,784	5,022
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	30.0%	*	3,456	-
				$11,958	$10,316

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

As described in “Note 2 – Investment in Hotel Properties” the Contribution Agreements valued the JV Properties at $543,500.  In accordance with the Contribution Agreements, Cindat contributed $354,550 in cash, in exchange for a 70.0% senior common equity interest in Owner JV. We contributed the JV Properties to Owner JV and received $354,550 in cash, a preferred equity interest initially valued at $37,000, and a 30.0% junior common equity interest in Owner JV. In addition, Cindat contributed $14,105 and we contributed $12,239 for working capital and closing costs for the formation of Owner JV and for finance costs related to debt originated on the JV Properties by Owner JV. Of the $12,239 in additional funds contributed by us, $6,045 was attributed to our junior common equity interest and $6,194 was attributed to our preferred equity interest.  We also incurred $361 of costs related to our contribution which is included in our investment in unconsolidated joint ventures as outside basis and will be amortized over the life of the venture.

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

At closing, mortgage debt of $285,000 and mezzanine debt of $50,000 (collectively, the “Cindat JV Financings)” was placed on the JV Properties.  Owner JV distributed proceeds of $323,793 from the debt originated, of which $226,655 was distributed to Cindat and $97,138 was distributed to us, reducing our investment in Owner JV accordingly.

Subject to the terms of the Cindat JV Financings, cash available for distribution will be distributed (1) to us until we receive a 9% annual rate of return on our $43,194 preferred equity interest, (2) then to Cindat until they receive a 10% return on their remaining $142,000 senior common equity interest and (3) then to us until we receive an 8% return on our $60,857 junior common equity interest.  Any cash available for distribution remaining will be split 30% to us and 70% to Cindat.  Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture. Pursuant to the terms of agreements governing the Cindat JV Financings, a lender determined that certain debt coverage ratio covenants contained therein were not met as of June 30, 2016. Pursuant to these agreements, the lender has elected to escrow the operating cash flow for the Owner JV. However, the failure to meet these covenants does not constitute an event of default under the Cindat JV Financings.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

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

For SB Partners, LLC and Hiren Boston, LLC, income or loss is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. This results in an income allocation consistent with our percentage of ownership interests.

For Mystic Partners, LLC and Owner JV, LLC, income or loss is allocated using Hypothetical Liquidation at Book Value (“HLBV method”) as the liquidation rights and priorities, as defined by each venture’s governing agreements, differ from the underlying percentage ownership interests in the ventures. The Company applies the HLBV method using a balance sheet approach.  A calculation is prepared at each balance sheet date to determine the amount that we would receive if the venture entity were to liquidate all of its assets at carrying value and distribute that cash to the joint venture partners based on the contractually defined liquidation priorities.  The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the unconsolidated joint venture investment for the period.

Any difference between the carrying amount of any of our investments noted above and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income recognized during the three and nine months ended September 30, 2016 and 2015, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
SB Partners, LLC	$195	$297	$483	$494
Hiren Boston, LLC	406	391	692	598
Mystic Partners, LLC	(80)	(80)	(239)	(232)
Cindat Hersha Owner JV, LLC	(4,238)	-	(3,346)	-
(Loss) Income from Unconsolidated Joint Venture Investments	$(3,717)	$608	$(2,410)	$860

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.

Balance Sheets
	September 30,	December 31,
	2016	2015
Assets
Investment in Hotel Properties, Net	$649,849	$105,354
Other Assets	42,733	15,558
Total Assets	$692,582	$120,912

Liabilities and Equity
Mortgages and Notes Payable	$431,373	$113,532
Other Liabilities	41,033	30,575
Equity:
Hersha Hospitality Trust	120,509	22,698
Joint Venture Partner(s)	99,667	(45,893)
Total Equity	220,176	(23,195)

Total Liabilities and Equity	$692,582	$120,912

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Room Revenue	$37,757	$16,069	$81,715	$44,690
Other Revenue	5,718	4,911	17,213	16,110
Operating Expenses	(23,433)	(14,107)	(56,999)	(41,613)
Lease Expense	(278)	(288)	(860)	(839)
Property Taxes and Insurance	(3,326)	(779)	(6,404)	(2,254)
Federal and State Income Taxes	(174)	-	(174)	-
General and Administrative	(2,462)	(1,402)	(5,811)	(4,140)
Depreciation and Amortization	(4,040)	(1,709)	(9,049)	(4,848)
Interest Expense	(6,146)	(1,693)	(12,410)	(4,950)
Acquisition Costs	-	-	(1,499)	-
(Loss) Gain allocated to Noncontrolling Interests	(10)	5	(50)	(80)
Net Income	$3,606	$1,007	$5,672	$2,076

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
Our share of equity recorded on the joint ventures' financial statements	$120,509	$22,698
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(108,551)	(12,382)
Investment in Unconsolidated Joint Ventures	$11,958	$10,316

(1)  Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

•	cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements;
•	the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements; and
•

accumulated amortization of our equity in joint ventures that reflects the difference in our portion of the fair value of joint ventures' assets on the date of our investment when compared to the carrying value of the assets recorded on the joint ventures’ financial statements (this excess or deficit investment is amortized over the life of the properties, and the amortization is included in Income (Loss) from Unconsolidated Joint Venture Investments on our consolidated statement of operations).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS

Other Assets

Other Assets consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	7,504	14,434
Deferred Tax Asset, Net of Valuation Allowance of $804	19,103	14,590
Other	9,837	9,386
	$37,992	$39,958

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deferred Tax Asset - We have approximately $19,103 of net deferred tax assets as of September 30, 2016. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $19,103 of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of December 31, 2015, we had $5,000 in interest bearing deposits related to the future acquisition of the Sanctuary Beach Resort, located in Marina, California. We completed the acquisition of this property on January 28, 2016 (See “Note 2 – Investment in Hotel Properties” for more information).  As of September 30, 2016, we had $4,000 in non-interest bearing deposits related to the expected acquisition of the Courtyard by Marriott, located in Sunnyvale, California, which closed on October 20, 2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

Mortgages payable at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Mortgage Indebtedness	$351,387	$545,036
Net Unamortized Premium	2,443	3,503
Net Unamortized Deferred Financing Costs	(2,897)	(3,880)
	$350,933	$544,659

Liabilities Related to Hotel Assets Held for Sale	$51,428	$-

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages.  Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.78% to 6.30% as of September 30, 2016. Aggregate interest expense incurred under the mortgage loans payable totaled $4,930 and $6,404 and $16,921 and $20,372 during the three and nine months ended September 30, 2016 and 2015, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing our hotel properties were met as of September 30, 2016. Pursuant to these loan agreements, if the debt service coverage ratio covenants were not met, the lender could elect to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loan agreements.

As of September 30, 2016, the maturity dates for the outstanding mortgage loans ranged from January 2017 to February 2024.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $983 and $1,023 as of September 30, 2016 and December 31, 2015, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 3.80% and 3.36% and 3.69% and 3.31% during the three and nine months ended September 30, 2016 and 2015, respectively.  Interest expense in the amount of $490 and $434 and $1,427 and $1,278 was recorded for the three and nine months ended September 30, 2016 and 2015, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

On August 10, 2015, we entered into an additional $300,000 senior unsecured term loan agreement (“Second Term Loan”) with Citigroup Global Markets Inc. and various other lenders. The Second Term Loan expires on August 10, 2020.

On August 2, 2016, we entered into an additional $200,000 senior unsecured term loan agreement (“Third Term Loan”) with Wells Fargo Bank, Inc. and various other lenders. The Third Term Loan expires on August 2, 2021.

The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of September 30, 2016, the following hotel properties were borrowing base assets:

- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Washington, DC
- Residence Inn, Norwood, MA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- The Rittenhouse Hotel, Philadelphia, PA
- Sheraton, Wilmington South, DE	- The Boxer, Boston, MA
- Sheraton Hotel, JFK Airport, New York, NY	- Courtyard, San Diego, CA
- Winter Haven, Miami, FL	- Residence Inn, Coconut Grove, FL
- Hampton Inn, Pearl Street, NY	- Blue Moon, Miami, FL
- Residence Inn, Greenbelt, MD	- Parrot Key Resort, Key West, FL
- Courtyard, Miami, FL	- Courtyard, Brookline, MA
- Residence Inn, Tyson's Corner, VA	- TownePlace Suites, Sunnyvale, CA
- Ritz Carlton, Washington, DC	- Hilton Garden Inn, M Street, Washington, DC
- Hampton Inn, Philadelphia, PA	- Courtyard, Alexandria, VA
- Hampton Inn, Seaport, NY	- Holiday Inn Express, 29th Street, NY
- Envoy Hotel, Boston, MA

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	September 30, 2016	December 31, 2015
Line of Credit	1.70% to 2.45%	$-	$27,000
First Term Loan	1.60% to 2.35%	210,520	250,000
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	102,000	-

We maintain an interest rate swap, with a $150,000 notional amount, which effectively fixes the interest rate on $150,000 of the First Term Loan at a blended rate of 2.914%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information.

The balance of the Term Loans is offset by $3,246 and $2,220 in net deferred financing costs as of September 30, 2016 and December 31, 2015, respectively. These costs were incurred as a result of originating the term loan borrowings and are amortized over the life of these loans.

The Credit Facility and the Term Loans include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $900,000, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·a fixed charge coverage ratio of not less than 1.50 to 1.00;

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 45%.

The Company is in compliance with each of the covenants listed above as of September 30, 2016. As of September 30, 2016, our remaining borrowing capacity under the Credit Facility and Term Loans was $384,190 based on the borrowing base assets at September 30, 2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The Company recorded interest expense of $3,983 and $2,844 and $12,546 and $6,824 related to borrowings drawn on the Credit Facility and Term Loans for the three and nine months ended September 30, 2016 and 2015, respectively. The weighted average interest rate on the Credit Facility and Term Loans was 2.80% and 2.66% and 2.71% and 2.72% for the three and nine months ended September 30, 2016 and 2015, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and nine months ended September 30, 2016 and 2015, we did not have any on-going capital projects which would require us to capitalize interest.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three and nine months ended September 30, 2016 and 2015 was $645 and $619 and $1,945 and $1,996, respectively.

New Debt/Refinance

On September 5, 2016, we repaid outstanding mortgage debt with an original principal balance of $55,000 secured by the Holiday Inn Express 29th Street, NY. The loan was due to mature on November 5, 2016, and we incurred approximately $42 in expense related to unamortized deferred financing costs and fees. We also recognized $133 of gain in unamortized original issue premiums related to the property.

On August 2, 2016, we repaid in full outstanding mortgage debt with an original principal balance of $19,250 secured by the Hampton Inn Seaport, NY. The loan was due to mature on  October 8, 2016, and we incurred approximately $67  in expense related to unamortized deferred financing costs and fees.

On August 2, 2016, we repaid in full outstanding mortgage debt with an original principal balance of $25,000 secured by the Courtyard Alexandria, VA. The loan was due to mature on  October 5, 2016, and we incurred approximately $9  in expense related to unamortized deferred financing costs and fees.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

On June 10, 2015, we repaid in full outstanding mortgage debt with an original principal balance of $55,000 secured by the Hyatt Union Square, NY and simultaneously entered into a new mortgage obligation of $55,750, incurring a loss on debt extinguishment of approximately $212. The new mortgage debt bears interest at a variable rate of one month U.S dollar LIBOR plus 2.30% and matures on June 10, 2019. Also on June 10, 2015, we entered into an interest rate cap that matures on June 10, 2019 that effectively limits the interest at 5.30% per annum.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate cap.

On April 10, 2015, we repaid in full outstanding mortgage debt with an original principal balance of $38,913 secured by the Courtyard by Marriott, Brookline, MA. The loan was due to mature in July 2015, and we incurred approximately $10 in expense in unamortized deferred financing costs and fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned TRS, 44 New England, and certain of our joint venture entities engage eligible independent contractors in accordance with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, including Hersha Hospitality Management Limited Partnership (“HHMLP”), as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel. Our management agreements with other unaffiliated hotel management companies have terms that are consistent with those typically used by other hotel management companies.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2016 and 2015, base management fees incurred totaled $3,385, and $3,710 and $9,994 and $10,086, respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2016 and 2015, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2016 and 2015 were $6,252 and $7,528 and $18,899 and $20,760, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2016 and 2015, the Company incurred accounting fees of $341 and $379 and $1,088 and $1,100,  respectively. For the three and nine months ended September 30, 2016 and 2015, the Company incurred information technology fees of $115 and $114 and $346 and $326, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2016 and 2015, we incurred fees of $307 and $224 and $1,036 and $607,  respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

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

Hotel Supplies

For the three and nine months ended September 30, 2016 and 2015, we incurred charges for hotel supplies of $41 and $49, and $101 and $142,  respectively. For the three and nine months ended September 30, 2016 and 2015, we incurred charges for capital expenditure purchases of $613 and $820 and $1,927 and $3,614, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $16 and $1 is included in accounts payable at September 30, 2016 and December 31, 2015, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2016 and December 31, 2015 was approximately $12,040 and $6,243, respectively. The balances primarily consisted of working capital deposits made to HHMLP and related party service providers.

Due to Related Parties

The balance due to related parties as of September 30, 2016 and December 31, 2015 was approximately $0 and $8,789, respectively. The balances consisted of amounts payable to HHMLP and related party service providers for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three and nine months ended September 30, 2016 and 2015, we incurred $891 and $768 and $2,676 and $2,223,  respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

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

As of September 30, 2016, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of September 30, 2016 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2016	December 31, 2015

Courtyard, LA Westside, Culver City, CA	Cap	3.000%	1-Month LIBOR + 3.00%	October 27, 2015	September 29, 2017	35,000	11	19
Hyatt, Union Square, New York, NY	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	11	136
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.35%	November 5, 2012	November 5, 2016	100,000	(1)	84
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.35%	December 18, 2012	November 5, 2016	50,000	(4)	18
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,023	(11)	(21)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	44,550	(100)	(215)
							$(94)	$21

On June 10, 2015, we refinanced the debt associated with Hyatt Union Square. As a result, we entered into an interest rate cap with a strike rate of 3.000%. The original interest rate cap matured on April 9, 2016 and was replaced by the aforementioned interest rate cap with a strike rate of 3.000%.

On October 7, 2016, we entered into an interest rate swap associated with $150,000 of our $200,000 Third Term Loan. This swap effectively fixes the interest rate of the Third Term Loan at 3.211%. This swap matures on October 3, 2019.

The fair value of certain swaps and our interest rate caps is included in other assets at September 30, 2016 and December 31, 2015 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at September 30, 2016 and December 31, 2015.

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $153 and a loss of $69 for the three months ended September 30, 2016 and 2015, respectively, and a loss of $68 and $690 for the nine months ended September 30, 2016 and 2015, respectively. These unrealized gains/losses were reflected on our consolidated balance sheet in accumulated other comprehensive income/loss.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $110 and $575, and $428 and $1,286 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three and nine months ended September 30, 2016 and 2015, respectively. For the next twelve months ending September 30, 2017,  we estimate that an additional $152 will be reclassified as an increase to interest expense.

Fair Value of Debt

We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2016, the carrying value and estimated fair value of our debt were $1,062,200 and $1,062,354, respectively.  As of December 31, 2015, the carrying value and estimated fair value of our debt were $1,169,964 and $1,170,901, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

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

On March 17, 2016, the Compensation Committee approved the 2016 Annual Long Term Equity Incentive Program (“2016 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan.  These awards are earned under the 2016 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of September 30, 2016,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2016 Annual EIP awards.

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
March 30, 2016
(2015 Annual EIP)	183,396	3 years	25%/year (1)	45,847	-	$1,159	$-
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	64,415	64,415	359	758
December 23, 2014
(2013 Annual EIP) (3)	83,993	3 years	25%/year (1)	55,994	55,994	43	173
December 23, 2014 (3)	258,899	5 years	33% Year 3, 4, 5 (2)	172,599	86,299	731	1,553
	655,120			338,855	206,708	$2,292	$2,484

(1)

25% of the issued shares or LTIP Units vested immediately upon issuance.  In general, the remaining shares or LTIP Units vest 25% on the first through third anniversaries of the end of the performance period (subject to continuous employment through the applicable vesting date).

(2)

On April 18, 2012, the Company entered into amended and restated employment agreements with the Company’s executive officers.  To induce the executives to agree to the substantial reduction in benefits upon certain terminations following a change of control as described in the agreements, the Company awarded an aggregate of 258,899 restricted common shares to the executives pursuant to the 2012 Plan, which were subsequently forfeited and replaced with LTIP Units.  One-third of each award of LTIP Units vested or will vest on each of the third, fourth and fifth anniversaries of the original date of issuance.  Vesting will accelerate upon a change of control or if the relevant executive’s employment with the Company were to terminate for any reason other than for cause (as defined in the employment agreements).

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Stock based compensation expense related to the Annual Long Term Equity Incentive Programs of $952 and $1,001 and $3,314 and $3,132 was incurred during the three and nine months ended September 30, 2016 and 2015, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Programs as of September 30, 2016 and December 31, 2015 was $2,292 and $2,484, respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 17, 2016, the Compensation Committee approved the 2016 Multi-Year Long Term Equity Incentive Program (“2016 Multi-Year EIP”). This program has a three-year performance period which commenced on January 1, 2016 and ends December 31, 2018. As of September 30, 2016, no shares or LTIP Units have been issued to the executive officers in settlement of 2016 Multi-Year EIP awards.

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

				Units Vested		Unearned Compensation
Compensation Committee Approval Date	LTIP Units Issued	LTIP Issuance Date	Performance Period	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
March 17, 2016
(2016 Multi-Year EIP)	-	N/A	1/1/2016 to 12/31/2018	-	-	$962	$-
March 18, 2015
(2015 Multi-Year EIP)	-	N/A	1/1/2015 to 12/31/2017	-	-	447	596
April 11, 2014
(2014 Multi-Year EIP)	-	N/A	1/1/2014 to 12/31/2016	-	-	354	567
April 15, 2013
(2013 Multi-Year EIP)	110,849	3/30/2016	1/1/2013 to 12/31/2015	55,424	-	148	385
	110,849			55,424	-	$1,911	$1,548

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

Stock based compensation expense of $343 and $217 and $1,527 and $601 was recorded for the three and nine months ended September 30, 2016 and 2015, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of September 30, 2016 and December 31, 2015, respectively, was $1,911 and $1,548.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of $150 and $135 and $407 and $330 was incurred during the three and nine months ended September 30, 2016 and 2015, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2016 and December 31, 2015 was $639 and $491, respectively.  The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Original Shares Issued	Range of Share Price on Date of Grant*	Vesting Period	Vesting Schedule	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
2016	30,070	$18.02-21.11	2 years	50% /year	497	-	$428	$-
2015	23,492	21.76-28.09	2-4 years	25-50% /year	13,636	600	211	419
2014	11,455	26.00-27.00	2 years	50% /year	11,455	6,619	-	54
2013	11,899	22.56	2-4 years	25-50% /year	11,899	11,199	-	7
2012	13,646	21.12	2-4 years	25-50% /year	13,646	12,445	-	11
Total	90,562				51,133	30,863	$639	$491

*Original share price on date of grants prior to June 22, 2015 was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On March 30, 2016, we issued 5,289 shares which do not fully vest until December 31, 2016.  Compensation expense incurred for the three and nine months ended September 30, 2016 and 2015, respectively, was $37 and $23 and $74 and $70.  The following table is a summary of all unvested share awards issued to trustees in lieu of an annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2016	December 31, 2015
March 30, 2016	5,289	$21.11	9 months	100%	$37	$-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three and nine months ended September 30, 2016 and 2015  was $15 and $15 and $45 and $45 for the three and nine months ended September 30, 2016 and 2015, respectively.  Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $75 and $67 as of September 30, 2016 and December 31, 2015, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
March 30, 2016	2,500	3 years	33% /year	-	-	$40	$-
December 30, 2014	2,500	3 years	33% /year	835	835	30	48
December 27, 2013	3,000	3 years	33% /year	2,170	2,170	5	19
				3,005	3,005	$75	$67

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $319 and $271 was incurred during the nine months ended September 30, 2016 and 2015, respectively, and is recorded in general and administrative expense on the statement of operations.  Share grants issued to the Board of Trustees are immediately vested.  On June 6, 2016, an aggregate of 17,795 shares were issued to the Board of Trustees at a price per share on the date of grant of $17.96.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $17 and $20 and $107 and $156 for the three and nine months ended September 30, 2016 and 2015, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2016 and December 31, 2015 was $79 and $90, respectively.  The following table is a summary of all unvested share awards issued to non-employees under the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
March 30, 2016	7,500	$21.11	2 years	50% /year	3,750	-	$79	$-
March 27, 2015	7,238	$25.88	2 years	50% /year	7,238	3,762	-	90
Total	14,738				10,988	3,762	$79	$90

*Original share price on date of grants prior to June 22, 2015 was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NUMERATOR:
Basic and Diluted*
Net Income	$8,205	$14,403	$114,745	$29,640
Income allocated to Noncontrolling Interests	(211)	(244)	(4,273)	(206)
Distributions to Preferred Shareholders	(4,417)	(3,589)	(12,006)	(10,767)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(119)	(116)	(376)	(369)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	-	(4,021)	-
Net Income attributable to Common Shareholders	$3,458	$10,454	$94,069	$18,298

DENOMINATOR:
Weighted average number of common shares - basic	42,309,044	47,417,452	43,368,153	48,502,387
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	241,771	259,008	227,572	276,486
Contingently Issued Shares	195,049	233,089	273,568	256,827
Weighted average number of common shares - diluted	42,745,864	47,909,549	43,869,293	49,035,700

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2016 and 2015 totaled $32,991 and $29,976, respectively. The following non-cash investing and financing activities occurred during 2016 and 2015:

	2016	2015
Common Shares issued as part of the Dividend Reinvestment Plan	$47	$35
Acquisition of hotel properties:
Debt assumed, including premium	14,750	28,902
Deposit paid in prior period towards acquisition which closed in current period	5,000	-
Cash paid for income taxes	781	-
Accrued payables for fixed assets placed into service	298	-
Contribution of fixed assets to joint venture	264,658	-

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

BACKGROUND

As of September 30, 2016, we owned interests in 55 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 43 wholly-owned hotels and interests in 12 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2016, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

We expect continued stability and improvement in consumer and commercial spending and lodging demand in many of our markets during 2016.  However some markets, such as New York City and South Florida, are encountering less favorable supply and demand dynamics. Industry wide occupancy has surpassed peak occupancy from the previous cycle which should allow hotel operators to increase ADR across the United States (“U.S.”).  International visitation to the U.S. is expected to grow at a compound annual growth rate of 4.0% through 2019, according to the National Travel and Tourism Office. However, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and nine months ended September 30, 2016 and 2015.

CONSOLIDATED HOTELS:
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Variance	2016	2015	% Variance

Occupancy	86.9%	87.4%	-0.5%	83.9%	84.8%	-0.9%
Average Daily Rate (ADR)	$205.81	$199.45	3.2%	$200.20	$195.06	2.6%
Revenue Per Available Room (RevPAR)	$178.76	$174.38	2.5%	$167.93	$165.36	1.6%

Room Revenues	$105,079	$113,645	-7.5%	$312,714	$314,395	-0.5%
Total Revenues	$120,515	$124,488	-3.2%	$354,991	$347,176	2.3%

RevPAR for the three and nine months ended September 30, 2016 increased 2.5% and 1.6% respectively for our consolidated hotels when compared to the same period in 2015.  The overall increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions in certain markets since September 30, 2015 and the acquisition of hotel properties consummated in 2015 and 2016 that are accretive to RevPAR. Results were hindered by ongoing renovations at five of our hotels and new supply which inhibited rate growth in some of our properties in New York City and the South Florida markets.  As mentioned previously, we contributed seven consolidated hotel properties located in New York City to Owner JV on April 29, 2016. Consolidated results subsequent to this date do not include the operations of these seven properties.

The following table outlines operating results for hotels we own through an unconsolidated joint venture interests. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Variance	2016	2015	% Variance

Occupancy	82.2%	70.6%	11.6%	77.2%	70.2%	7.0%
Average Daily Rate (ADR)	$203.33	$180.81	12.5%	$194.31	$170.42	14.0%
Revenue Per Available Room (RevPAR)	$167.10	$127.59	31.0%	$150.02	$119.58	25.5%

Room Revenues	$37,757	$16,069	135.0%	$81,715	$44,690	82.8%
Total Revenues	$43,475	$20,980	107.2%	$98,928	$60,800	62.7%

The increases in occupancy, ADR, RevPAR, room revenues and total revenues for the three and nine months ended September 30, 2016 over the same periods in 2015 are primarily driven by the contribution of seven consolidated hotel properties located in New York City to Owner JV on April 29, 2016. The addition of these seven hotels, located in a market that typically has higher occupancy and ADR than the markets of our existing unconsolidated joint venture hotel properties, contributed $21,352 and $36,576 in total revenue to our unconsolidated joint venture hotel portfolio during the three and nine months ended September 30, 2016. The remainder of our unconsolidated joint venture portfolio’s results were hindered by renovation disruption at one of our hotel properties located in Hartford, CT.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three and nine months ended September 30, 2016 and 2015 there are 38 same store hotels.  The following table outlines operating results for the three and nine months ended September 30, 2016 and 2015, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 38 hotels in both years)			(includes 38 hotels in both years)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Variance	2016	2015	% Variance

Occupancy	87.0%	86.1%	0.9%	84.0%	83.8%	0.2%
Average Daily Rate (ADR)	$199.26	$195.70	1.8%	$198.16	$195.03	1.6%
Revenue Per Available Room (RevPAR)	$173.40	$168.45	2.9%	$166.48	$163.38	1.9%

Room Revenues	$91,423	$88,803	3.0%	$254,344	$248,659	2.3%
Total Revenues	$102,773	$99,136	3.7%	$287,189	$279,006	2.9%

RevPAR for the three and nine months ended September 30, 2016 increased 2.9% and 1.9% respectively for our same store consolidated hotels when compared to the same period in 2015. Same store consolidated hotels excludes the results from the seven New York City hotels contributed to Owner JV from both years presented. Results for the three and nine months ended September 30, 2016 compared to 2015 were hindered by ongoing renovations at five of our hotels and new supply which inhibited rate growth in some of our properties in New York City and the South Florida markets.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2016 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 99.9% of total revenues for the three months ended September 30, 2016 and 2015.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues decreased $3,973, or 3.2%, to $120,515 for the three months ended September 30, 2016 compared to $124,488 for the same period in 2015.  This decrease in hotel operating revenues was primarily attributable to the impact of the hotels contributed to the Cindat joint venture, offset by the acquisition of hotel properties, continued growth and stabilization of our existing assets. Acquisitions contributed $16,421 in incremental revenue during the three months ended September 30, 2016 when compared to the same period in 2015, while the contribution of seven hotels to our joint venture with Cindat caused a decrease in revenue by $22,660 during the same period.

From September 30, 2015 through September 30, 2016, we have acquired interests in four consolidated hotels. These hotels acquired prior to September 30, 2016 contributed the following operating revenues for the three months ended September 30, 2016.

Brand	Location	Acquisition Date	Rooms	Three Months Ended September 30, 2016
Ritz Carlton Georgetown	Washington, DC	December 29, 2015	86	$4,057
Sanctuary Beach Resort	Monterey Bay, CA	January 28, 2016	60	2,414
Hilton Garden Inn M Street	Washington, DC	March 9, 2016	238	3,901
Envoy Hotel	Boston, MA	July 21, 2016	136	5,135
			520	$15,507

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the three months ended September 30, 2016 included revenues for a full three months related to the one hotel that was purchased during the three months ended September 30, 2015. We acquired interests in the following hotel during the three months ended September 30, 2015:

Brand	Location	Acquisition Date	Rooms	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
TownePlace Suites	Sunnyvale, CA	August 25, 2015	94	$1,473	$559

Offsetting these acquisitions is our contribution of the seven properties to the joint venture with Cindat during the second quarter of 2016. These seven hotels did not contribute any operating revenues to our consolidated hotel portfolio for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 when we recorded $22,660.

Brand	Location	Disposition Date (Contribution to JV)	Rooms	Three Months Ended September 30, 2015
Hampton Inn Herald Square	New York, NY	April 29, 2016	136	$2,863
Hampton Inn Chelsea	New York, NY	April 29, 2016	144	3,218
Hampton Inn Times Square	New York, NY	April 29, 2016	184	3,921
Holiday Inn Express Times Square	New York, NY	April 29, 2016	210	4,718
Candlewood Suites Times Square	New York, NY	April 29, 2016	188	3,595
Holiday Inn Express Water Street	New York, NY	April 29, 2016	112	2,135
Holiday Inn Wall Street	New York, NY	April 29, 2016	113	2,210
			1,087	$22,660

Expenses

Total hotel operating expenses increased 0.6% to approximately $66,779 for the three months ended September 30, 2016 from $66,373 for the three months ended September 30, 2015.  This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a decrease in hotel operating expenses which were not recognized in the three months ended September 30, 2016 due to the contribution of seven hotel properties to the joint venture with Cindat. Depreciation and amortization decreased by 0.6%, or $110, to $18,704 for the three months ended September 30, 2016 from $18,814 for the three months ended September 30, 2015. The decrease in depreciation and amortization was primarily attributable to the contribution of the seven hotel properties contributed to the joint venture with Cindat, offset by depreciation and amortization recorded on the hotels recently acquired. Real estate and personal property tax and property insurance decreased $1,792, or 19.7%, for the three months ended September 30, 2016 when compared to the same period in 2015.  This was primarily attributable to $2,324 in real estate and property insurance recognized for the seven hotel properties contributed to the joint venture with Cindat for the three months ended September 30, 2015 which was not recognized during the three months ended September 30, 2016. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions resulting from our management of this expense.

General and administrative expense increased by 12.6%, or approximately $604, from $4,796 in the three months ended September 30, 2015 to $5,400 for the same period in 2016.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to share based compensation increased $103 when comparing the three months ended September 30, 2016 to the same period in 2015.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $24 from $146 for the three months ended September 30, 2015 to $170 for the same period in 2016.

Operating Income

Operating income for the three months ended September 30, 2016 was $21,356 compared to operating income of $24,519 during the same period in 2015. Operating income was negatively impacted by the dispositions of the hotel properties noted above.

Interest Expense

Interest expense decreased $642 from $11,067 for the three months ended September 30, 2015 to $10,425 for the three months ended September 30, 2016. Our borrowings have increased in total between September 30, 2015 and September 30, 2016, as we have entered into a Second and Third Term Loan and also have increased draws from our Line of Credit primarily for acquisitions and to repay secured mortgage indebtedness. We used our Line of Credit, and First, Second and Third Term Loans to pay down mortgage debt which bore a higher interest rate of interest. A partial amount of our consolidated mortgage debt, Line of Credit outstanding draws and a partial amount of our First Term Loan were all repaid with proceeds from the disposition and simultaneous contribution of seven hotel properties to the joint venture with Cindat. This reduced our interest expense for the period from July 1, 2016 to September 30, 2016.

Loss on Disposition of Hotel Properties

During the three months ended September 30, 2016, the Company recorded a loss of $437 related to the sale of the Hawthorn Suites, Franklin, MA.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $4,325 from income of $608 for the three months ended September 30, 2015 compared to a loss of $3,717 during the same period in 2016.

Income Tax Benefit

During the three months ended September 30, 2016, the Company recorded an income tax benefit of $1,443 compared to an income tax benefit of $631 for the three months ended September 30, 2015.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended September 30, 2016 was $3,577 compared to income of $10,570 during the same period in 2015.  This decrease was primarily caused by a loss of contributions from hotel properties that were sold, loss recorded from unconsolidated joint venture investments and an increase in our dividends paid on our preferred shares.  Offsetting this decrease in net income was an increase to our income tax benefit and decrease in interest expense recorded during the three months ended September 30, 2016 compared to the same period in 2015.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the three months ended September 30, 2016 was $3,730 compared to comprehensive income of $10,501 for the same period in 2015. For the three months ended September 30, 2016, we recorded comprehensive income of $8,358 compared to $14,334 for the three months ended September 30, 2015.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2016 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99.9% of total revenues for the nine months ended September 30, 2016 and 2015. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $7,815, or 2.3%, to $354,991 for the nine months ended September 30, 2016 compared to $347,176 for the same period in 2015. This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the nine months ended September 30, 2015 and the continued growth and stabilization of our existing assets offset by the impact of the hotels contributed to the joint venture with Cindat. Acquisitions contributed $39,527 in incremental revenue during the nine months ended September 30, 2016 when compared to the same period in 2015, while the contribution of seven hotels to our joint venture with Cindat caused a decrease in revenue by $40,575 during the same period.

From September 30, 2015 through September 30, 2016, we have acquired interests in four consolidated hotels. These hotels acquired prior to September 30, 2016 contributed the following operating revenues for the nine months ended September 30, 2016.

Brand	Location	Acquisition Date	Rooms	Nine Months Ended September 30, 2016
Ritz Carlton Georgetown	Washington, DC	December 29, 2015	86	$10,718
Sanctuary Beach Resort	Monterey Bay, CA	January 27, 2016	60	4,977
Hilton Garden Inn M Street	Washington, DC	March 8, 2016	238	10,033
Envoy Hotel	Boston, MA	July 21, 2016	136	5,135
			520	$30,863

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the nine months ended September 30, 2016 included revenues for a full nine months related to the one hotel that was purchased during the nine months ended September 30, 2015. We acquired interests in the following hotel during the nine months ended September 30, 2015:

Brand	Location	Acquisition Date	Rooms	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
TownePlace Suites	Sunnyvale, CA	August 25, 2015	94	$4,371	$559
St. Gregory Hotel	Washington, DC	June 16, 2015	155	7,690	2,838

Offsetting these acquisitions is our contribution of the seven properties to the joint venture with Cindat. These seven hotels contributed the following operating revenues to our consolidated hotel portfolio for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Brand	Location	Disposition Date (Contribution to JV)	Rooms	Nine Months Ended September 30, 2016	NIne Months Ended September 30, 2015
Hampton Inn Herald Square	New York, NY	April 29, 2016	136	$2,175	$7,649
Hampton Inn Chelsea	New York, NY	April 29, 2016	144	2,626	8,404
Hampton Inn Times Square	New York, NY	April 29, 2016	184	3,029	10,224
Holiday Inn Express Times Square	New York, NY	April 29, 2016	210	3,720	11,907
Candlewood Suites Times Square	New York, NY	April 29, 2016	188	3,028	9,432
Holiday Inn Express Water Street	New York, NY	April 29, 2016	112	1,772	5,432
Holiday Inn Wall Street	New York, NY	April 29, 2016	113	1,758	5,635
			1,087	$18,108	$58,683

Expenses

Total hotel operating expenses increased 5.6% to approximately $198,397 for the nine months ended September 30, 2016 from $187,862 for the nine months ended September 30, 2015. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2015, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization of 3.4%, or $1,864, to $57,259 for the nine months ended September 30, 2016 from $55,395 for the nine months ended September 30, 2015. Real estate and personal property tax and property insurance decreased $1,179, or 4.6%, for the nine months ended September 30, 2016 when compared to the same period in 2015. With the disposition of the hotels contributed to the joint venture with Cindat, hotel operating expenses, depreciation and amortization, and real estate and property insurance decreased by $17,190, $4,129 and $4,102, respectively.

General and administrative expense increased 18.5%, or by approximately $2,689, from $14,566 in the nine months ended September 30, 2015 to $17,255 for the same period in 2016.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation increased $1,188 when comparing the nine months ended September 30, 2016 to the same period in 2015. This increase in share based compensation expense is primarily related to the issuance of share awards under the 2013 Multi-Year LTIP during the nine months ended September 30, 2016 as the performance period ended December 31, 2015. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $1,279 from $454 for the nine months ended September 30, 2015 to $1,733 for the same period in 2016. The costs incurred in 2016 were primarily related to our acquisition of the Sanctuary Beach Resort, Marina, CA, the Hilton Garden Inn M Street in Washington, DC, and the Envoy Hotel, Boston, MA while the costs incurred in 2015 primarily related to our acquisitions of St. Gregory Hotel in Washington, DC and TownePlace Suites, Sunnyvale, CA.  Also included in acquisition and terminated transactions costs are charges related to transactions that were terminated during the period.

Operating Income

Operating income for the nine months ended September 30, 2016 was $53,451 compared to operating income of $61,166 during the same period in 2015. Operating income was negatively impacted by the dispositions of the hotel properties noted above.

Interest Expense

Interest expense increased $1,537 from $32,390 for the nine months ended September 30, 2015 to $33,927 for the nine months ended September 30, 2016. The increase in interest expense is primarily due to increased borrowings drawn on the Second Term Loan during the third and fourth quarters of 2015, and the Third Term Loan during the third quarter of 2016.  These borrowings were used to acquire hotel properties and to pay down consolidated mortgage debt.

Gain on Disposition of Hotel Properties

During the nine months ended September 30, 2016, the Company recorded a net gain of $94,839 related to the Cindat joint venture transaction and the sales of the Hyatt Place, King of Prussia, PA and Hawthorn Suites, Franklin, MA. Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for more information about the Cindat joint venture.

 Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $3,270 to a loss of $2,410 for the nine months ended September 30, 2016 compared to income of $860 during the same period in 2015, due to the income we recognized on our preferred equity interest in the Cindat joint venture, and by improvements in the markets of the hotels owned by our unconsolidated joint venture investments, particularly the Boston market where two of these hotels are located.

Income Tax Benefit

During the nine months ended September 30, 2016, the Company recorded an income tax benefit of $4,513 compared to an income tax benefit of $740 for the nine months ended September 30, 2015.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the nine months ended September 30, 2016 was $94,445 compared to income of $18,667 during the same period in 2015.  This increase in net income was primarily caused by the net gain of $94,839 realized on the Cindat joint venture transaction and the sales of the Hyatt Place, King of Prussia, PA and the Hawthorn Suites, Franklin, MA. Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for more information about the Cindat joint venture.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the nine months ended September 30, 2016 was $94,377 compared to comprehensive income of $17,977 for the same period in 2015. This amount was primarily attributable to gains on disposition of hotel properties as more fully described above. For the nine months ended September 30, 2016, we recorded comprehensive income of $114,677 compared to $28,950 of comprehensive income for the nine months ended September 30, 2015. The increase in comprehensive income was primarily due to the $85,105 increase in net income.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing two of our hotel properties were not met as of September 30, 2016. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a Credit Facility with Citigroup Global Markets Inc. and various other lenders. The credit agreement provides for a $500,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit and a $250,000 senior unsecured term loan. The Credit Facility expires on February 28, 2018 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions. On August 10, 2015, we entered into a $300,000 Second Term Loan and on with Citigroup Global Markets Inc. and various other lenders. On August 3, 2016, we entered into a $200,000 Third Term Loan with Wells Fargo, N.A. and various other lenders.

As of September 30, 2016, the outstanding balance under the First Term Loan was $210,520, under the Second Term Loan was $300,000, under the Third Term Loan was $102,000 and we had no outstanding borrowings under the Line of Credit. As of September 30, 2016, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan  was $384,210 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the Credit Facility, Second Term Loan and Third Term Loan out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities and from proceeds from dispositions.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2016, we have $678 of indebtedness maturing on or before December 31, 2016. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

In addition to the incurrence of debt and the offering of equity securities, dispositions of property or investment from a joint venture partner may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets, as evidenced by our recently completed transaction involving the JV Properties, or from sales of non-core hotels in secondary and tertiary markets.  Capital from these types of transactions is intended to be redeployed into high growth acquisitions, share buybacks, or to pay down existing debt.

Common Share Repurchase Plan

In October 2015, our Board of Trustees authorized our current share repurchase program for up to $100,000 of common shares. For the nine months ended September 30, 2016, the Company repurchased 2,605,649 common shares for an aggregate purchase price of $49,051. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

In October 2016, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which will commence upon the completion of the existing repurchase program. The new program will expire on December 31, 2017, unless extended by our Board of Trustees.

Acquisitions

During the nine months ended September 30, 2016, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Sanctuary Beach Resort, Marina, CA	1/28/2016	$20,014	$17,093	$2,369	$-		$198	$39,674	$14,750	*
Hilton Garden Inn M Street, Washington, DC	3/9/2016	30,131	65,971	9,621	874	**	-	106,597	-
Envoy Hotel, Boston, MA	7/21/2016	25,264	75,979	11,251	131	***	-	112,625	-

TOTAL		$75,409	$159,043	$23,241	$1,005		$198	$258,896	$14,750

*Assumption of debt includes a $50 premium resulting from the determination that the stated rate of interest is above market rates on the date of acquisition

**Includes an intangible asset for a lease-in-place of $648, advance bookings of $76 and franchise fees of $150.

***Includes a lease-in-place intangible asset of $126, below market lease liability of $319, advance bookings asset of $199, and franchise fees asset of $125.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2016, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the nine months ended September 30, 2016 was $78,245 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2016 was $50,987.

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

Spending on capital improvements during the nine months ended September 30, 2016 increased when compared to spending on capital improvements during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we spent $26,866 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $18,841 during the same period in 2015. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the nine months ended September 30, 2016, we spent $0 on hotel development projects compared to $420 during the same period of 2015.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels. We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2016 and 2015

Net cash provided by operating activities decreased $9,142 from $87,387 for the nine months ended September 30, 2015 to $78,245 for the comparable period in 2016. Net income, adjusted for non-cash items reflected in the statement of cash flows for the nine months ended September 30, 2016 and 2015, decreased by $6,304 for the nine months ended September 30, 2016 when compared to 2015, partially driven by the disposition and subsequent contribution of seven hotel properties located in New York City to an unconsolidated joint venture with Cindat. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash provided by investing activities for the nine months ended September 30, 2016 was $185,372 compared to net cash used in investing activities of $81,000 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received $429,250 in proceeds from contributions of seven hotel properties to the Cindat joint venture and disposed of two additional hotel properties for $21,093. We did not have similar transactions during the nine months ended September 30, 2015. Offsetting these sources of funds were $238,848 for the purchase of two hotel properties during the nine months ended September 30, 2016 compared to $61,415 for the purchase of two hotel properties during the nine months ended September 30, 2015.

Net cash used in financing activities for the nine months ended September 30, 2016 was $155,612 compared to net cash provided by financing activities for the nine months ended September 30, 2015 of $1,242. This is primarily due to $156,921 in repayments in borrowings under the Line of Credit, Term Loans and mortgages payable from proceeds from the disposition of seven hotel properties to the Cindat joint venture during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we received proceeds from borrowings under the Line of Credit and Term Loans of $245,000 and repayments of mortgages payable of $182,684 during the same period in 2015. In addition, we redeemed our Series B Preferred Shares in June 2016 for $115,000. Offsetting this was approximately $185,999 in proceeds from our Series D Preferred Shares offering. In addition, dividends and distributions payable decreased $2,746 during the nine months ended September 30, 2016, compared to 2015, due to the reduction of dividends paid on common shares due to our common share repurchases, but offset by the increase in dividends paid on common shares as a result of our Series D Preferred Shares offering.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net income applicable to common shareholders	$3,577	$10,570	$94,445	$18,667
Income allocated to noncontrolling interest	211	244	4,273	206
Loss (income) from unconsolidated joint ventures	3,717	(608)	2,410	(860)
Loss (gain) on disposition of hotel properties	437	-	(94,839)	-
Depreciation and amortization	18,704	18,814	57,259	55,395
Funds from consolidated hotel operations applicable to common shareholders and Common Units	26,646	29,020	63,548	73,408

(Loss) income from unconsolidated joint ventures	(3,717)	608	(2,410)	860
Depreciation and amortization of difference between purchase price and historical cost (1)	(222)	119	(193)	360
Interest in depreciation and amortization of unconsolidated joint ventures (2)	7,359	1,022	11,399	3,795
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	3,420	1,749	8,796	5,015

Funds from Operations applicable to common shareholders and Common Units	$30,066	$30,769	$72,344	$78,423

Weighted Average Common Shares and Common Units
Basic	42,309,044	47,417,452	43,368,153	48,502,387
Diluted	44,987,721	49,857,085	46,030,381	50,929,643

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

As of September 30, 2016, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2016, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second Term and Third Term Loans and certain variable rate mortgages and notes payable. As of September 30, 2016, we had total variable rate debt outstanding of $676,318 with a weighted average interest rate of 2.86%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2016 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2016 of $1,549 and $4,936.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2016, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY and Courtyard, LA Westside, Culver City, CA, and we have four interest rate swaps related to debt on the Duane Street Hotel, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY and portions of our First Term Loan. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2016, approximately 45% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 55% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Credit Facility, Second Term Loan and Third Term Loan.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2016 to be approximately $1,054,197 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2016 to be approximately $1,070,861.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2016, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2016	2017	2018	2019	2020	Thereafter	Total

Fixed Rate Debt	$590	$177,358	$845	$151,094	$1,183	$59,496	$390,566
Weighted Average Interest Rate	4.35%	3.62%	3.61%	5.31%	5.31%	5.31%	4.58%

Floating Rate Debt	$88	$61,049	$1,076	$160,557	$402,000	$51,548	$676,318
Weighted Average Interest Rate	2.88%	2.85%	2.85%	2.85%	3.53%	2.85%	2.97%

	$678	$238,407	$1,921	$311,651	$403,183	$111,044	$1,066,884

Line of Credit	$-	$-	$-	$-	$-	$-	$-
Weighted Average Interest Rate	-	-	2.98%	-	-	-	2.98%
	$678	$238,407	$1,921	$311,651	$403,183	$111,044	$1,066,884

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2016.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

Economic conditions may reduce demand for hotel properties and adversely affect the Company’s profitability.

The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product, employment, and investment and travel demand. The Company cannot predict the pace or duration of the global economic cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, the Company’s occupancy rates, revenues and profitability could be adversely affected. In addition, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely affect the Company’s business. Furthermore, some of the Company’s hotels are classified as upper upscale or upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and upscale hotels. Consequently, any uncertainty in the general economic environment could adversely affect the Company’s business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a table summary of our common share repurchases during the nine months ended September 30, 2016 under the $100 million repurchase program authorized by our Board of Trustees in October 2015. All such common shares were repurchased pursuant to open market transactions.

In October 2016, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which will commence upon the completion of the existing repurchase program. The new share repurchase program will expire on December 31, 2017, unless extended by our Board of Trustees.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2016	-	$	N/A	N/A	$72,053
February 1 to February 29, 2016	116,157		19.87	116,157	69,745
March 1 to March 31, 2016	100		20.00	116,257	69,743
April 1 to April 30, 2016	490,464		19.78	606,721	60,042
May 1 to May 31, 2016	811,511		19.46	1,418,232	44,246
June 1 to June 30, 2016	653,775		17.25	2,072,007	32,969
July 1 to July 31, 2016	-		N/A	2,072,007	32,969
August 1 to August 31, 2016	-		N/A	2,072,007	32,969
September 1 to September 30, 2016	533,642		18.58	2,605,649	23,056

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.
10.1

Term Loan Agreement, dated as of August 2, 2016, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the subsidiary guarantors named therein, as guarantors, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book running managers (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on August 5, 2016).

10.2

Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of August 10, 2015, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as the parent REIT and a guarantor, certain direct or indirect subsidiaries of the borrower, as guarantors, Citibank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on August 5, 2016).

10.3

Amendment No. 1 to the Term Loan Agreement, dated as of August 10, 2015, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the subsidiary guarantors named therein, as guarantors, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book running managers (incorporated by reference to Exhibit 10.3 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on August 5, 2016).

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

HERSHA HOSPITALITY TRUST

October 26, 2016	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer