Form 10-K
period 2016-12-31
HERSHA HOSPITALITY TRUST
filed 2017-02-24
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-14765

HERSHA HOSPITALITY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive, Harrisburg, PA	17102
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 236-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange
6.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange

6.50% Series D  Cumulative Redeemable Preferred Shares of

Beneficial Interest, par value $.01 per share

6.50% Series E Cumulative Redeemable Preferred Shares of

Beneficial Interest, par value $.01 per share

New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☒Accelerated filer☐

Non-accelerated filer ☐Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒ No

The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2016, was approximately $727.6 million.

As of February 22,  2017, the number of Class A common shares outstanding was 41,771,966 and there were no Class B common shares outstanding.

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

●our ability to raise capital on attractive terms or at all;

●our ability to obtain future financing arrangements or refinance or extend the maturity of existing financing arrangements as they come due;

●our ability to repurchase shares at attractive terms from time to time;

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

●decreased international travel because of geopolitical events, including terrorism and current U.S. government policies;

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

●our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code;

●environmental uncertainties and risks related to natural disasters;

●changes in real estate and zoning laws and increases in real property tax rates; and

●the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2016  under the heading “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”) from time to time.

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

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in major urban gateway markets including New York, Washington, DC, Boston, Philadelphia, South Florida and select markets on the West Coast. Our primary strategy is to continue to own and acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry and independent boutique hotels in markets with similar characteristics. We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes.

We aim to create value through our ability to source capital and identify high growth acquisition targets.  We seek acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. To drive sustainable shareholder value, we also seek to recycle capital from stabilized assets and our sales of non-core hotels in secondary and tertiary markets. Capital from these types of transactions is intended to be and has been redeployed into high growth acquisitions, share buybacks and reduction of debt.

As of December 31, 2016, our portfolio consisted of 43 wholly owned limited and full service properties with a total of 6,344 rooms and interests in 12 limited and full service properties owned through joint venture investments with a total of 2,456 rooms. These 55 properties, with a total of 8,800 rooms, are located in Arizona, California, Connecticut, Delaware, District of Columbia, Florida, Maryland, Massachusetts, New York, Pennsylvania, and Virginia and operate under leading brands owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), and Hyatt Corporation (“Hyatt”). In addition, some of our hotels operate as independent boutique hotels or with other brands.

On January 3, 2017, we redeemed our joint venture interest in Mystic Partners, LLC by acquiring 100% ownership interest in the Mystic Marriott Hotel & Spa and transferring our minority ownership interests in the Hartford Marriott and Hartford Hilton to the joint venture partner. In July 2016, we entered into a purchase and sale agreement to sell the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, Hyatt House, Pleasant Hill, CA, and Hyatt House, Pleasanton, CA to an unaffiliated buyer. On January 5, 2017, we closed on the sale of two of the five assets, and the remaining three are expected to close in the third quarter of 2017, subject to customary closing conditions.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as the sole general partner. As of December 31, 2016, we owned an approximate 93.6%  partnership interest in our operating partnership including all general partnership interest.

The majority of our wholly-owned hotels are managed by Hersha Hospitality Management, L.P. (“HHMLP”), a privately held, qualified management company owned by certain of our trustees and executive officers and other unaffiliated third party investors. Other third party qualified management companies manage the hotels that we own through joint venture interests. We lease our wholly-owned hotels to 44 New England Management Company (“44 New England”), our wholly-owned taxable REIT subsidiary (“TRS”) or one of its wholly owned subsidiaries. Each of the hotels that we own through a joint venture investment is leased to another TRS that is owned by the respective joint venture or an entity owned in part by 44 New England.

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

INVESTMENT IN HOTEL PROPERTIES

Our operating strategy focuses on increasing hotel performance for our portfolio. The key elements of this strategy are:

•working together with our hotel management companies to increase revenue per available room, or RevPAR, and to maximize the average daily rate, or ADR, and occupancy levels at each of our hotels through active property-level management, including intensive marketing efforts to tour groups, corporate and government extended stay customers and other wholesale customers and expanded yield management programs, which are calculated to better match room rates to room demand; and

•maximizing our hotel-level earnings by managing hotel-level costs and positioning our hotels to capitalize on increased demand in the high quality, upper-upscale, upscale and extended-stay lodging segments, which we believe can be expected to follow from improving economic conditions, and maximizing our operating margins.

ACQUISITIONS

We selectively acquire high quality branded luxury upper-upscale, upscale, upper-midscale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

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

•hotels in our target markets where we can realize operating efficiencies and economies of scale; and

•independent boutique hotels in similar markets

Since our initial public offering in January 1999 and through December 31, 2016, we have acquired, wholly or through joint ventures, a total of 115 hotels, including 28 hotels acquired from entities controlled by certain of our trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. We utilize our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.

DISPOSITIONS

We evaluate our hotels and the markets in which they operate on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential of each hotel and re-deploy the proceeds into debt reduction, acquisitions of hotels and share buybacks. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of each hotel’s cash flows, its ability to remain accretive to our portfolio, and the expectations for the market in which the hotel operates. Our decision to sell a hotel is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by the Acquisition Committee of our Board of Trustees, which committee consists solely of independent trustees. Since our initial public offering in 1999 through December 31, 2016, we have sold a total of 66 hotels.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2, “Investment in Hotel Properties”.

FINANCING

We intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt includes unsecured debt in the aggregate of $1 billion which is comprised of a $500 million senior unsecured credit facility (includes a $250 million unsecured term loan and $250 million unsecured revolving line of credit), and two unsecured term loans totaling $500 million.  Our debt also includes secured mortgage debt on our hotel properties.  We intend to use our revolving line of credit capacity to pay down mortgage debt, repurchase common shares, fund future acquisitions, as well as for capital improvements and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the revolving line of credit portion of our credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.

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

Franchisor	Franchises
Marriott International	Ritz-Carlton, Marriott, Residence Inn by Marriott, Courtyard by Marriott, TownePlace Suites, Sheraton Hotels
Hilton Hotels Corporation	Hilton Hotels, Hilton Garden Inn, Hampton Inn
IHG	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Hyatt Hotels Corporation	Hyatt House, Hyatt Place, Hyatt

We anticipate a majority of the hotels in which we invest will be operated pursuant to franchise licenses.

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

Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels as of December 31, 2016:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hersha Hospitality Management, L.P.	42	6,258	8	1,372	50	7,630
Waterford Hotel Group, Inc.*	-	-	2	802	2	802
South Bay Boston Management, Inc.	-	-	2	282	2	282
Marriott Management	1	86	-	-	1	86
Total	43	6,344	12	2,456	55	8,800

*The Mystic Partners joint venture was liquidated in January 2017 and subsequently do not have management agreements with Waterford Hotel Group, Inc.

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

For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2016, these thresholds were not met and incentive management fees were not earned. The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.

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

DISTRIBUTIONS

We have made 72 consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.

The following table sets forth distribution information for the last two calendar years.

Common Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Class A Common Shares and Common Units Per Share and Per Unit Distribution Amount
2016
Fourth Quarter	1/5/2017	1/17/2017	$0.48	*
Third Quarter	10/3/2016	10/17/2016	0.28
Second Quarter	6/30/2016	7/15/2016	0.28
First Quarter	4/1/2016	4/15/2016	0.28

2015
Fourth Quarter	1/4/2016	1/15/2016	$0.28
Third Quarter	9/30/2015	10/15/2015	0.28
Second Quarter	6/30/2015	7/15/2015	0.28
First Quarter	3/31/2015	4/15/2015	0.28	**

*Represents the aggregate of a quarterly dividend of $0.28 per common share and unit and an additional special dividend of $0.20 per common share and unit.

**Per share and per unit amounts adjusted for reverse 4-for-1 share split effective as of June 22, 2015.

Preferred Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Series B Preferred Per Share Distribution Amount		Series C Preferred Per Share Distribution Amount		Series D Preferred Per Share Distribution Amount		Series E Preferred Per Share Distribution Amount
2016
Fourth Quarter	1/1/2017	1/17/2017	N/A	*	$0.4297		$0.4063		$0.3069	**
Third Quarter	10/1/2016	10/17/2016	N/A	*	0.4297		0.4063		N/A
Second Quarter	7/1/2016	7/15/2016	0.3722	*	0.4297		0.2031	**	N/A
First Quarter	4/1/2016	4/15/2016	$0.5000		0.4297		N/A		N/A

2015
Fourth Quarter	1/1/2016	1/15/2016	$0.5000		$0.4297	$	N/A		N/A
Third Quarter	10/1/2015	10/15/2015	0.5000		0.4297		N/A		N/A
Second Quarter	7/1/2015	7/15/2015	0.5000		0.4297		N/A		N/A
First Quarter	4/1/2015	4/15/2015	0.5000		0.4297		N/A		N/A

*Series B Preferred Shares were redeemed in full on June 8, 2016.

**Represents the initial dividend prorated for the duration of the quarter following issuance.

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

COMPETITION

The U.S. hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. In addition to traditional hotels, our properties also compete with non-traditional accommodations for travelers such as online room sharing services. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under premium brands in the focused-service and full-service segments. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton, Hyatt, or IHG, will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.

The upper-upscale and upscale limited service segments of the hotel business are highly competitive.  There are many competitors in our market segments and new hotels are routinely being constructed. Additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms.

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

EMPLOYEES

As of December 31, 2016, we had 49 employees who were principally engaged in managing the affairs of the Company unrelated to property operations.  We believe that our relations with our employees are satisfactory.

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

Risks Related to the Economy and Credit Markets

Difficult economic conditions may adversely affect the hotel industry.

The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand.  If the U.S. economy should falter for any reason and there is an extended period of economic weakness, a recession or depression, our revenues and profitability could be adversely affected.

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

The performance of the hotel industry has traditionally been closely linked with the general economy. During the recession of 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. While operating results have subsequently improved, there can be no assurance that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower growth in the economy, changes in unemployment, underemployment, administration policies and changes in travel patterns. A stall in the economic recovery or a resurgent recession would have a material adverse effect on our results of operations. While we believe the U.S. economy continues on a trajectory of slow, steady growth, other economies around the world, including Europe, Canada, Japan and China, have demonstrated sluggish, stagnant or slowing growth in recent quarters.  It remains to be seen what effect, if any, the slowing in these economies will have on us.  If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we would be required to spend additional funds for that property’s operating expenses.

In addition, if operating results decline at our hotels secured by mortgage debt, there may not be sufficient operating profit from the hotel to cover the debt service on the mortgage. In such a case, we may be forced to choose from a number of unfavorable options, including using corporate cash, drawing on our revolving credit facility, selling the hotel on disadvantageous terms, including at an unattractive price, or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our shareholders.

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

Our hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have our hotels, and there can be no assurance that such volatility will not occur in the future. These risks include, among other things: competition from other hotels; over-building in the hotel industry that could adversely affect hotel revenues and hotel values; increases in operating costs due to inflation and other factors, which may not be offset by increased room rates; reduction in business and commercial travel and tourism, including as a result of legislation or executive policies; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; civil unrest; adverse effects of general and local economic conditions; and adverse political conditions. These factors could reduce revenues of the hotels and adversely affect our ability to make distributions to our shareholders.

The value of our hotels depends on conditions beyond our control.

Our hotels are subject to varying degrees of risk generally incident to the ownership of hotels. The underlying value of our hotels, our income and ability to make distributions to our shareholders are dependent upon the operation of the hotels in a manner sufficient to maintain or increase revenues in excess of operating expenses. Hotel revenues may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotels, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of terrorism, acts of God, including earthquakes, hurricanes and other natural disasters, acts of war, adverse changes in zoning laws, and other factors that are beyond our control. In particular, general and local economic conditions may be adversely affected by terrorist incidents, such as those in New York, Washington, D.C. and Boston; cities where many of our hotels are located. Our management is unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide, on the U.S. economy, on us or our hotels or on the market price of our securities.

Our investments are concentrated in a single segment of the hotel industry.

Our primary business strategy is to continue to acquire high quality, upper-upscale, and upscale limited service and extended-stay hotels in metropolitan markets with high barriers to entry including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Miami, select markets on the West Coast and other markets with similar characteristics. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to shareholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular could be more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

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

The hotel industry is seasonal in nature. Generally, in certain markets we operate, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. Revenues for hotels and resorts in tourist areas generally are substantially greater during tourist season than other times of the year. Our hotels’ operations historically reflect this trend in these markets. As a result, our results of operations may vary on a quarterly basis, impairing comparability of operating data and financial performance on a quarter to quarter basis.

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

Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries in prior years, often disproportionately to the effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.

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

At December 31, 2016, we had outstanding long-term debt of approximately $1.1 billion. We may borrow additional amounts from the same or other lenders in the future. Any future repurchases of our own shares may require additional borrowings. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

We have a substantial amount of debt that will mature within the next three to five years. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, we may be forced to use operating income to repay such indebtedness, which would have a material adverse effect on our cash available for distribution in years when significant “balloon” payments come due. In some such cases, we may lose the applicable hotels to foreclosure. This risk is particularly significant. See Item 7A of this Annual Report on Form 10-K for a detailed schedule of debt principal repayments.

We face high levels of competition for the acquisition of hotel properties and other assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We face competition for investment opportunities in high quality, upper-upscale, and upscale limited service and extended-stay hotels from entities organized for purposes substantially similar to our objectives, as well as other purchasers of hotels. We compete for such investment opportunities with entities that have substantially greater financial resources than we do, including access to capital or better relationships with franchisors, sellers or lenders. Our competitors may generally be able to accept more risk than we can manage prudently and may be able to borrow the funds needed to acquire hotels on more favorable terms. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell.

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2016, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

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

For the year ended December 31, 2016, our consolidated portfolio of hotels in New York City have accounted for approximately  28% of our hotel operating revenues. The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations. Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations. Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

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

Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.

We may acquire properties in markets that are new to us. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced service providers. However, there can be no guarantee that all such risks will be eliminated.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2016, our portfolio consisted of 43 wholly-owned limited and full service properties and joint venture investments in 12 hotels with a total of 8,800 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

As of December 31, 2016, we had several joint ventures in which we shared ownership and decision-making power with one or more parties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility: that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests.  Our joint venture partners must agree in order for the applicable joint venture to take, or in some cases, may have control over whether the applicable joint venture will take, specific major actions, such as budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

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

Some of our officers and trustees have ownership interests in HHMLP and in entities with which we have entered into transactions, including hotel acquisitions and dispositions and certain financings. Consequently, the terms of our agreements with those entities, including hotel contribution or purchase agreements, the Option Agreement (as defined below) between our operating partnership and some of the trustees and officers and our property management agreements with HHMLP, while intended to be negotiated on an arm’s-length basis, may not have been and may not be in the best interest of all our shareholders. We have policies in place to encourage agreements to be negotiated on an arm’s-length basis. Transactions with related persons must be approved by a majority of the Company’s independent trustees. The Board of Trustees’ policy requires any independent trustee with a direct or indirect interest in the transaction to excuse himself or herself from any consideration of the related person transaction in which he or she has an interest.

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

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our common shares likely will be based primarily on the earnings and return that we derive from our investments and income with respect to our properties and our related distributions to shareholders, and not from the market value or underlying appraised value of the properties or investments themselves. The market price of our preferred shares is based in large part on prevailing interest rates. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common shares could decrease because potential investors may require a higher dividend yield on our common shares as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2016, 3,000,000 Series C Preferred Shares, 7,700,000 Series D Preferred Shares and 4,000,000 Series E Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

•the passage of legislation or other regulatory developments or executive policies that adversely affect us or our industry;

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

Any one of these events could cause dilution to our common shareholders, delay, deter or prevent a transaction or a change in control that might involve a premium price for the common shares or otherwise not be viewed in the best interest of holders of common shares.

Our Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees.

Our Board of Trustees is divided into two classes, the terms of which expire every two years. Trustees of each class are elected for two-year terms upon the expiration of their current terms and each year one class of trustees will be elected by the shareholders. The staggered terms of trustees may delay, deter or prevent a tender offer, a change in control of us or other transaction, even though such a transaction might be viewed in the best interest of the shareholders.

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

In order to maintain our qualification as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our actual distributions in any year are less than the sum of:

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

To maintain our qualification as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by our TRSs pursuant to the lease of our hotels constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

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

Our TRSs are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25% (or 20% beginning after December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (or 20%) limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

To maintain our qualification as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the IRS, describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

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

The tax rate applicable to “qualified dividend income” payable to domestic stockholders taxed at individual rates may be 20% or lower. Dividends payable by REITs, however, generally are not eligible for the reduced rates for qualified dividend income. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our shares.

Our share ownership limitation may prevent certain transfers of our shares.

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Code) of more than (a) 9.9% of the aggregate number of outstanding common shares of any class or series or (b) 9.9% of the aggregate number of outstanding preferred shares of any class or series of outstanding preferred shares by any shareholder or group, or the Ownership Limitation. Generally, the shares of beneficial interest owned by related owners will be aggregated for purposes of the Ownership Limitation. The Board of Trustees, upon receipt of advice of counsel or other evidence satisfactory to the Board of Trustees, in its sole and absolute discretion, may exempt a shareholder from the Ownership Limitation. The Ownership Limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of shares might receive a premium for their shares over the then prevailing market price or which such holders might believe to be otherwise in their best interests. Any transfer of shares of beneficial interest that would violate the Ownership Limitation, cause us to have fewer than 100 shareholders, cause us to be “closely held” within the meaning of Section 856(h) of the Code or cause us to own, directly or indirectly, 10% or more of the ownership interest in any tenant (other than a TRS) will be void, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated “shares-in-trust.” Further, we will be deemed to have been offered shares-in-trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such shares-in-trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event). Therefore, the holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are purchased by us, if the market price falls between the date of purchase and the date of redemption.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. In addition, according to publicly released statements, a top legislative priority of the Trump administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities.  There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us.  We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information with respect to the 43 hotels we wholly owned as of December 31, 2016, all of which are consolidated on the Company’s financial statements.

Market	Name	Location	Year Opened	Number of Rooms

Boston Urban and Metro	Courtyard	Brookline/Boston, MA (1)	2003	188
	The Boxer	Boston, MA	2004	80
	Holiday Inn Express	Cambridge, MA	1997	112
	The Envoy	Boston, MA	2015	136

California - Arizona	Courtyard	San Diego, CA	1999	245
	Courtyard	Los Angeles, CA	2008	260
	Hyatt House	Pleasant Hill, CA	2003	142
	Hyatt House	Pleasanton, CA	1998	128
	Hyatt House	Scottsdale, AZ	1999	164
	Hotel Milo	Santa Barbara, CA (1)	2001	122
	TownePlace Suites	Sunnyvale, CA (1)	2003	94
	Sanctuary Resort	Monterey Bay, CA	2014	60
	Courtyard	Sunnyvale, CA	2014	145
	Ambrose Hotel	Santa Monica, CA	2015	77

South Florida	Blue Moon	Miami, FL	2013	75
	Courtyard	Miami, FL	2004	357
	Residence Inn	Coconut Grove, FL	2000	140
	Winter Haven	Miami, FL	2013	70
	Parrot Key Hotel & Resort	Key West, FL	2013	148

NYC Urban	Duane Street	TriBeCa, NY	2008	43
	Hampton Inn	Seaport, NY	2006	65
	Hampton Inn	Pearl Street, Manhattan, NY	2012	81
	Hilton Garden Inn	JFK Airport, NY (1)	2005	192
	Hilton Garden Inn	TriBeCa, NY	2009	151
	Holiday Inn Express	Madison Square Garden, Manhattan, NY	2006	228
	Hyatt	Union Square, NY	2013	178
	Nu Hotel	Brooklyn, NY	2008	93
	Sheraton Hotel	JFK Airport, NY (1)	2008	150
	Hilton Garden Inn	Midtown East, Manhattan, NY	2014	205

NY-NJ Metro	Holiday Inn Express	Chester, NY	2006	80
	Hyatt House	White Plains, NY	2000	159

Market	Name	Location	Year Opened	Number of Rooms

Philadelphia	Hampton Inn	Philadelphia, PA	2001	250
	Sheraton Hotel	New Castle, DE	2011	192
	The Rittenhouse Hotel	Philadelphia, PA	2004	116

Washington D.C.	Ritz Carlton	Georgetown, DC	2014	86
	Courtyard	Alexandria, VA (2)	2006	203
	Hampton Inn	Washington, DC	2005	228
	Hyatt House	Gaithersburg, MD	1998	140
	Residence Inn	Tysons Corner, VA	1984	96
	Residence Inn	Greenbelt, MD (2)	2002	120
	The Capitol Hill Hotel	Washington, DC	2007	152
	St. Gregory Hotel	Washington, DC	2014	155
	Hilton Garden Inn	Washington, DC	2014	238

			TOTAL ROOMS	6,344

(1) Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement. These ground lease agreements typically have initial terms of 99 years and all have a remaining term of at least 85 years.

(2) These properties were sold on January 5, 2017.

The following table sets forth certain information with respect to the 12 hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2016.

Market	Name	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset		HHLP Preferred Return

Boston	Courtyard	South Boston, MA (1)	2005	164	50.0%		N/A
	Holiday Inn Express	South Boston, MA (1)	1998	118	50.0%		N/A

Connecticut	Hilton	Hartford, CT (2)	2005	393	8.8%		8.5%
	Marriott	Mystic, CT (2)	2001	285	66.7%		8.5%
	Marriott	Hartford, CT (2)	2005	409	15.0%		8.5%

NYC Urban	Candlewood Suites	Times Square, NY	2009	188	30.0%	(3)
	Hampton Inn	Times Square, NY	2009	184	30.0%	(3)
	Holiday Inn	Wall Street, NY	2010	113	30.0%	(3)
	Holiday Inn Express	Times Square, NY	2009	210	30.0%	(3)
	Holiday Inn Express	Water Street, Manhattan, NY	2010	112	30.0%	(3)
	Hampton Inn	Chelsea/Manhattan, NY	2003	144	30.0%	(3)
	Hampton Inn	Herald Square, Manhattan, NY	2005	136	30.0%	(3)

		TOTAL ROOMS		2,456

(1) The joint ventures interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreements. These ground lease agreements typically have terms of 60 years and all have a remaining term of at least 44 years.

(2)  On January 3, 2017, we redeemed our joint venture interest in Mystic Partners, LLC by acquiring 100% ownership interest in the Mystic Marriott Hotel & Spa and transferring our minority ownership interests in the Hartford Marriott and Hartford Hilton to the joint venture partner.

(3) The percentages shown for these properties represent our common ownership interest in the CINDAT JV.  As of December 31, 2016, we owned a $43,194 preferred equity interest in the joint venture, which earns a 9% cumulative preferred return.  See Note 3 – Investment in Unconsolidated Joint Ventures for a more detailed explanation of our ownership interest and the related distribution of earnings within the venture.

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

MARKET INFORMATION

Our common shares trade on the New York Stock Exchange under the symbol “HT.” As of February 22, 2017, the last reported closing price per common share on the New York Stock Exchange was $21.17. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends declared on the common shares for each of the quarters indicated.

Year Ended December 31, 2016	High	Low	Dividend Per Common Share
Fourth Quarter	$23.04	$16.80	$0.48	*
Third Quarter	$20.19	$17.22	$0.28
Second Quarter	$21.31	$15.36	$0.28
First Quarter	$22.15	$16.13	$0.28

Year Ended December 31, 2015	High	Low	Dividend Per Common Share
Fourth Quarter	$25.63	$21.47	$0.28
Third Quarter	$28.60	$22.20	$0.28
Second Quarter	$26.92	$25.04	$0.28
First Quarter	$28.84	$25.12	$0.28	**

*Represents the aggregate of a quarterly dividend of $0.28 per common share and an additional special dividend of $0.20 per common share.

**Adjusted for 4-for-1 reverse share split effective as of June 22, 2015.

SHAREHOLDER INFORMATION

At December 31, 2016 we had approximately 122 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 38 entities and persons, including our company.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2011 and ending December 31, 2016, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	2011	2012	2013	2014	2015	2016
Hersha Hospitality Trust	$100.00	$107.32	$124.71	$163.90	$132.86	$137.42
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
Russell 2000	100.00	116.35	161.52	169.42	161.94	196.45
SNL Hotel REIT Index	100.00	112.80	142.50	188.09	145.50	180.34

Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common share repurchases (in millions, except average price per share) during the year ended December 31, 2016 under the $100 million repurchase program authorized by our Board of Trustees in December 2012 and reauthorized in February 2015, October 2015 and October 2016 is set forth in the table below. All such common shares were repurchased pursuant to open market transactions.

In October 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100 million of our outstanding common shares. This new program was in addition to the existing $100 million program authorized in February 2015 and commenced upon completion of the existing $100 million common share repurchase program, and expired on December 31, 2016.

In October 2016, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100 million of our outstanding common shares. This new program is in addition to the existing $100 million program authorized in October 2015 and will commence upon completion of the existing $100 million common share repurchase program, and will expire on December 31, 2017.  We may seek Board of Trustee approval to increase the 2016 authorization.

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

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2016	-	$-	-	$72,053
February 1 to February 29, 2016	116,157	19.87	116,157	69,745
March 1 to March 31, 2016	100	20.00	116,257	69,743
April 1 to April 30, 2016	490,464	19.78	606,721	60,042
May 1 to May 31, 2016	811,511	19.46	1,418,232	44,246
June 1 to June 30, 2016	653,775	17.25	2,072,007	32,969
July 1 to July 31, 2016	-	-	2,072,007	32,969
August 1 to August 31, 2016	-	-	2,072,007	32,969
September 1 to September 30, 2016	533,642	18.58	2,605,649	23,056
October 1 to October 31, 2016	167,061	17.98	2,772,710	120,053
November 1 to November 30, 2016	-	-	2,772,710	120,053
December 1 to December 31, 2016	-	-	2,772,710	120,053

Item 6.	Selected Financial Data

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

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2016	2015	2014	2013	2012
Revenue:
Hotel Operating Revenues	466,370	470,272	417,226	338,064	299,005
Interest Income From Development Loans	-	-	-	158	1,998
Other Revenues	259	113	180	191	212
Total Revenue	466,629	470,385	417,406	338,413	301,215
Operating Expenses:
Hotel Operating Expenses	262,956	254,313	227,324	188,431	161,982
Gain on Insurance Settlements	-	-	(4,604)	(403)	-
Hotel Ground Rent	3,600	3,137	2,433	985	835
Real Estate and Personal Property Taxes and Property Insurance	32,157	34,518	30,342	24,083	19,341
General and Administrative (including Share Based Payments of $8,048, $6,523, $6,028, $9,746, $9,678)	24,444	20,515	20,363	23,869	23,377
Acquisition and Terminated Transaction Costs	2,560	1,119	2,472	974	1,179
Depreciation and Amortization	75,390	74,390	69,167	55,784	48,243
Contingent Consideration	-	-	2,000	-	-
Total Operating Expenses	401,107	387,992	349,497	293,723	254,957
Operating Income	65,522	82,393	67,909	44,690	46,258
Interest Income	362	193	805	1,784	1,311
Interest Expense	(44,352)	(43,557)	(43,357)	(40,935)	(38,070)
Other Expense	(961)	(367)	(485)	(102)	(43)
Gain on Disposition of Hotel Properties	115,839	-	7,195	-	-
Gain on Hotel Acquisitions, net	-	-	12,667	12,096	-
Development Loan Recovery	-	-	22,494	-	-
Lease Buyout	(16,831)	-	-	-	-
Loss on Debt Extinguishment	(1,187)	(561)	(670)	(545)	(3,189)
Income before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	118,392	38,101	66,558	16,988	6,267
(Loss) Income from Unconsolidated Joint Ventures	(1,823)	965	693	(22)	(232)
Impairment of Investment in Unconsolidated Joint Ventures	-	-	-	(1,813)	-
Loss from Remeasurement of Investment in Unconsolidated Joint Ventures	-	-	-	-	(1,892)

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2016	2015	2014	2013	2012
Loss (Income) from Unconsolidated Joint Venture Investments	(1,823)	965	693	(1,835)	(2,124)
Income Before Income Taxes	116,569	39,066	67,251	15,153	4,143
Income Tax Benefit	4,888	3,141	2,685	5,600	3,355
Income from Continuing Operations	121,457	42,207	69,936	20,753	7,498
Discontinued Operations:
(Loss) Gain on Disposition of Hotel Properties	-	-	(128)	32,121	11,231
Impairment of Assets Held for Sale	-	-	(1,800)	(10,314)	-
Income from Discontinued Operations	-	-	263	7,388	3,489
(Loss) Income from Discontinued Operations	-	-	(1,665)	29,195	14,720
Net Income	121,457	42,207	68,271	49,948	22,218
(Income) Loss Allocated to Noncontrolling Interests	(4,477)	(411)	(1,016)	(335)	158
Preferred Distributions	(17,380)	(14,356)	(14,356)	(14,611)	(14,000)
Extinguishment of Issuance Costs Upon Redemption of Preferred Shares	(4,021)	-	-	(2,250)	-
Net Income applicable to Common Shareholders	95,579	$27,440	$52,899	$32,752	$8,376

Basic Income (Loss) from Continuing Operations applicable to Common Shareholders	$2.21	$0.56	$1.08	$0.07	$(0.12)
Diluted Income (Loss) from Continuing Operations applicable to Common Shareholders (1)	2.18	0.56	1.07	0.07	(0.12)
Dividends declared per Common Share	1.32	1.12	1.04	0.96	0.96

Balance Sheet Data
Net investment in hotel properties	$1,767,570	$1,831,119	$1,745,483	$1,535,835	$1,466,713
Assets Held for Sale	98,473	-	-	56,583	-
Noncontrolling Interests Common Units	44,321	31,876	29,082	29,523	15,484
Redeemable Noncontrolling Interest	-	-	-	-	15,321
Noncontrolling Interests Consolidated Variable Interest Entity	-	(1,760)	(1,075)	(342)	476
Shareholder's equity	835,418	678,039	829,381	837,958	829,828
Total assets	2,155,536	1,962,649	1,855,539	1,748,097	1,707,679
Total debt	1,051,899	1,169,964	918,923	773,501	792,708
Liabilities related to Assets Held for Sale	51,428	-	-	45,835	-
Other Data
Net cash provided by operating activities	$86,558	$121,817	$112,894	$90,261	$71,756
Net cash used in investing activities	$149,924	$(143,909)	$(180,504)	$(125,474)	$(55,817)
Net cash provided by financing activities	$(78,793)	$28,372	$53,072	$2,367	$28,552
Weighted average shares outstanding
Basic	42,957,199	47,786,811	49,777,302	49,597,613	46,853,818
Diluted (1)	43,530,731	48,369,658	50,307,506	50,479,545	46,853,818

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

BACKGROUND

As of December 31, 2016, we owned interests in 55 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Miami and select markets on the West Coast including 43 wholly-owned hotels and interests in 12 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of December 31, 2016, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. Each TRS directly receives all revenue from, and funds all expenses relating to, hotel operations of the hotels that it leases. Each TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the changes in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2016, we continued to see improvements in ADR and RevPAR, led by hotels in most of our major locations, while operating margins remain relatively flat. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to divest certain of our properties at favorable prices, potentially redeploying that capital in our focus markets or opportunistically repurchasing our common shares. We may seek to buy out or sell our joint venture interests to select existing joint venture partners.

We expect continued stability and improvement in consumer and commercial spending and lodging demand in many of our markets during 2017.  However some markets, such as New York City and South Florida, are encountering less favorable supply and demand dynamics. Industry wide occupancy has surpassed peak occupancy from the previous cycle which should allow hotel operators to increase ADR across the United States (“U.S.”).  However, the manner in which the economy will continue to grow, if at all, is not predictable and we have no way of predicting how any policies pursued by the new U.S. administration will affect the markets in which we operate or the tourism industry in general. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future. We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2016, 2015 and 2014.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the years ended December 31, 2016 and 2015, there are 41 and 46 comparable consolidated hotels, respectively. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the year ended December 31, 2016 compared to the year ended December 31, 2015, and the year ended December 31, 2015 compared to the year ended December 31, 2014 for our comparable hotels.

For the comparison of December 31, 2016 to December 31, 2015, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2016, excluding: (1) The Envoy because the hotel was not operational for the full year ended December 31, 2015; (2) The Ambrose Hotel due to the fact that we owned the hotel for less than a month over the comparable period and determined its inclusion not meaningful to the analysis; and (3) the results of all hotels sold during the years ended December 31, 2016 and 2015.  The comparison of December 31, 2016 to December 31, 2015 includes results as reported by the prior owners for the following hotels acquired during 2016 and 2015:

•	St. Gregory Hotel – Washington, DC (acquired 6/16/2015)
•	TownePlace Suites – Sunnyvale, CA (acquired 8/25/2015)
•	Ritz Carlton Georgetown – Washington, DC (acquired 12/29/2015)
•	Sanctuary Resort – Monterey, CA (acquired 1/28/2016)
•	Hilton Garden Inn M Street – Washington, DC (acquired 3/9/2016)
•	Courtyard – Sunnyvale, CA (acquired 10/20/2016)

For the comparison of December 31, 2015 to December 31, 2014, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2015, excluding: (1) Hilton Garden Inn Midtown East and Hampton Inn Pearl Street because the hotels were newly constructed and not open for business for the full year ended December 31, 2014; (2) The Ritz Carlton Georgetown due to the fact that we owned the hotel for less than a month over the comparable period and determined its inclusion not meaningful to the analysis; and (3) the results of all hotels sold during the years ended December 31, 2015 and 2014.  The comparison of December 31, 2015 to December 31, 2014 includes results as reported by the prior owners for the following hotels acquired during 2015 and 2014:

•	Hotel Milo – Santa Barbara, CA (acquired 2/28/2014)
•	Parrot Key Resort – Key West, FL (acquired 5/7/2014)
•	St. Gregory Hotel – Washington, DC (acquired 6/16/2015)
•	TownePlace Suites – Sunnyvale, CA (acquired 8/25/2015)

COMPARABLE CONSOLIDATED HOTELS:
	(includes 41 hotels in both years)			(includes 46 hotels in both years)
	Year Ended 2016	Year Ended 2015	2016 vs. 2015 % Variance	Year Ended 2015	Year Ended 2014	2015 vs. 2014 % Variance

Occupancy	82.8%	82.8%	0.0%	83.7%	82.6%	1.1%
Average Daily Rate (ADR)	$206.96	$202.62	2.1%	$195.55	$187.21	4.5%
Revenue Per Available Room (RevPAR)	$171.27	$167.68	2.1%	$163.65	$154.71	5.8%

Room Revenues	$384,448	$375,304	2.4%	$409,364	$386,828	5.8%
Total Revenues	$437,496	$425,736	2.8%	$454,054	$426,049	6.6%

RevPAR for the year ended December 31, 2016 increased 2.1% for our comparable consolidated hotels when compared to 2015.  The 2.1% increase in 2016 is off from the 5.8%  comparable hotel growth experienced in 2015, which can be partially explained by the softening of the New York and South Florida markets during 2016 which negatively impacted RevPAR growth on a comparable basis by -140 basis points and -80 basis points, respectively. The Company experienced stronger RevPAR growth from comparable consolidated hotels in our West Coast, Philadelphia, and Washington D.C. markets which all experienced greater than 6% growth for 2016 when compared to 2015.  Current year results compared to 2015 were also hindered by ongoing renovations at seven of our hotels, and new supply which inhibited rate growth in some of our properties in the New York City and South Florida markets.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
	(includes 12 hotels in both years)			(includes 5 hotels in both years)
	Year Ended 2016	Year Ended 2015	2016 vs. 2015 % Variance	Year Ended 2015	Year Ended 2014	2015 vs. 2014 % Variance

Occupancy	78.7%	79.5%	-0.8%	68.1%	67.2%	0.9%
Average Daily Rate (ADR)	$192.74	$193.95	-0.6%	$170.20	$164.10	3.7%
Revenue Per Available Room (RevPAR)	$151.60	$154.27	-1.7%	$115.93	$110.33	5.1%

Room Revenues	$136,248	$138,290	-1.5%	$57,927	$59,135	-2.1%
Total Revenues	$161,174	$162,670	-0.9%	$80,703	$80,860	-0.2%

The decreases in occupancy, ADR, RevPAR, room revenues and total revenues for the twelve months ended December 31, 2016 over the same periods in 2015 are primarily driven by the results of operations of seven hotel properties located in New York City that were contributed to the CINDAT JV (as defined in “Note 2 – Investment in Hotel Properties” to the consolidated financial statements) which was established on April 29, 2016 as part of the CINDAT JV. The addition of these seven hotels to the comparable set resulted in the negative trends presented in the table above.  As we also experienced in our consolidated results, the New York City market has proven challenging from a growth perspective due to increasing supply in the market which is placing downward pressure on both occupancy and rate.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2016 TO DECEMBER 31, 2015

(dollars in thousands, except ADR and per share data)

Revenue

Our total revenues for the years ended December 31, 2016 and 2015 consisted entirely of hotel operating revenues, including room, food and beverage and other operating department revenues, and other revenue.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues decreased  $3,902, or 0.8%, from $470,272 for the year ended December 31, 2015 to $466,370 for the same period in 2016.  This decrease in hotel operating revenues was primarily attributable to the impact of the hotels contributed to the Cindat joint venture, offset by the acquisition of hotel properties, continued growth and stabilization of our existing assets. Revenue generated from current year acquisitions and incremental revenue increases from 2015 acquisitions contributed $57,445 in incremental revenue during the twelve months ended December 31, 2016 when compared to the same period in 2015.   The contribution of seven hotels to our joint venture with Cindat and disposition of four assets to unrelated third parties caused a decrease in revenue of $69,641 during the same period.

Since December 31, 2015, we have acquired interests in five consolidated hotels. These five hotels contributed the following operating revenues for the twelve months ended December 31, 2016.

Brand	Location	Acquisition Date	Rooms	2016 Hotel Operating Revenues
Sanctuary Beach Resort	Monterey Bay, CA	January 27, 2016	60	6,367
Hilton Garden Inn M Street	Washington, DC	March 8, 2016	238	13,565
Envoy Hotel	Boston, MA	July 21, 2016	136	8,862
Courtyard by Marriott	Sunnyvale, CA	October 20, 2016	145	1,768
The Ambrose	Santa Monica, CA	December 1, 2016	77	429
			656	$30,991

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2016 included revenues for the following hotels that were purchased during the year ended December 31, 2015. Hotels acquired during the year ended December 31, 2015 would have a full year of results included in the year ended December 31, 2016 but not necessarily a full year of results during the same period in 2015.

We acquired interests in the following consolidated hotels during the year ended December 31, 2015:

Brand	Location	Acquisition Date	Rooms	2016 Hotel Operating Revenues	2015 Hotel Operating Revenues
St. Gregory Hotel	Washington, DC	June 16, 2015	155	$9,854	$5,257
TownePlace Suites	Sunnyvale, CA	August 25, 2015	94	5,593	1,744
Ritz Carlton Georgetown	Washington, DC	December 29, 2015	86	18,157	149
			335	$33,604	$7,150

Offsetting these acquisitions is our contribution of the seven properties to the joint venture with Cindat during the second quarter of 2016, and the sale of four properties during 2016.  These 11 hotels contributed $30,123 in operating revenues to our consolidated hotel portfolio for the period of ownership during the year ended December 31, 2016 compared to the revenues they generated during the year ended December 31, 2015 when we recorded $99,764 related to these hotels.

Brand	Location	Disposition Date (Contribution to JV)	Rooms	2016 Hotel Operating Revenues	2015 Hotel Operating Revenues
Hampton Inn Herald Square	New York, NY	April 29, 2016	136	$2,175	$10,614
Hampton Inn Chelsea	New York, NY	April 29, 2016	144	2,625	11,683
Hampton Inn Times Square	New York, NY	April 29, 2016	184	3,029	14,189
Holiday Inn Express Times Square	New York, NY	April 29, 2016	210	3,720	16,559
Candlewood Suites Times Square	New York, NY	April 29, 2016	188	3,028	13,357
Holiday Inn Express Water Street	New York, NY	April 29, 2016	112	1,772	7,639
Holiday Inn Wall Street	New York, NY	April 29, 2016	113	1,758	7,924
Hyatt Place	King of Prussia, PA	May 3, 2016	129	1,460	4,404
Hawthorn Suites	Franklin, MA	September 7, 2016	100	2,118	3,024
Residence Inn	Norwood, MA	November 4, 2016	96	3,668	4,407
Residence Inn	Framingham, MA	November 4, 2016	125	4,770	5,964
			1,537	$30,123	$99,764

In addition, our comparable consolidated portfolio experienced improvements in ADR and RevPAR during the year ended December 31, 2016 when compared to the same period in 2015. ADR improved 2.1%, increasing from $202.62 for the year ended December 31, 2015 to  $206.96 during the same period in 2016. RevPAR in our same comparable consolidated hotels increased 2.1% from $167.68 during the year ended December 31, 2015 to $171.27 for the same period in 2016. These improvements were due to improvements in lodging trends in the markets in which our hotels are located.  In particular, the Company experienced stronger RevPAR growth from comparable consolidated hotels in our West Coast, Philadelphia, and Washington D.C. markets which all experienced greater than 6% growth for 2016 when compared to 2015.  Current year results compared to 2015 were also hindered by ongoing renovations at seven of our hotels, and new supply which inhibited rate growth in some of our properties in the New York City and South Florida markets.

Expenses

Total hotel operating expenses, including room, food and beverage and other operating department expenses increased 3.4% to approximately $262,956 for the year ended December 31, 2016 from $254,313 for the year ended December 31, 2015. This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a $29,214 decrease in hotel operating expenses recorded during the year ended December 31, 2015 compared to 2016 due to the contribution of seven hotel properties to the joint venture with Cindat as well as the other hotel dispositions. Depreciation and amortization increased by 1.3%, or $1,000, to $75,390 for the year ended December 31, 2016 from $74,390 for the year ended December 31, 2015.  The increase was a result of depreciation and amortization recorded on the hotels recently acquired, offset by a decrease of approximately $5,685 in depreciation and amortization recorded during the year ended December 31, 2015 compared to 2016 for properties part of the joint venture with Cindat.  Real estate and personal property tax and property insurance decreased $2,361, or 6.8%, for the year ended December 31, 2016 when compared to the same period in 2015. This was primarily attributable to a decrease of $6,000 in real estate and property insurance during the current year related to the seven hotel properties contributed to the joint venture with Cindat in April of 2016. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions resulting from our management of this expense.

General and administrative expense increased by approximately  $3,929 to $24,444 for the year ended December 31, 2016 from  $20,515  for the year ended December 31, 2015.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.   Expense related to share based compensation increased $1,525 when comparing the year ended December 31, 2016 to the same period in 2015. This increase in share based compensation expense is primarily related to the issuance of share awards under the 2013 Multi-Year LTIP during the year ended December 31,2016 as the performance period ended December 31, 2015. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $1,441 from $1,119 for the year ended December 31, 2015 to $2,560 for the same period in 2016. The costs incurred in 2016 were primarily related to our acquisition of the Sanctuary Beach Resort, Marina, CA, the Hilton Garden Inn M Street, Washington, DC, the Envoy Hotel, Boston, MA, the Courtyard by Marriott, Sunnyvale, CA and The Ambrose, Santa Monica, CA while the costs incurred in 2015 primarily related to our acquisitions of St. Gregory Hotel in Washington, DC, TownePlace Suites, Sunnyvale, CA and Ritz Carlton Georgetown, Washington, DC.  Also included in acquisition and terminated transaction costs are charges related to transactions that were terminated during the period.

Operating Income

Operating income for the year ended December 31, 2016 was $65,522 compared to operating income of $82,393 during the same period in 2015. Operating income was negatively impacted by the dispositions of the hotel properties noted above.

Interest Expense

Interest expense increased $795 from $43,557 for the year ended December 31, 2015 to $44,352 for the year ended December 31, 2016. The increase in interest expense is primarily due to increased borrowings drawn on the Second Term Loan during the third and fourth quarters of 2015, and the Third Term Loan during the third and fourth quarter of 2016.  These borrowings were used to acquire hotel properties and to pay down consolidated mortgage debt.

Gain on Disposition of Hotel Properties

During the year ended December 31, 2016, the Company recorded a net gain of $115,839 related to the Cindat joint venture transaction and the sales of the Hyatt Place, King of Prussia, PA, Hawthorn Suites, Franklin, MA, Residence Inn, Norwood, MA and Residence Inn, Framingham, MA. Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for more information about the Cindat joint venture.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $2,788 to a loss of $1,823 for the year ended December 31, 2016 compared to income of $965 during the same period in 2015, due to the loss we recognized on our equity interest in the Cindat joint venture, offset by improvements in the markets of the hotels owned by our unconsolidated joint venture investments, particularly the Boston market where two of these hotels are located.

Income Tax Benefit

During the year ended December 31, 2016, the Company recorded an income tax benefit of $4,888 compared to an income tax benefit of $3,141 for the year ended December 31, 2015.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the year ended December 31, 2016 was $95,579 compared to income of $27,440 during the same period in 2015.  This increase in net income was primarily caused by the net gain of $115,839 realized on the Cindat joint venture transaction and the sales of the Hyatt Place, King of Prussia, PA, the Hawthorn Suites, Franklin, MA, Residence Inn Norwood, MA and Residence Inn, Framingham, MA. Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for more information about the Cindat joint venture.  Offsetting this increase in net income was an increase of approximately $3,024 in preferred distributions and $4,021 in extinguishment of issuance costs related to our redemption of the Series B preferred shares in 2016 and a $16,831 expense incurred as result of a lease buyout of a restaurant at our Courtyard by Marriott, Miami, FL property made in conjunction with an overall property improvement and up-branding strategy.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the year ended December 31, 2016 was $97,328 compared to comprehensive income of $27,332 for the same period in 2015. This amount was primarily attributable to gains on disposition of hotel properties as more fully described above. For the year ended December 31, 2016, we recorded comprehensive income of $123,296 compared to $42,099 of comprehensive income for the year ended December 31, 2015. The increase in comprehensive income was primarily due to the $79,250 increase in net income.

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

We acquired interests in the following consolidated hotels during the year ended December 31, 2014:

Brand	Location	Acquisition Date	Rooms	2015 Hotel Operating Revenues	2014 Hotel Operating Revenues
Hotel Milo	Santa Barbara, CA	February 28, 2014	122	$9,141	$8,655
Parrot Key Resort	Key West, FL	May 7, 2014	148	15,089	9,145
Hilton Garden Inn 52nd	New York, NY	May 30, 2014*	205	17,935	10,439
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	5,563	2,867
			556	$47,728	$31,106

*Date the hotel began operations.

In addition, our comparable consolidated portfolio experienced improvements in ADR and occupancy during the year ended December 31, 2015 when compared to the same period in 2014. Occupancy in our comparable consolidated hotels increased 110 basis points from 82.6% during the year ended December 31, 2014 to 83.7% for the same period in 2015. ADR improved 4.5%, increasing from $187.21 for the year ended December 31, 2014 to $195.55 during the same period in 2015. These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

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

Interest Expense

Interest expense increased $200 from $43,357 for the year ended December 31, 2014 to $43,557 for the year ended December 31, 2015. Our borrowings increased in total since December 31, 2014, largely in part because of increased borrowings drawn on our unsecured credit facility and unsecured term loan. However, these borrowings were used to repay several secured mortgage obligations during the year ended December 31, 2015. The borrowings on our unsecured credit facility and unsecured term loan bear interest at a lower interest rate than the mortgage loans in which the proceeds were used to repay, thereby compressing the increase in interest expense for the year ended December 31, 2015 as compared to the same period in 2014. During 2014, we entered into a new credit facility which allowed for an additional $100,000 unsecured term loan, which we drew during the second quarter of 2014. On August 10, 2015, we entered into a $300,000 senior unsecured term loan with Citigroup Global Markets Inc. and various other lenders, which was fully drawn down by December 31, 2015.

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

Comprehensive Income Applicable to Common Shareholders

Comprehensive income applicable to common shareholders for the year ended December 31, 2015 was $27,332 compared to $52,917 for the same period in 2014. This amount was primarily attributable to net income as more fully described above. Further change in other comprehensive income was primarily the result of the decrease in fair value of our interest rate swaps and caps used as cash flow hedges. The decrease in fair value of these instruments is attributed to changes in the forecasted LIBOR rates from period to period, as interest rates continued to be forecasted at historic lows. For the year ended December 31, 2015, we recorded other comprehensive loss of $108 when compared to $18 of other comprehensive income for the year ended December 31, 2014. The decrease in other comprehensive income was primarily due to the decrease in fair value of our interest rate swaps and caps used as cash flow hedges. The decrease in fair value of these instruments is attributed to changes in the forecasted LIBOR rates from period to period, as interest rates continue to be forecasted at historic lows.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing one of our hotel properties was not met as of December 31, 2016. Pursuant to this loan agreement, the lender has the option to escrow the operating cash flow. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We have unsecured debt facilities in the aggregate of $1,000,000 which is comprised of a $500,000 senior unsecured credit facility and two unsecured term loans totaling $500,000. The unsecured credit facility (“Credit Facility”) contains a

$250,000 unsecured term loan (“First Term Loan”) and a $250,000 unsecured revolving line of credit (“Line of Credit”). This Credit Facility expires on February 28, 2018 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions.  Our two additional unsecured term loans are $300,000 (“Second Term Loan”) and $200,000 (“Third Term Loan”), which mature on August 10, 2020 and August 2, 2021, respectively.

As of December 31, 2016, the outstanding balance under the First Term Loan was $210,520, under the Second Term Loan was $300,000, under the Third Term Loan was $156,100 and we had no outstanding borrowings under the Line of Credit. As of December 31, 2016, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $99,822 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the Credit Facility, Second Term Loan and Third Term Loan out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities and from proceeds from dispositions.  As of February 21, 2017, our borrowing capacity under the Credit Facility and Term Loans was approximately $197,998 as we added seven and removed two borrowing base assets subsequent to December 31, 2016.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2016, we have $160,908 of indebtedness due on or before December 31, 2017. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

In addition to the incurrence of debt and the offering of equity securities, dispositions of property or investment from a joint venture partner may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets or from sales of non-core hotels in secondary and tertiary markets.  Capital from these types of transactions is intended to be redeployed into high growth acquisitions, share buybacks, or to pay down existing debt.

Common Share Repurchase Plan

In October 2015, our Board of Trustees authorized our current share repurchase program for up to $100,000 of common shares. For the twelve months ended December 31, 2016, the Company repurchased 2,772,710 common shares for an aggregate purchase price of $52,055. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

In October 2016, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which will commence upon the completion of the existing repurchase program. The new program will expire on December 31, 2017, unless extended by our Board of Trustees.

Acquisitions

During the year ended December 31, 2016, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Sanctuary Beach Resort, Marina, CA	1/28/2016	$20,014	$17,093	$2,369	$-		$198	$39,674	$14,750	*
Hilton Garden Inn M Street, Washington, DC	3/9/2016	30,131	65,971	9,621	874	**	-	106,597	-
Envoy Hotel, Boston, MA	7/21/2016	25,264	75,979	11,251	131	***	-	112,625	-
Courtyard, Sunnyvale, CA	10/20/2016	17,694	53,272	4,034	150	****	537	75,687	40,600
The Ambrose, Santa Monica, CA	12/1/2016	18,750	26,839	1,911	-		-	47,500	-

TOTAL		$111,853	$239,154	$29,186	$1,155		$735	$382,083	$55,350

*Assumption of debt includes a $50 premium resulting from the determination that the stated rate of interest is above market rates on the date of acquisition.

**Includes an intangible asset for a lease-in-place of $648, advance bookings of $76 and franchise fees of $150.

***Includes a lease-in-place intangible asset of $126, below market lease liability of $319, advance bookings asset of $199, and franchise fees asset of $125.

****Includes a franchise fees asset of $150.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2016, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the year ended December 31, 2016 was $86,558 and cash used for the payment of distributions and dividends for the year ended December 31, 2016 was $67,856.

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

Spending on capital improvements during the year ended December 31, 2016 increased when compared to spending on capital improvements during the year ended December 31, 2015. During the year ended December 31, 2016, we spent $33,267 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $27,366 during the same period in 2015. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the year ended December 31, 2016, we spent $952 on hotel development projects compared to $950 during the same period of 2015.

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

CASH FLOW ANALYSIS (dollars in thousands, except per share data)

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Net cash provided by operating activities decreased $35,259 from $121,817 for the year ended December 31, 2015 to $86,558 for the comparable period in 2016. Net income, adjusted for non-cash items reflected in the statement of cash flows for the year ended December 31, 2016 decreased by $20,077 when compared to 2015, partially driven by the disposition and subsequent contribution of seven hotel properties located in New York City to an unconsolidated joint venture with Cindat. Further, a net increase in working capital assets utilized additional cash from operating activities.

Net cash provided by investing activities for the year ended December 31, 2016 was $149,924 compared to net cash used in investing activities of $143,909 for the year ended December 31, 2015. During 2016, we received $429,221 in net proceeds from contributions of seven hotel properties to the Cindat joint venture and disposed of four additional hotel properties for $67,430. We did not have similar transactions during 2015. Offsetting these sources of funds were $321,995 for the purchase of five hotel properties during the year ended December 31, 2016 compared to $110,176 for the purchase of three hotel properties during 2015.

Net cash used in financing activities for the year ended December 31, 2016 was $78,793 compared to net cash provided by financing activities for the year ended December 31, 2015 of $28,372. This is primarily due to $276,859 in repayments in borrowings under the Line of Credit, Term Loans and mortgages payable from proceeds from the hotel dispositions and preferred stock offering proceeds during the year ended December 31, 2016.  Additionally, we received proceeds from unsecured term loans of $156,100 for the year ended December 31, 2016. During the year ended December 31, 2015, we received proceeds from borrowings under the Line of Credit and Term Loans of $327,000 and repayments of mortgages payable of $184,356 during the same period in 2015. In addition, we redeemed our Series B Preferred Shares in June 2016 for $115,000. Offsetting this was approximately $282,686 in net proceeds from our Series D & E Preferred Shares offerings. In addition, dividends and distributions decreased $3,115 during the year ended December 31, 2016, compared to 2015, due to the reduction of dividends paid on common shares due to our common share repurchases, but offset by the increase in dividends paid on preferred shares as a result of our Series D & E Preferred Shares offerings.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Net income applicable to common shareholders	$95,579	$27,440	$52,899
Income allocated to noncontrolling interests	4,477	411	1,016
(Income) loss from unconsolidated joint ventures	1,823	(965)	(693)
Gain on hotel acquisition	-	-	(12,667)
Development Loan Recovery	-	-	(22,494)
Gain on disposition of hotel properties	(115,839)	-	(7,067)
Loss from impairment of depreciable assets	-	-	1,800
Depreciation and amortization	75,390	74,390	69,167
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	61,430	101,276	81,961

Income (loss) from Unconsolidated Joint Ventures	(1,823)	965	693
Depreciation and amortization of purchase price in excess of historical cost (1)	(418)	481	570
Interest in depreciation and amortization of unconsolidated joint ventures (2)	14,820	5,027	5,915
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	12,579	6,473	7,178

Funds from Operations applicable to common shareholders and Partnership units	$74,009	$107,749	$89,139

Weighted Average Common Shares and Units Outstanding
Basic	42,957,199	47,786,811	49,777,302
Diluted	45,740,227	50,276,867	52,035,256

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2016 and 2015 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of December 31, 2016, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the underlying assets. This standard is effective for periods beginning after December 31, 2017, however early adoption is permitted.  The Company is evaluating the ultimate effect that ASU No. 2017-01 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold a percentage of the shares issuable upon settlement of an award up to the maximum individual statutory tax rate without causing the award to be classified as a liability. The new standard is effective for the Company on January 1, 2017. The Company has determined that ASU No. 2016-09 will have no material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases.  The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires the certain initial direct costs be expensed rather than capitalized.  Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on our real estate leases, we are a lessee on ground leases in certain markets and office space leases. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

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

On January 1, 2016, we adopted ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis.  We evaluated the application of ASU No. 2015-02 and concluded that no change was required to our accounting for our interests in less than wholly owned joint ventures.  However, HHLP, our operating partnership, now meets the criteria as a variable interest entity.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  This update is effective for the Company as of December 31, 2016.  The adoption of this update had no material impact to our financial statements and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  We are evaluating each of our revenue streams and related accounting policy under the standard.    The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue, however, our final evaluation has not been concluded.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate will be partially dependent on how the FASB defines a business with regard to sales of assets, which is currently under deliberation.  The Company continues to evaluate the ultimate effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Note 6, “Commitments and Contingencies and Related Party Transactions,” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2016.

Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Long Term Debt	$441,505	$160,908	$27,236	$101,564	$1,694	$23,604	$126,499
Interest Expense on Long Term Debt	57,501	13,020	10,086	9,056	6,897	6,830	11,612
Unsecured Term Loan	666,620	-	-	210,520	300,000	156,100	-
Unsecured Line of Credit	-	-	-	-	-	-	-
Interest Expense on Credit Facility	69,924	20,349	20,349	14,969	10,927	3,330	-
Lease Buyout	9,400	9,400	-	-	-	-	-
Hotel Ground Rent	260,243	2,706	2,714	2,719	2,744	2,782	246,578
Total	$1,505,193	$206,383	$60,385	$338,828	$322,262	$192,646	$384,689

Item 7A .Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2016, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second Term and Third Term Loans and certain variable rate mortgages and notes payable. As of December 31, 2016, we had total variable rate debt outstanding of $730,418 with a weighted average interest rate of 2.97%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2016 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2016 of $6,488.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2016, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY and Courtyard by Marriott, Westside, Los Angeles, CA  and we have four interest rate swaps related to debt on the Duane Street Hotel, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2016 approximately 42% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 58% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2016 to be approximately $1,084,490 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2016 to be approximately $1,112,862.

	2017	2018	2019	2020	2021	Thereafter	Total

Fixed Rate Debt	$124,861	$1,163	$1,434	$1,694	$173,604	$74,951	$377,707
Weighted Average Interest Rate	3.97%	3.96%	3.95%	3.94%	4.69%	4.69%	4.33%

Floating Rate Debt	$36,047	$26,073	$310,650	$300,000	$6,100	$51,548	$730,418
Weighted Average Interest Rate	3.06%	3.06%	3.07%	3.63%	3.72%	3.72%	2.97%

	$160,908	$27,236	$312,084	$301,694	$179,704	$126,499	$1,108,125

Line of Credit	$-	$-	$-	$-	$-	$-	$-
Weighted Average Interest Rate	-	-	3.17%	-	-	-	3.17%
	$160,908	$27,236	$312,084	$301,694	$179,704	$126,499	$1,108,125

The table incorporates only those exposures that existed as of December 31, 2016, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 8.	Financial Statements and Supplementary Data

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders

Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hersha Hospitality Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017, expressed an unqualified opinion on the effectiveness of Hersha Hospitality Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 23, 2017

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	December 31, 2016	December 31, 2015
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $0 and $82,787 (Note 1)	$1,767,570	$1,831,119
Investment in Unconsolidated Joint Ventures	11,441	10,316
Cash and Cash Equivalents	185,644	27,955
Escrow Deposits	8,993	19,204
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $91 and $12	8,769	9,465
Due from Related Parties	18,332	6,243
Intangible Assets, Net of Accumulated Amortization of $4,532 and $3,951	16,944	13,389
Deposits on Hotel Acquisitions	-	5,000
Other Assets	39,370	39,958
Hotel Assets Held for Sale	98,473	-
Total Assets	$2,155,536	$1,962,649

Liabilities and Equity:
Line of Credit	$-	$27,000
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	663,500	547,780
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,578	50,525
Mortgages Payable, including Net Unamortized Premium and Unamortized Deferred Financing Costs, and Consolidation of Variable Interest Entity Debt of $0 and $52,509 (Note 1, Note 5)	337,821	544,659
Accounts Payable, Accrued Expenses and Other Liabilities	65,106	59,226
Dividends and Distributions Payable	26,050	16,515
Due to Related Parties	-	8,789
Liabilities Related to Hotel Assets Held for Sale	51,428	-
Deferred Gain on Disposition of Hotel Assets	81,314	-
Total Liabilities	$1,275,797	$1,254,494

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,700,000 Series D and 4,000,000 Series E Shares Issued and Outstanding at December 31, 2016 and 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at December 31, 2015, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$76
Common Shares: Class A, $.01 Par Value, 75,000,000 and 300,000,000 Shares Authorized at December 31, 2016 and December 31, 2015 respectively; 41,770,514 and 44,457,368 Shares Issued and Outstanding at December 31, 2016 and December 31, 2015, respectively	418	444
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2016 and December 31, 2015	-	-
Accumulated Other Comprehensive Income (Loss)	1,373	(466)
Additional Paid-in Capital	1,198,311	1,086,259
Distributions in Excess of Net Income	(364,831)	(408,274)
Total Shareholders' Equity	835,418	678,039

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units and LTIP Units	44,321	31,876
Noncontrolling Interests - Consolidated Variable Interest Entity	-	(1,760)
Total Noncontrolling Interests	44,321	30,116

Total Equity	879,739	708,155

Total Liabilities and Equity	$2,155,536	$1,962,649

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2016	2015	2014
Revenue:
Hotel Operating Revenues	$466,370	$470,272	$417,226
Other Revenues	259	113	180
Total Revenues	466,629	470,385	417,406

Operating Expenses:
Hotel Operating Expenses	262,956	254,313	227,324
Insurance Recoveries	-	-	(4,604)
Hotel Ground Rent	3,600	3,137	2,433
Real Estate and Personal Property Taxes and Property Insurance	32,157	34,518	30,342
General and Administrative (including Share Based Payments of $8,048, $6,523, and $6,028 for the years ended December 31, 2016, 2015, and 2014, respectively)	24,444	20,515	20,363
Acquisition and Terminated Transaction Costs	2,560	1,119	2,472
Depreciation and Amortization	75,390	74,390	69,167
Contingent Consideration Related to Acquisition of Hotel Property	-	-	2,000
Total Operating Expenses	401,107	387,992	349,497

Operating Income	65,522	82,393	67,909
Interest Income	362	193	805
Interest Expense	(44,352)	(43,557)	(43,357)
Other Expense	(961)	(367)	(485)
Gain on Disposition of Hotel Properties	115,839	-	7,195
Gain on Hotel Acquisitions, net	-	-	12,667
Development Loan Recovery	-	-	22,494
Lease Buyout	(16,831)	-	-
Loss on Debt Extinguishment	(1,187)	(561)	(670)
Income Before Income from Unconsolidated Joint Venture Investments and Income Taxes	118,392	38,101	66,558

(Loss) Income from Unconsolidated Joint Venture Investments	(1,823)	965	693

Income Before Income Taxes	116,569	39,066	67,251

Income Tax Benefit	4,888	3,141	2,685

Income from Continuing Operations	121,457	42,207	69,936

Discontinued Operations:
Loss on Disposition of Discontinued Assets	-	-	(128)
Impairment of Discontinued Assets	-	-	(1,800)
Income from Discontinued Operations, Net of Income Taxes	-	-	263
Loss from Discontinued Operations	-	-	(1,665)

Net Income	121,457	42,207	68,271
Income Allocated to Noncontrolling Interests	(4,477)	(411)	(1,016)
Preferred Distributions	(17,380)	(14,356)	(14,356)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	(4,021)	-	-

Net Income Applicable to Common Shareholders	$95,579	$27,440	$52,899

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

[IN THOUSANDS]

	Year Ended December 31,
	2016	2015	2014
Earnings Per Share:
BASIC
Income from Continuing Operations Applicable to Common Shareholders	$2.21	0.56	$1.08
(Loss) Income from Discontinued Operations Applicable to Common Shareholders	0.00	0.00	(0.03)
Net Income Applicable to Common Shareholders	$2.21	$0.56	$1.05

DILUTED
Income from Continuing Operations Applicable to Common Shareholders	$2.18	$0.56	$1.07
(Loss) Income from Discontinued Operations Applicable to Common Shareholders	0.00	0.00	(0.03)
Net Income Applicable to Common Shareholders	$2.18	$0.56	$1.04

Weighted Average Common Shares Outstanding:
Basic	42,957,199	47,786,811	49,777,302
Diluted*	43,530,731	48,369,658	50,307,506

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Year Ended December 31,
	2016	2015		2014
Common Units and Vested LTIP Units	2,209,496	1,722,750	1,907,209	1,727,750

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2016	2015	2014
Net Income	$121,457	$42,207	$68,271
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	2,449	1,459	1,527
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(610)	(1,567)	(1,509)
	$1,839	$(108)	$18

Comprehensive Income	123,296	42,099	68,289
Less: Comprehensive Income Attributable to Noncontrolling Interests	(4,567)	(411)	(1,016)
Less: Preferred Distributions	(17,380)	(14,356)	(14,356)
Less: Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	(4,021)	-	-
Comprehensive Income Attributable to Common Shareholders	$97,328	$27,332	$52,917

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155
Repurchase of Common Shares	(2,772,710)	(27)	-	-	-	(52,028)	-	-	(52,055)	-	-	-	-	(52,055)
Common Units Issued	-	-	-	-	-	-	-	-	-	225,000	4,430	-	4,430	4,430
Preferred Shares
Preferred Shares Offering, Net of Costs	-	-	-	11,700,000	117	282,467	-	-	282,584	-	-	-	-	282,584
Preferred Shares Redemption	-	-	-	(4,600,000)	(46)	(114,954)	-	-	(115,000)	-	-	-	-	(115,000)
Dividends and Distributions declared:	-
Common Shares ($1.32 per share)	-	-	-	-	-	-	-	(56,157)	(56,157)	-	-	-	-	(56,157)
Preferred Shares	-	-	-	-	-	-	-	(17,380)	(17,380)	-	-	-	-	(17,380)
Common Units ($1.32 per share)	-	-	-	-	-	-	-	-	-	-	(2,356)	-	(2,356)	(2,356)
LTIP Units ($1.32 per share)	-	-	-	-	-	-	-	-	-	-	(1,574)	-	(1,574)	(1,574)
Dividend Reinvestment Plan	3,518	-	-	-	-	63	-	-	63	-	-	-	-	63
Share Based Compensation:
Grants	82,338	1	-	-	-	(398)	-	-	(397)	294,245	1,060	-	1,060	663
Amortization	-	-	-	-	-	1,417	-	-	1,417	-	5,971	-	5,971	7,388
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	1,839	-	1,839	-	-	-	-	1,839
Exercise of Option to Acquire Noncontrolling Interest	-	-	-	-	-	(4,515)	-	-	(4,515)	-	-	2,197	2,197	(2,318)
Net Income (Loss)	-	-	-	-	-	-	-	116,980	116,980	-	4,914	(437)	4,477	121,457
Balance at December 31, 2016	41,770,514	418	-	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	-	44,321	879,739

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2014	49,708,771	497	-	7,600,000	76	1,194,547	(358)	(365,381)	829,381	2,199,434	29,082	(1,075)	28,007	857,388
Unit Conversion	8,965	-	-	-	-	132	-	-	132	(8,965)	(132)	-	(132)	-
Repurchase of Common Shares	(5,310,371)	(53)	-	-	-	(110,517)	-	(17,669)	(128,239)	-	-	-	-	(128,239)
Dividends and Distributions declared:
Common Shares ($1.12 per share)	-	-	-	-	-	-	-	(52,664)	(52,664)	-	-	-	-	(52,664)
Preferred Shares	-	-	-	-	-	-	-	(14,356)	(14,356)	-	-	-	-	(14,356)
Common Units ($1.12 per share)	-	-	-	-	-	-	-	-	-	-	(1,913)	-	(1,913)	(1,913)
LTIP Units ($1.12 per share)	-	-	-	-	-	-	-	-	-	-	(694)	-	(694)	(694)
Dividend Reinvestment Plan	2,018	-	-	-	-	50	-	-	50	-	-	-	-	50
Share Based Compensation:
Grants	47,985	-	-	-	-	620	-	-	620	128,832	-	-	-	620
Amortization	-	-	-	-	-	1,427	-	-	1,427	-	4,437	-	4,437	5,864
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(108)	-	(108)	-	-	-	-	(108)
Net Income (Loss)	-	-	-	-	-	-	-	41,796	41,796	-	1,096	(685)	411	42,207
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155

The Accompanying Notes are an Integral Part of These Consolidated Financial Statement

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2013	50,689,868	507	-	7,600,000	76	1,202,316	(376)	(364,568)	837,955	1,728,679	29,523	(342)	29,181	867,136
Unit Conversion/Redemption	4,725	-	-	-	-	(77)	-	-	(77)	(16,326)	(261)	-	(261)	(338)
Restricted Shares Forfeiture/LTIP Unit Issuance	(487,081)	(5)	-	-	-	5	-	-	-	487,081	-	-	-	-
Repurchase of Common Shares	(656,714)	(7)	-	-	-	(13,791)	-	(1,621)	(15,419)	-	-		-	(15,419)
Dividends and Distributions declared:
Common Stock ($1.04 per share)	-	-	-	-	-	-	-	(52,091)	(52,091)	-	-		-	(52,091)
Preferred Shares	-	-	-	-	-	-	-	(14,356)	(14,356)	-	-		-	(14,356)
Common Units ($1.04 per share)	-	-	-	-	-	-	-	-	-	-	(1,793)	-	(1,793)	(1,793)
LTIP Units ($0.28 per share)	-	-	-	-	-	-	-	-	-	-	(136)	-	(136)	(136)
Dividend Reinvestment Plan	2,162	-	-	-	-	50	-	-	50	-	-		-	50
Share Based Compensation:
Grants	155,811	2	-	-	-	647	-	-	649	-	-		-	649
Amortization	-	-	-	-	-	5,397	-	-	5,397	-	-		-	5,397
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	18	-	18	-	-		-	18
Net Income (Loss)	-	-	-	-	-	-	-	67,255	67,255	-	1,749	(733)	1,016	68,271
Balance at December 31, 2014	49,708,771	497	-	7,600,000	76	1,194,547	(358)	(365,381)	829,381	2,199,434	29,082	(1,075)	28,007	857,388

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net Income	$121,457	$42,207	$68,271
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(115,839)	-	(7,067)
Gain on Hotel Acquisitions, Net	-	-	(12,667)
Contingent Consideration	-	-	2,000
Development Loan Recovery	-	-	(22,494)
Impairment of Hotel Assets	-	-	1,800
Lease Buyout	11,845	-	-
Deferred Taxes	(4,888)	(3,141)	(2,685)
Depreciation	74,644	74,007	68,753
Amortization	2,022	1,492	1,979
Loss on Debt Extinguishment	1,187	324	673
Equity in Loss (Income) of Unconsolidated Joint Ventures	1,823	(965)	(693)
Distributions from Unconsolidated Joint Ventures	1,574	1,446	1,262
Loss Recognized on Change in Fair Value of Derivative Instrument	50	107	71
Share Based Compensation Expense	8,048	6,523	6,028
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	1,024	993	(350)
Escrows	4,991	(14)	1,272
Other Assets	1,286	(6,973)	2,182
Due from Related Parties	(12,089)	337	4,544
(Decrease) Increase in:
Due to Related Parties	(8,789)	1,586	2,388
Accounts Payable, Accrued Expenses and Other Liabilities	(1,788)	3,888	(2,373)
Net Cash Provided by Operating Activities	$86,558	$121,817	$112,894

Investing Activities:
Purchase of Hotel Property Assets	$(321,995)	$(110,176)	$(175,236)
Deposits on Hotel Acquisitions	-	(5,000)	-
Capital Expenditures	(33,267)	(27,366)	(38,342)
Cash Paid for Hotel Development Projects	(952)	(950)	(3,764)
Proceeds from Disposition of Hotel Properties	67,430	-	30,056
Net Changes in Capital Expenditure Escrows	6,476	(779)	4,577
Proceeds from Contribution of Hotel Property Assets to Unconsolidated Joint Venture	429,221	-	-
Proceeds from Insurance Claims	-	-	1,881
Distributions from Unconsolidated Joint Ventures	3,011	362	324
Net Cash Provided by (Used in) Investing Activities	$149,924	$(143,909)	$(180,504)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2016	2015	2014
Financing Activities:
Repayment of Borrowings Under Line of Credit, Net	$(27,000)	$27,000	$-
Proceeds of Unsecured Term Loan Borrowing	156,100	300,000	100,000
Repayment of Borrowings Under Unsecured Term Loan Borrowing	(39,480)	-	-
Principal Repayment of Mortgages and Notes Payable	(210,379)	(184,356)	(61,348)
Proceeds from Mortgages and Notes Payable	-	87,750	101,000
Cash Paid for Deferred Financing Costs	(2,467)	(2,362)	(4,450)
Cash Paid for Debt Extinguishment	(1,024)	-	-
Proceeds from Issuance of Preferred Shares, Net	282,686	-	-
Redemption of Series B Preferred Shares	(115,000)	-	-
Repurchase of Common Shares	(52,055)	(128,239)	(15,418)
Redemption of Common Partnership Units	-	-	(338)
Settlement of Interest Rate Cap	-	(450)	(8)
Exercise of Option to Acquire Noncontrolling Interest	(2,318)	-	-
Dividends Paid on Common Shares	(48,523)	(54,041)	(50,286)
Dividends Paid on Preferred Shares	(16,116)	(14,356)	(14,356)
Distributions Paid on Common Units and LTIP Units	(3,217)	(2,574)	(1,724)
Net Cash (Used in) Provided by Financing Activities	$(78,793)	$28,372	$53,072

Net Increase in Cash and Cash Equivalents	$157,689	$6,280	$(14,538)
Cash and Cash Equivalents - Beginning of Period	27,955	21,675	36,213

Cash and Cash Equivalents - End of Period	$185,644	$27,955	$21,675

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Hersha’s common shares of beneficial interest trade on the New York Stock Exchange (“the NYSE”) under the ticker symbol "HT", its 6.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest trade on the NYSE under the ticker symbol “HT PRC”, its 6.500% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest trade on the NYSE under the ticker symbol “HT PRD”, and it’s 6.500% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest trade on the NYSE under the ticker symbol “HT PRE.”

As of December 31, 2016, the Company, through the Partnership and subsidiary partnerships, wholly owned 43 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2016, the Company owned joint venture interests in another twelve properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

Joint Venture	Ownership	Property	Location	Lessee/Sublessee

Unconsolidated Joint Ventures
Mystic Partners, LLC	66.7%	Marriott	Mystic, CT	Mystic Partners Leaseco, LLC
	8.8%	Hilton	Hartford, CT	Mystic Partners Leaseco, LLC
	15.0%	Marriott	Hartford, CT	Mystic Partners Leaseco, LLC
Cindat Hersha Owner JV, LLC (1)	30.0%	Hampton Inn	Herald Square, NY	Cindat Hersha Lessee JV, LLC
	30.0%	Hampton Inn	Chelsea, NY	Cindat Hersha Lessee JV, LLC
	30.0%	Hampton Inn	Times Square, NY	Cindat Hersha Lessee JV, LLC
	30.0%	Holiday Inn Express	Times Square, NY	Cindat Hersha Lessee JV, LLC
	30.0%	Candlewood Suites	Times Square, NY	Cindat Hersha Lessee JV, LLC
	30.0%	Holiday Inn	Wall Street, NY	Cindat Hersha Lessee JV, LLC
	30.0%	Holiday Inn Express	Water Street, NY	Cindat Hersha Lessee JV, LLC
SB Partners, LLC	50.0%	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC
Hiren Boston, LLC	50.0%	Courtyard	South Boston, MA	South Bay Boston, LLC

 (1) The percentages shown for the CINDAT JV represent our common ownership interest.  As of December 31, 2016, we owned a $43,194 preferred equity interest in the joint venture.  See Note 3 – Investment in Unconsolidated Joint Ventures for a more detailed explanation of our ownership interest and the related distribution of earnings within the venture.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At December 31, 2016, Mystic Partners, LLC owned an interest in three hotel properties. Our interest in Mystic Partners, LLC is relative to our interest in each of the three properties owned by the joint venture as defined in the joint venture’s governing documents. Each of the three properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC which is owned by 44 New England and our joint venture partner in Mystic Partners, LLC.

On January 3, 2017, we transferred to our joint venture partner all of our partnership interests in the Hartford Marriott and the Hartford Hilton for $8.5 million, which represents a 100% recovery of our equity investment in these assets. We also simultaneously assumed full ownership of the Mystic Marriott Hotel & Spa without any additional cash payment to the joint venture partner.

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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a VIE or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Cindat Hersha Owner JV, LLC; Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $4,699 as of December 31, 2016. Cindat Hersha Owner JV, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Cindat Hersha Owner JV, LLC is limited to our investment in the joint venture which is $3,717 as of December 31, 2016. Also, Mystic Partners Leaseco, LLC; and South Bay Boston, LLC lease hotel properties are VIEs. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.    On September 2, 2016, we exercised our option to acquire the non-controlling equity interests in Brisam Management DE, LLC (“Brisam”), the entity which owns the real estate assets of the Holiday Inn Express, New York, NY.  We paid approximately $2,318 to exercise this option.  Prior to the exercise of this option, we had consolidated Brisam, a variable interest entity, in our financial statements as we determined we were the primary beneficiary.

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Investment in Hotel Properties

The Company records the value of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, and intangible assets and the fair value of liabilities assumed, including debt. The fair value allocations were determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the following estimated useful lives:

Building and Improvements            7 to 40 Years

Furniture, Fixtures and Equipment        2 to 7 Years

The Company periodically reviews the carrying value of each hotel to determine if circumstances indicate impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances indicate the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel. Based on the properties undiscounted future cash flows, the Company will determine if the investment in such hotel is recoverable. If impairment is indicated, an adjustment will be made to reduce the carrying value of the hotel to reflect its fair value.

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

Investment in Unconsolidated Joint Ventures

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a VIE or our voting interest in a voting interest entity, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments for the investee. Pursuant to our joint venture agreements, allocations of profits and losses of some of our investments in unconsolidated joint ventures may be allocated disproportionately as compared to nominal ownership percentages due to specified preferred return rate thresholds.  See Note 3 – Investment in Unconsolidated Joint Ventures for a more detailed explanation of the methodology used in determining the allocation of profits and losses within our joint ventures.

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Noncontrolling Interest

Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2016, 2015 and 2014 was 93.6%,  95.0%, and 95.8%, respectively.

We define a noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

We classify the noncontrolling interests of our consolidated joint ventures, consolidated variable interest entity, and certain Common Units (“Nonredeemable Common Units”) as equity. The noncontrolling interests of Nonredeemable Common Units totaled $44,321 as of December 31, 2016 and $31,876 as of December 31, 2015. As of December 31, 2016, there were 2,838,546 Nonredeemable Common Units outstanding with a fair market value of $61,029, based on the price per share of our common shares on the NYSE on such date.

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

On November 7, 2016, we completed a public offering of 4,000,000 6.50% Series E Cumulative Redeemable Preferred Shares. These shares have a par value of $0.01 per share with a $25.00 liquidation preference per share. Net proceeds of the offering, after deducting the underwriting discount and the offering expenses payable by us, were approximately $96,585. We utilized the net proceeds of the offering for general corporate purposes.

Terms of the Series B, Series C, Series D and Series E Preferred Shares outstanding at December 31, 2016 and 2015 are summarized as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

					Dividend Per Share
	Shares Outstanding				Year Ended December 31,
Series	December 31, 2016	December 31, 2015	Aggregate Liquidation Preference	Distribution Rate	2016	2015

Series B	-	4,600,000	$115,000	8.000%	$0.8722	$2.0000
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.7188	$1.7188
Series D	7,700,000	-	$192,500	6.500%	$1.0157	-
Series E	4,000,000	-	$100,000	6.500%	$0.3069	-
Total	14,700,000	7,600,000

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

In February 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding shares. In October 2015, our Board of Trustees authorized a new share repurchase program for $100,000 which would commence up on the completion of the previous program. For the year ended December 31, 2016, the Company repurchased 2,772,710 common shares for an aggregate purchase price of $52,055 under the October 2015 repurchase programs. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

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

In October 2016, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which will commence upon the completion of the existing repurchase program. We expect to complete the new repurchase program prior to December 31, 2017, unless extended by our Board of Trustees.

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Income Taxes

The Company has elected to be taxed as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended, or the Code, and intends to continue to qualify as a REIT. In general, under such provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, will not be subject to federal income tax to the extent of the income which it distributes. Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for federal income tax purposes.

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2016, 2015 and 2014, the Company did not record any uncertain tax positions. As of December 31, 2016, with few exceptions, the Company is subject to tax examinations by federal, state, and local income tax authorities for years 2003 through 2016.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

In accordance with the adoption of the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, on January 1, 2016, the Company recorded certain reclassifications of deferred financing costs.  The Company reclassified deferred financing costs historically presented within Assets to now present them as a direct deduction from the associated debt liability.  The table below summarizes the balances as of December 31, 2015, that were affected by this reclassification.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	As Reported in the	Reclassification	As Reported in the
Balance Sheet Caption	2015 Form 10-K	Amount	2016 Form 10-K
Assets:
Deferred Financing Costs, Net	$8,971	$(8,971)	$-
Other Assets	38,110	1,848	39,958
Total Assets	1,969,772	(7,123)	1,962,649
Liabilities:
Unsecured Term Loan	550,000	(2,220)	547,780
Unsecured Notes Payable	51,548	(1,023)	50,525
Mortgages Payable	548,539	(3,880)	544,659
Total Liabilities	1,261,617	(7,123)	1,254,494

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the underlying assets. This standard is effective for periods beginning after December 31, 2017, however early adoption is permitted.  The Company is evaluating the ultimate effect that ASU No. 2017-01 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold a percentage of the shares issuable upon settlement of an award up to the maximum individual statutory tax rate without causing the award to be classified as a liability. The new standard is effective for the Company on January 1, 2017. The Company has determined that ASU No. 2016-09 will have no material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases.  The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires the certain initial direct costs be expensed rather than capitalized.  Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on our real estate leases, we are a lessee on ground leases in certain markets and office space leases. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

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

On January 1, 2016, we adopted ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis.  We evaluated the application of ASU No. 2015-02 and concluded that no change was required to our accounting of our interests in less than wholly owned joint ventures.  However, HHLP, our operating partnership, now meets the criteria as a variable

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

interest entity.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all for the Company’s assets and liabilities represent those assets and liabilities of HHLP.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  This update is effective for the Company as of December 31, 2016.  The adoption of this update had no material impact to our financial statements and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  We are evaluating each of our revenue streams and related accounting policy under the standard.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue, however, our final evaluation has not been concluded.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate will be partially dependent on how the FASB defines a business with regard to sales of assets, which is currently under deliberation.  The Company continues to evaluate the ultimate effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Land	$499,484	$480,874
Buildings and Improvements	1,383,266	1,518,565
Furniture, Fixtures and Equipment	205,162	227,527
	2,087,912	2,226,966

Less Accumulated Depreciation	(320,342)	(395,847)

Total Investment in Hotel Properties	$1,767,570	$1,831,119

Depreciation expense on hotel properties was $74,288,  $73,672 and $68,418 (including depreciation on assets held for sale) for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Sanctuary Beach Resort, Marina, CA	1/28/2016	$20,278	$17,319	$2,369	$-		$198	$40,164	$14,750	*
Hilton Garden Inn M Street, Washington, DC	3/9/2016	30,793	67,420	9,621	874	**	-	108,708	-
Envoy Hotel, Boston, MA	7/21/2016	25,264	75,979	11,251	131	***	-	112,625	-
Courtyard, Sunnyvale, CA	10/20/2016	17,694	53,272	4,034	150	****	537	75,687	40,600
The Ambrose, Santa Monica, CA	12/1/2016	18,750	26,839	1,911	-		-	47,500	-

TOTAL		$112,779	$240,829	$29,186	$1,155		$735	$384,684	$55,350

*Assumption of debt includes a $50 premium resulting from the determination that the stated rate of interest is above market rates on the date of acquisition.

**Includes an intangible asset for a lease-in-place of $648, advance bookings of $76 and franchise fees of $150.

***Includes a lease-in-place intangible asset of $126, below market lease liability of $319, advance bookings asset of $199, and franchise fees asset of $125.

****Includes a franchise fees asset of $150.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the year ended December 31, 2016, we incurred $2,560 in acquisition costs related to acquired assets and costs related to terminated transactions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Included in the consolidated statements of operations for the year ended December 31, 2016 are total revenues of $30,991 and a total net income of $5,638 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition as presented in the table below:

	Year Ended December 31, 2016
Hotel	Revenue	Net Income
Sanctuary Beach Resort, Marina, CA	$6,367	$933
Hilton Garden Inn M Street, Washington, DC	13,565	3,283
Envoy Hotel, Boston, MA	8,862	1,277
Courtyard, Sunnyvale, CA	1,768	22
The Ambrose, Santa Monica, CA	429	123

Total	$30,991	$5,638

Purchase and Sale Agreements

On February 2, 2017, we purchased the Ritz-Carlton, Coconut Grove, FL from an unaffiliated seller for a total purchase price of $36,000 and received seller financing in the amount of $3,200. Accounting for this acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The purchase price allocations are estimated based on current available information; however, we still are in the process of obtaining appraisals and finalizing the accounting for the acquisition, which was acquired subsequent to year-end.

On February 21, 2017, we purchased the Pan Pacific, Seattle, WA from an unaffiliated seller for a total purchase price of $79,000. Accounting for this acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The purchase price allocations are estimated based on current available information; however, we still are in the process of obtaining appraisals and finalizing the accounting for the acquisition, which was acquired subsequent to year-end.

Lease Buyout

During November 2016, we signed an agreement with our restaurant lessee at the Courtyard Miami Beach to buyout the remainder of their current lease.  The agreement was made in conjunction with our overall property improvement plan, which will also include room and common area upgrades, with the intention to rebrand the hotel to a more upscale Marriott brand.    As defined by terms of the agreement, we will pay total consideration to complete the buyout of $10,000 and issue 450,000 operating partnership units.  During the fourth quarter of 2016, we paid $5,000 and issued 225,000 units valued at $4,400 with the remainder of the consideration due upon completion of the buyout.  The lease buyout is expected to be completed by the second quarter of 2017.  We accounted for this transaction in accordance with ASU 420 “Exit or Disposal Cost Obligations,” recording the entire amount of consideration as an expense at the time of agreement execution, resulting in a total expense of $18,831.  This recorded expense was partially offset by the write-off of an intangible liability related to the lease of $2,000.

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

For transactions that had been classified as held for sale or as discontinued operations for periods prior to our adoption of ASU

Update No. 2014-08, we have continued to present the operating results as discontinued operations in the statements of operations for all applicable periods presented.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

During the years ended December 31, 2016, 2015 and 2014, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain (Loss) on Disposition

Cindat Hotel Portfolio (7)	April 2005 - March 2011	April 2016	$543,500	$89,892
Hyatt Place, King of Prussia, PA	August 2010	May 2016	13,000	5,375
Hawthorn Suites, Franklin, MA	April 2006	September 2016	8,900	(438)
Residence Inn, Framingham, MA	March 2004	November 2016	25,000	11,467
Residence Inn, Norwood, MA	July 2006	November 2016	22,000	9,543
2016 Total				$115,839

Hotel 373	June 2007	April 2014	$37,000	$7,195
2014 Total				$7,195

On November 4, 2016, the Company closed on the sale of the Residence Inn Framingham, MA and Residence Inn, Norwood, MA to an unaffiliated buyer for a total sales price of $47,000 with a gain on sale of approximately $21,023. These hotels were acquired by the Company in March 2004 and July 2006, respectively. The operating results for these hotels are included in operating income until the date of sale as shown in the consolidated statements of operations for the years ended December 31, 2016 and 2015 as disposition of these hotels does not represent a strategic shift in our business.

On September 7, 2016, the Company closed on the sale of Hawthorn Suites, Franklin, MA to an unaffiliated buyer for a total sales price of $8,900 with a loss on sale of approximately $437. This hotel was acquired by the Company in April 2006. The operating results for this hotel are included in operating income until the date of sale as shown in the consolidated statements of operaations for the years ended December 31, 2016 and 2015 as disposition of this hotel does not represent a strategic shift in our business.

On May 3, 2016, the Company closed on the sale of Hyatt Place, King of Prussia, PA to an unaffiliated buyer for a total sales price of $13,000 with a gain on sale of approximately $5,402. This hotel was acquired by the Company in August 2010. The operating results for this hotel are included in operating income until the date of sale as shown in the consolidated statements of operations for the years ended December 31, 2016 and 2015 as disposition of this hotel does not represent a strategic shift in our business.

On February 4, 2016, we announced the signing of asset purchase and contribution agreements (the “Contribution Agreements”) with Cindat Manhattan Hotel Portfolio (US) LLC (“Cindat”) to form a joint venture, Cindat Hersha Owner JV, LLC (the “Owner JV”), which initially invested in seven of our limited service hotels in Manhattan (the “JV Properties”). This transaction was consummated on April 29, 2016. The Contribution Agreements valued the JV Properties at $543,500. Cindat contributed $354,550 and received a 70% senior common equity interest in Owner JV. We contributed the JV Properties to Owner JV and received $354,550 in cash and a preferred equity interest initially valued at $37,000. In addition, we retained a 30% junior common equity interest in Owner JV. We contributed $12,239 and Cindat contributed an aggregate of $14,105 in working capital and closing costs for the formation of Owner JV, and finance costs related to debt originated on the JV Properties by Owner JV. In addition, we incurred additional closing costs associated with the contribution of the JV Properties to Owner JV of $10,653.

Prior to the contribution to Owner JV, our basis in the JV Properties was $264,658. Our preferred equity and junior common equity interest in Owner JV was initially recorded at $104,248 which represents our retained interest in the JV Properties at our basis prior to contribution and additional contributions made for the formation of Owner JV. Please refer to “Note 3 –Investment in Unconsolidated Joint Ventures” more information about the joint venture with Cindat.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Due to our continuing interest in the JV Properties, gain recognized on the properties is limited to cash received less the basis of the properties contributed. As a result, we recognized a gain on the disposition of hotel properties of $89,892 and recorded a deferred gain of $81,314, which is recorded as a liability in the consolidated balance sheets. The deferred gain will be recognized as income in a future period if an event occurs that changes our retained interest in the JV Properties.

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

Assets Held For Sale

In July 2016, we entered into a purchase and sale agreement to sell the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, Hyatt House, Pleasant Hill, CA, and Hyatt House, Pleasanton, CA to an unaffiliated buyer for a sales price of $185,000. The Residence Inn, Greenbelt, MD and Courtyard, Alexandria, VA were sold in January 2017 for a combined sale price of $62,000. The purchase and sale agreement was amended, increasing the sales price by $7,500. The remainder of the transaction is expected to close in the third quarter of 2017 with an adjusted purchase price of $130,500, subject to customary closing conditions.

We have classified the assets and mortgage indebtedness related to these hotels as held for sale as of December 31, 2016:

December 31, 2016

Land	$22,208
Buildings and Improvements	105,663
Furniture, Fixtures and Equipment	24,187
152,058

Less: Accumulated Depreciation & Amortization	(53,585)

Assets Held for Sale	$98,473

Liabilities Related to Assets Held for Sale	$51,428

We did not have any assets or liabilities related to assets held for sale as of December 31, 2015.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

During the year ended December 31, 2015, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
St. Gregory Hotel, Washington, DC	6/16/2015	23,764	33,005	3,240	45		978	61,032	28,902*
TownePlace Suites, Sunnyvale, CA	8/25/2015	-	18,999	2,348	6,453	**	-	27,800	-
Ritz-Carlton Georgetown, DC	12/29/2015	17,825	29,584	3,270	-		-	50,679	-

Total		$41,589	$81,588	$8,858	$6,498		$978	$139,511	$28,902

*Includes a $3,050 premium as we determined that the stated rate of interest on the assumed mortgage debt was above market.

**Acquired ground lease asset of $6,353 and intangible asset related to the franchise agreement of $100 with purchase of the property.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the year ended December 31, 2015, we incurred $1,119 in acquisition costs related to the above acquired assets and costs related to terminated transactions.

Included in the consolidated statement of operations for the year ended December 31, 2015 are total revenues of $7,150 and a total net income of $548 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition as presented in the table below:

	Year Ended December 31, 2015
Hotel	Revenue	Net Income
St. Gregory Hotel, Washington, DC	$5,257	$164
TownePlace Suites, Sunnyvale, CA	1,744	364
Ritz-Carlton Georgetown, DC	149	20

Total	$7,150	$548

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data are presented as if all acquisitions completed since January 1, 2016 and 2015 had been completed on January 1, 2015 and 2014, respectively. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2016 and 2015 at the beginning of the year presented, nor do they purport to represent the results of operations for future periods.

	Years Ended December 31,
	2016	2015
Pro Forma Total Revenues	$493,791	$551,584

Pro Forma Income from Continuing Operations	127,328	44,419
Loss from Discontinued Operations	-	-
Pro Forma Net Income	127,328	44,419
Income Allocated to Noncontrolling Interest	(4,764)	(496)
Preferred Distributions	(17,380)	(14,356)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	(4,021)	-
Pro Forma Income Applicable to Common Shareholders	$101,163	$29,567

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$2.35	$0.62
Diluted	$2.32	$0.61

Weighted Average Common Shares Outstanding
Basic	42,957,199	47,786,811
Diluted	43,530,731	48,369,658

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2016 and December 31, 2015 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred
Joint Venture	Hotel Properties	Owned	Return	December 31, 2016	December 31, 2015

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$913	$795
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	2,112	4,499
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	4,699	5,022
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	30.0%	*	3,717	-
				$11,441	$10,316

*See explanation below of the Cindat Hersha Owner JV, LLC (“Owner JV”) for more information on the preferred return provisions of this joint venture.

Cindat Hersha Owner JV, LLC

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Mystic Partners, LLC

On January 3, 2017, we redeemed our joint venture interest in Mystic Partners, LLC by acquiring 100% ownership interest in the Mystic Marriott Hotel & Spa and transferring our minority ownership interests in the Hartford Marriott and Hartford Hilton to the joint venture partner.  We received $8,500 as part of this redemption and transfer of minority interest.

Prior to the 2017 transaction, the Mystic Partners, LLC joint venture agreement provides for an 8.5% non-cumulative preferred return based on our contributed equity interest in the venture. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to our joint venture partner to provide an 8.5% annual non-compounded return of their unreturned contributions. Any remaining cash available for distribution will be distributed to us 10.5% with respect to the net cash flow from the Hartford Marriott, 7.0% with respect to the Hartford Hilton and 56.7%, with respect to the remaining property. Mystic Partners, LLC allocates income to us and our joint venture partner consistent with the allocation of cash distributions in accordance with the joint venture agreements.

The Hartford Marriott, part of the Mystic Partners, LLC joint venture, is under an Asset Management Agreement with 44 New England to provide asset management services. Fees for these services are paid monthly to 44 New England and recognized as income in the amount of 0.25% of operating revenues.

Income/Loss Allocation

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

Any difference between the carrying amount of any of our investments noted above and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income recognized during the years ended December  31, 2016, 2015 and 2014, for our investments in unconsolidated joint ventures is as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
SB Partners, LLC	$618	$582	$407
Hiren Boston, LLC	839	694	603
Mystic Partners, LLC	(137)	(311)	(317)
Cindat Hersha Owner JV, LLC	(3,143)	-	-
(Loss) Income from Unconsolidated Joint Venture Investments	$(1,823)	$965	$693

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015 and 2014.

Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Investment in Hotel Properties, Net	$647,548	$105,354
Other Assets	45,576	15,558
Total Assets	$693,124	$120,912

Liabilities and Equity
Mortgages and Notes Payable	$432,173	$113,532
Other Liabilities	36,275	30,575
Equity:
Hersha Hospitality Trust	119,892	22,698
Joint Venture Partner(s)	104,784	(45,893)
Total Equity	224,676	(23,195)

Total Liabilities and Equity	$693,124	$120,912

Statements of Operations

	Twelve Months Ended December 31,
	2016	2015	2014
Room Revenue	$118,645	$57,927	$59,135
Other Revenue	24,424	22,776	21,725
Operating Expenses	(80,091)	(55,178)	(54,831)
Lease Expense	(1,143)	(1,115)	(1,063)
Property Taxes and Insurance	(9,512)	(2,948)	(2,934)
General and Administrative	(8,976)	(5,609)	(5,783)
Depreciation and Amortization	(13,286)	(6,549)	(6,376)
Interest Expense	(18,568)	(6,677)	(11,995)
Acquisition Costs	(1,468)	-
Other Income	2,466	-	-
Debt Extinguishment and Gain on Debt Forgiveness	-	-	3,016
(Loss) Gain allocated to Noncontrolling Interests	(46)	(341)	115
Net Income	$12,445	$2,286	$1,009

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
Our share of equity recorded on the joint ventures' financial statements	$119,892	$22,698
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(108,451)	(12,382)
Investment in Unconsolidated Joint Ventures	$11,441	$10,316

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets

Other Assets consisted of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	9,217	14,434
Deferred Tax Asset, Net of Valuation Allowance of $804	16,197	14,590
Other	12,408	9,386
	$39,370	$39,958

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deferred Tax Asset - We have approximately $16,197 of net deferred tax assets as of December 31, 2016. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $16,197  of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of December 31, 2015, we had $5,000 in interest bearing deposits related to the future acquisition of the Sanctuary Beach Resort, located in Marina, California.  We completed the acquisition of this property on January 28, 2016 (See “Note 2 – Investment in Hotel Properties” for more information).  As of December 31, 2016, we had no deposits on hotel acquisitions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

Mortgages payable at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Mortgage Indebtedness	$338,529	$545,036
Net Unamortized Premium	2,313	3,503
Net Unamortized Deferred Financing Costs	(3,021)	(3,880)
	$337,821	$544,659

Liabilities Related to Hotel Assets Held for Sale	$51,428	$-

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.97% to 6.30% as of December 31, 2016. Aggregate interest expense incurred under the mortgage loans payable totaled $20,916, $26,581 and $31,046 during the years ended December 31, 2016, 2015, and 2014 respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing one of our hotel properties was not met as of December 31, 2016. Pursuant to this loan agreement, the lender has the option to escrow the operating cash flow. However, these covenants do not constitute an event of default for these loans.

As of December 31, 2016, the maturity dates for the outstanding mortgage loans ranged from January 2017 to September 2025.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $970 and $1,023 as of December 31, 2016 and 2015, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2016, 2015 and 2014 was 3.75%,  3.33% and 3.28%, respectively.  Interest expense in the amount of $1,931, $1,715 and $1,690 was recorded for the years ended December 31, 2016, 2015 and 2014, respectively.

Credit Facilities

We maintain three unsecured credit agreements which aggregate $1,000,000 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. The first credit agreement provides for a $500,000 senior unsecured credit facility (“Credit Facility”) consisting of a $250,000 senior unsecured revolving line of credit (“Line of Credit”), and a $250,000 senior unsecured term loan (“First Term Loan”). The Credit Facility expires on February 28, 2018, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions.

Our second credit agreement provides for a $300,000 senior unsecured term loan agreement (“Second Term Loan”) and expires on August 10, 2020.

On August 2, 2016, we entered into our third credit agreement which provides for a $200,000 senior unsecured term loan agreement (“Third Term Loan”) and expires on August 2, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a

“Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2016, the following hotel properties were borrowing base assets:

- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Washington, DC
- Hyatt House White Plains, NY	- Nu Hotel, Brooklyn, NY
- Hyatt House Gaithersburg, MD	- The Rittenhouse Hotel, Philadelphia, PA
- Sheraton, Wilmington South, DE	- The Boxer, Boston, MA
- Sheraton Hotel, JFK Airport, New York, NY	- Courtyard, San Diego, CA
- Winter Haven, Miami, FL	- Residence Inn, Coconut Grove, FL
- Hampton Inn, Pearl Street, NY	- Blue Moon, Miami, FL
- Residence Inn, Greenbelt, MD	- Parrot Key Resort, Key West, FL
- Courtyard, Miami, FL	- Courtyard, Brookline, MA
- Residence Inn, Tyson's Corner, VA	- TownePlace Suites, Sunnyvale, CA
- Ritz Carlton, Washington, DC	- Hilton Garden Inn, M Street, Washington, DC
- Hampton Inn, Philadelphia, PA	- Courtyard, Alexandria, VA
- Hampton Inn, Seaport, NY	- Holiday Inn Express, 29th Street, NY
- Envoy Hotel, Boston, MA	- Holiday Inn Express Chester, NY

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	December 31, 2016	December 31, 2015
Line of Credit	1.70% to 2.45%	$-	$27,000
First Term Loan	1.60% to 2.35%	210,520	250,000
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	156,100	-

From December 2012 to November 5, 2016, we maintained an interest rate swap, with a $150,000 notional amount, which effectively fixes the interest rate on $150,000 of the First Term Loan at a blended rate of 2.914%.  This interest rate swap agreement matured on November 5, 2016.

On October 7, 2016 we entered into an interest rate swap associated with $150,000 of our $200,000 Third Term Loan.  This swap effectively fixes the interest rate of the Third Term Loan at 3.211% and matures on October 3, 2019. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information regarding interest rate hedging strategies we employ.

The balance of the Term Loans is offset by $3,120 and $2,220 in net deferred financing costs as of December 31, 2016 and

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

·a fixed charge coverage ratio of not less than 1.50 to 1.00,

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 45%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The Company is in compliance with each of the covenants listed above as of December 31, 2016. As of December 31, 2016, our remaining borrowing capacity under the Credit Facility and Term Loans was approximately $99,822 based on the borrowing base assets at December 31, 2016.  As of February 21, 2017, our borrowing capacity under the Credit Facility and Term Loans was approximately $197,998 as we added seven and removed two borrowing base assets subsequent to December 31, 2016.

The Company recorded interest expense of $17,332,  $10,147 and $6,218 related to borrowings drawn on each of the aforementioned credit facilities, for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average interest rate on our credit facilities was 2.82%,  2.69% and 2.82% for the years ended December 31, 2016, 2015 and 2014, respectively.

Aggregate annual principal payments for the Company’s credit facility, unsecured term loan and mortgages and subordinated notes payable for the five years following December 31, 2017 and thereafter are as follows:

Year Ending December 31,	Amount

2017	$160,908
2018	27,237
2019	312,084
2020	301,694
2021	179,704
Thereafter	126,498
Net Unamortized Premium	2,313
$1,110,438

Capitalized Interest

We utilize cash, mortgage debt and our unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the years ended December 31, 2016, 2015 and 2014, we capitalized $0,  $0 and $458 respectively, of interest expense related to these projects.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable, unsecured term loan and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages, term loans and unsecured notes payable are presented as reduction in the respective debt balances. Amortization of deferred costs for the years ended December 31, 2016, 2015 and 2014 was $2,632,  $2,650 and $2,768 respectively.

New Debt/Refinance

On November 30, 2016, we repaid in full outstanding mortgage debt with an original principal balance of $6,700 secured by the Holiday Inn Express, Chester, NY. The loan was due to mature on March 1, 2017, and we incurred approximately $94 in expense related to unamortized deferred financing costs and fees.

On October 6, 2016, we repaid in full outstanding mortgage debt with an original principal balance of $13,720 secured by the Hyatt House, Gaithersburg, MD. The loan was due to mature on January 6, 2017, and we incurred approximately $5 in expense related to unamortized deferred financing costs and fees.

On October 6, 2016, we repaid in full outstanding mortgage debt with an original principal balance of $33,030 secured by the Hyatt House, White Plains, NY. The loan was due to mature on January 6, 2017, and we incurred approximately $12 in expense related to unamortized deferred financing costs and fees.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

On November 13, 2014, we repaid outstanding mortgage debt on with an original principal balance of $32,000 secured by the Hilton Garden Inn, Tribeca, NY and simultaneously entered into a new mortgage obligation of $46,500 with a new lender. The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 2.30% and matures on November 1,2019.

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned taxable REIT subsidiary ("TRS"), 44 New England and our joint venture partnerships, engage eligible independent contractors in accordance with the requirements for qualification as a REIT under the Code, including HHMLP, as the property managers for hotels leased from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel. Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2016, 2015 and 2014, base management fees incurred totaled $13,048,  $13,675 and $12,263 respectively, and are recorded as Hotel Operating Expenses. For the years ended December 31, 2016, 2015 and 2014, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the years ended December 31, 2016, 2015 and 2014 were $24,477,  $27,998 and $26,015 respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2016, 2015 and 2014, the Company incurred accounting fees of $1,423, $1,484 and $1,410 respectively. For the years ended December 31, 2016, 2015 and 2014, the Company incurred information technology fees of $458,  $441 and $416 respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2016, 2015 and 2014, we incurred fees of $1,255,  $996 and $742 respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Hotel Supplies

For the years ended December 31, 2016, 2015 and 2014, we incurred charges for hotel supplies of $144, $189 and $163 respectively. For the years ended December 31, 2016, 2015 and 2014, we incurred charges for capital expenditure purchases of $2,166,  $4,542 and $10,610 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately  $1 is included in accounts payable at both December 31, 2016 and December 31, 2015.

Due From Related Parties

The due from related parties balance as of December 31, 2016 and December 31, 2015 was approximately $18,332 and $6,243, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of December 31, 2016 and December 31, 2015 was approximately $0 and $8,789, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the years ended December 31, 2016, 2015 and 2014 we incurred $3,600,  $3,137 and $2,433 respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2017	$2,706
2018	2,714
2019	2,719
2020	2,744
2021	2,782
Thereafter	246,578
$260,243

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

As of December 31, 2016, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2016 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	December 31, 2016	December 31, 2015

Term Loan Instruments:
First Term Loan	Swap	0.545%	1-Month LIBOR + 2.35%	November 5, 2012	November 5, 2016	100,000	-	84
Second Term Loan	Swap	0.600%	1-Month LIBOR + 2.35%	December 18, 2012	November 5, 2016	50,000	-	18
Third Term Loan ***	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	150,000	1,773	-

Mortgages:
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	8,973	(1)	(21)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	44,325	(26)	(215)
Courtyard, LA Westside, Culver City, CA **	Cap	3.000%	1-Month LIBOR + 3.00%	October 27, 2015	September 29, 2017	35,000	8	19
Hyatt, Union Square, New York, NY *	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	54	136

							$1,808	$21

* On June 10, 2015, we refinanced the debt associated with Hyatt Union Square. As a result, we entered into an interest rate cap with a strike rate of 3.000%. The original interest rate cap matured on April 9, 2016. See “Note 5 – Debt” for more information regarding this refinance.

** On October 27, 2015, we refinanced the debt associated with Courtyard, LA Westside. As a result, we entered into an interest rate cap with a strike rate of 3.000%. The original interest rate swap matured on September 29, 2015. See “Note 5 – Debt” for more information regarding this refinance.

*** On October 7, 2016, we entered into an interest rate swap associated with $150,000 of our $200,000 Third Term Loan. This swap effectively fixes the interest rate of the Third Term Loan at 3.211%. This swap matures on October 3, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of certain swaps and our interest rate caps is included in other assets at December 31, 2016 and December 31, 2015 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2016 and December 31, 2015.

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $1,839, a loss of $108, and a gain of $18 for the years ended December 31, 2016, 2015 and 2014, respectively. These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $610 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense during 2016. During 2017, the Company estimates that an additional $161 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2016, the carrying value and estimated fair value of the Company’s debt were $1,103,327 and $1,098,248, respectively.  As of December 31, 2015, the carrying value and estimated fair value of the Company’s debt were $1,169,964 and $1,170,901, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS

In May 2011, the Company established and our shareholders approved the Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan (the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.

Executives & Employees

Annual Long Term Equity Incentive Programs

To further align the interests of the Company’s executives with those of shareholders, the Compensation Committee grants annual long term equity incentive awards that are both “performance based” and “time based.”

On March 17, 2016, the Compensation Committee approved the 2016 Annual Long Term Equity Incentive Program (“2016 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan.  These awards are earned under the 2016 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of December 31, 2016,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2016 Annual EIP awards.

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
March 30, 2016
(2015 Annual EIP)	183,396	3 years	25%/year (1)	91,696	-	$868	$-
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	96,623	64,415	225	758
December 23, 2014
(2013 Annual EIP) (3)	83,993	3 years	25%/year (1)	83,993	55,994	-	173
December 23, 2014 (3)	258,899	5 years	33% Year 3, 4, 5 (2)	172,599	86,299	457	1,553
	655,120			444,911	206,708	$1,550	$2,484

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Stock based compensation expense related to the Annual Long Term Equity Incentive Program of $4,800,  $4,490 and $4,083 was incurred during the years ended December 31, 2016, 2015 and 2014, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Program as of December 31, 2016 and December 31, 2015 was $1,550 and $2,484,  respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 17, 2016, the Compensation Committee approved the 2016 Multi-Year Long Term Equity Incentive Program (“2016 Multi-Year EIP”). This program has a three-year performance period which commenced on January 1, 2016 and ends December 31, 2018. As of December 31, 2016 , no shares or LTIP Units have been issued to the executive officers in settlement of 2016 Multi-Year EIP awards.

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

				Units Vested		Unearned Compensation
Compensation Committee Approval Date	LTIP Units Issued	LTIP Issuance Date	Performance Period	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
March 17, 2016
(2016 Multi-Year EIP)	-	N/A	1/1/2016 to 12/31/2018	-	-	$888	$-
March 18, 2015
(2015 Multi-Year EIP)	-	N/A	1/1/2015 to 12/31/2017	-	-	397	596
April 11, 2014
(2014 Multi-Year EIP)	-	N/A	1/1/2014 to 12/31/2016	-	-	283	567
April 15, 2013
(2013 Multi-Year EIP)	110,849	3/30/2016	1/1/2013 to 12/31/2015	110,849	-	-	385
	110,849			110,849	-	$1,568	$1,548

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

Stock based compensation expense of $1,869,  $818 and $598 was recorded for the years ended December 31, 2016, 2015 and 2014, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of December 31, 2016 and December 31, 2015, respectively, was $1,568 and $1,548.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of $541,  $455 and $399 was incurred during the years ended December 31, 2016, 2015 and 2014  respectively.  Unearned compensation related to the restricted share awards as of December 31, 2016 and December 31, 2015 was $505 and $491, respectively.  The following table is a summary of all unvested share awards issued to employees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Original Shares Issued	Range of Share Price on Date of Grant*	Vesting Period	Vesting Schedule	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
2016	30,070	$18.02-21.11	2 years	50% /year	497	-	$348	$-
2015	23,492	21.76-28.09	2-4 years	25-50% /year	13,733	600	157	419
2014	11,455	26.00-27.00	2 years	50% /year	11,455	6,619	-	54
2013	11,899	22.56	2-4 years	25-50% /year	11,899	11,199	-	7
2012	13,646	21.12	2-4 years	25-50% /year	13,646	12,445	-	11
Total	90,562				51,230	30,863	$505	$491

*Original share price on date of grants prior to June 22, 2015 were multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.   On December 30, 2016, we issued 4,395 shares which do not fully vest until December 31, 2017.  Compensation expense incurred for the years ended December 31, 2016, 2015 and 2014, respectively, was $112,  $93 and $220.

The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	December 31, 2016	December 31, 2015
December 30, 2016	4,395	$21.50	12 months	100%	$94	$-
March 30, 2016	5,289	21.11	9 months	100%	-	-

Total	9,684				$94	$-

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the years ended December 31, 2016, 2015 and 2014, respectively, was $61,  $59 and $71.  Unearned compensation related to the multi-year long term equity incentives was $167 and $67 as of December 31, 2016 and December 31, 2015, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
December 30, 2016	5,000	3 years	33% /year	-	-	$108	$-
March 30, 2016	2,500	3 years	33% /year	835	-	35	-
December 30, 2014	2,500	3 years	33% /year	1,670	835	24	48
December 27, 2013	3,000	3 years	33% /year	3,000	2,170	-	19
				5,505	3,005	$167	$67

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $535,  $434 and $457  was incurred during the years ended December 31, 2016, 2015 and 2014, respectively and is recorded in general and administrative expense on the statement of operations. Share awards issued to the Board of Trustees are immediately vested. On June 6, 2016, an aggregate of 17,795 shares were issued to the Board of Trustees at a price per share on the date of grant of $17.96.  On December 30, 2016, an aggregate of 10,000 shares were issued to the Board of Trustees at a price per share on the date of grant of $21.50.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $130,  $174 and  $200 for the years ended December 31, 2016, 2015 and 2014, respectively.  Unearned compensation related to the restricted share awards as of December 31, 2016 and December 31, 2015  was $79 and $90, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
March 30, 2016	7,500	$21.11	2 years	50% /year	3,750	-	$79	$-
March 27, 2015	7,238	$25.88	2 years	50% /year	7,238	3,762	-	90
Total	14,738				10,988	3,762	$79	$90

*Original share price on date of grant prior to June 22, 2015 was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	For the Year Ended December 31,
	2016	2015	2014
NUMERATOR:
Basic and Diluted*
Net Income from Continuing Operations	$121,457	$42,207	$69,936
Income allocated to Noncontrolling Interests	(4,477)	(411)	(1,069)
Distributions to Preferred Shareholders	(17,380)	(14,356)	(14,356)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(503)	(453)	(515)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	(4,021)	-	-
Net Income from Continuing Operations attributable to Common Shareholders	$95,076	$26,987	$53,996

Discontinued Operations
Loss from Discontinued Operations	-	-	(1,665)
Loss from Discontinued Operations allocated to Noncontrolling Interests	-	-	53
Loss from Discontinued Operations attributable to Common Shareholders	-	-	(1,612)
Net Income attributable to Common Shareholders	$95,076	$26,987	$52,384

DENOMINATOR:
Weighted average number of common shares - basic	42,957,199	47,786,811	49,777,302
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	278,588	303,949	347,829
Contingently Issued Shares	294,944	278,898	182,375
Weighted average number of common shares - diluted	43,530,731	48,369,658	50,307,506

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during 2016, 2015 and 2014 totaled $42,449,  $40,240 and $40,760 respectively.  Cash paid for income taxes during 2016, 2015 and 2014 were $772,  $0 and $0, respectively.  The following non-cash investing and financing activities occurred during 2016, 2015 and 2014:

	2016	2015	2014
Common Shares issued as part of the Dividend Reinvestment Plan	$63	$50	$50
Acquisition of hotel properties:
Debt assumed, including premium	55,350	28,902	24,924
Deposit paid in prior period towards acquisition which closed in current period	5,000	-	-
Deferred Tax Liability	3,281	-	-
Settlement of development loan receivable principal and accrued interest revenue receivable	-	-	22,494
Disposition of hotel properties:
Debt assumed by purchaser	-	-	45,710
Conversion of Common Units to Common Shares	-	132	-
Issuance of Common Units	4,430	-	-
Accrued payables for fixed assets placed into service	1,689	992	1,312
Contribution of fixed assets to joint venture	264,658	-	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN PARTNERSHIP

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

Common Units

Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2016,  2015 and 2014 was 1,928,386,  1,703,386 and 1,712,353, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2016,  2015 and 2014, 0,  8,965 and 4,725 Common Units were converted to common shares, respectively. In addition, as noted in “Note 8 – Share Based Payments,” during 2016, the Company issued 294,245 LTIP Units.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – INCOME TAXES

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

Taxable income from non-REIT activities managed through TRSs is subject to federal, state and local income taxes. As a TRS, 44 New England is subject to income taxes at the applicable federal, state and local tax rates.

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2016	2015	2014
Statutory federal income tax provision	$39,633	$13,282	$22,865
Adjustment for nontaxable income for Hersha Hospitality Trust	(44,078)	(15,853)	(25,274)
State income taxes, net of federal income tax effect	(725)	(581)	(367)
Recognition of deferred tax assets	282	11	91

Total income tax benefit	$(4,888)	$(3,141)	$(2,685)

The components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the year ended December 31,
	2016	2015	2014
Income tax expense (benefit):
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred:
Federal	$(3,790)	(2,261)	(2,130)
State	(1,098)	(880)	(555)
Total	(4,888)	$(3,141)	$(2,685)

Income tax expense (benefit):
From continuing operations	$(4,888)	(3,141)	(2,685)
From discontinued operations	-	-	2
Total	(4,888)	$(3,141)	$(2,683)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2016 (CONTINUED)

[IN THOUSANDS]

NOTE 12 – INCOME TAXES (CONTINUED)

The components of consolidated TRS’s net deferred tax asset as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$18,448	$14,168
Accrued expenses and other	1,494	1,292
Tax credit carryforwards	567	558
Total gross deferred tax assets	20,509	16,018
Valuation allowance	(804)	(804)
Total net deferred tax assets	$19,705	$15,214
Deferred tax liabilities:
Depreciation and amortization	3,508	624
Total Net deferred tax assets	$16,197	$14,590

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

As of December 31, 2016, we have gross federal net operating loss carryforwards of $46,125 which expire over various periods from 2023 through 2036.  As of December 31, 2016, we have gross state net operating loss carryforwards of $54,281 which expire over various periods from 2016 to 2036.  The Company has tax credits of $567 available which begin to expire in 2028.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Preferred Shares - 8% Series B
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.875% Series C
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.5% Series D
Ordinary income	100.00%	N/A	N/A
Return of Capital	0.00%	N/A	N/A
Capital Gain Distribution	0.00%	N/A	N/A
Common Shares - Class A
Ordinary income	100.00%	79.49%	76.34%
Return of Capital	0.00%	20.51%	23.66%
Capital Gain Distribution	0.00%	0.00%	0.00%

There were no Preferred Shares Series E dividends paid during 2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2016

[IN THOUSANDS]

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$106,916	$223,077	$120,702	$132,135
Total Expenses	115,121	112,709	110,223	126,385
(Loss) Income from Unconsolidated Joint Ventures	(214)	1,521	(3,717)	587
(Loss) Income from Continuing Operations	(8,419)	111,889	6,762	6,337

Income Tax Benefit	-	3,070	1,443	375
Net (Loss) Income	(8,419)	114,959	8,205	6,712

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(687)	4,748	211	205
Issuance Costs of Redeemed Preferred Stock	-	4,021	-	-
Preferred Distributions	3,589	4,000	4,417	5,374
Net (Loss) Income applicable to Common Shareholders	$(11,321)	$102,190	$3,577	$1,133
Earnings per share:
Basic Net (Loss) Income applicable to Common Shareholders	$(0.26)	$2.35	$0.08	$0.04
Diluted Net (Loss) Income applicable to Common Shareholders	$(0.26)	$2.33	$0.08	$0.03
Weighted Average Common Shares Outstanding
Basic	44,379,327	43,427,726	42,309,044	41,733,272
Diluted	44,379,327	43,863,577	42,745,864	42,307,583

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$95,760	$127,081	$124,560	$123,177
Total Expenses	99,875	108,090	111,396	113,116
(Loss) Income from Unconsolidated Joint Ventures	(274)	526	608	105
(Loss) Income from Continuing Operations	(4,389)	19,517	13,772	10,166

Income Tax Benefit	-	109	631	2,401
Net (Loss) Income	(4,389)	19,626	14,403	12,567

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(443)	405	244	205
Preferred Distributions	3,589	3,589	3,589	3,589
Net (Loss) Income applicable to Common Shareholders	$(7,535)	$15,632	$10,570	$8,773
Basic and diluted earnings per share:
Net (Loss) Income applicable to Common Shareholders	$(0.16)	$0.32	$0.22	$0.19
Weighted Average Common Shares Outstanding
Basic	49,582,790	48,530,716	47,417,452	45,663,416
Diluted	49,582,790	49,043,914	47,909,549	46,211,104

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2016 (CONTINUED)

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition

Courtyard, Brookline, MA		-	47,414	-	4,754	-	52,168	52,168	(15,567)	36,601	06/16/05
Residence Inn, Tyson's Corner, VA		4,283	14,475	-	1,962	4,283	16,437	20,720	(5,315)	15,405	02/02/06
Hilton Garden Inn, JFK Airport, NY	(19,034)	-	25,018	-	2,892	-	27,910	27,910	(8,659)	19,251	02/16/06
Holiday Inn Exp, Cambridge, MA		1,956	9,793	-	2,461	1,956	12,254	14,210	(4,467)	9,743	05/03/06
Hyatt House, Gaithersburg, MD		2,912	16,001	-	4,165	2,912	20,166	23,078	(6,475)	16,603	12/28/06
Hyatt House, White Plains, NY		8,823	30,273	-	2,807	8,823	33,080	41,903	(9,761)	32,142	12/28/06
Holiday Inn Exp & Suites, Chester, NY		1,500	6,671	-	322	1,500	6,993	8,493	(1,807)	6,686	01/25/07
Hampton Inn, Seaport, NY		7,816	19,040	-	1,355	7,816	20,395	28,211	(5,271)	22,940	02/01/07
Sheraton Hotel, JFK Airport, NY		-	27,315	-	2,313	-	29,628	29,628	(6,807)	22,821	06/13/08
Hampton Inn, Philadelphia, PA		3,490	24,382	-	5,972	3,490	30,354	33,844	(12,839)	21,005	02/15/06

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2016 (CONTINUED)

[IN THOUSANDS]

Duane Street, Tribeca, NY	(8,973)	8,213	12,869	-	1,940	8,213	14,809	23,022	(3,887)	19,135	01/04/08
NU Hotel, Brooklyn, NY		-	22,042	-	1,650	-	23,692	23,692	(5,496)	18,196	01/14/08
Hilton Garden Inn, Tribeca, NY	(46,500)	21,077	42,955	-	935	21,077	43,890	64,967	(8,614)	56,353	05/01/09

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2016 (CONTINUED)

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hampton Inn, Washington, DC		9,335	58,048	-	1,256	9,335	59,304	68,639	(9,906)	58,733	09/01/10
Sheraton, Wilmington South, DE		1,765	16,929	-	1,400	1,765	18,329	20,094	(4,880)	15,214	12/21/10
Capitol Hill Suites Washington, DC	(25,000)	8,095	35,141	-	4,261	8,095	39,402	47,497	(7,218)	40,279	04/15/11
Courtyard, LA Westside, CA	(35,000)	13,489	27,025	-	4,834	13,489	31,859	45,348	(5,830)	39,518	05/19/11
Hampton Inn, Pearl Street, NY		11,384	23,432	-	580	11,384	24,012	35,396	(1,637)	33,759	07/22/11
Courtyard, Miami, FL		35,699	55,805	-	23,119	35,699	78,924	114,623	(9,483)	105,140	11/16/11
The Rittenhouse Hotel, PA		7,108	29,556	-	16,428	7,108	45,984	53,092	(10,501)	42,591	03/01/12
Bulfinch, Boston, MA		1,456	14,954	-	1,511	1,456	16,465	17,921	(2,510)	15,411	05/07/12
Holiday Inn Express, Manhattan, NY		30,329	57,016	-	905	30,329	57,921	88,250	(6,887)	81,363	06/18/12
Hyatt, Union Square, NY	(55,750)	32,940	79,300	-	2,253	32,940	81,553	114,493	(7,769)	106,724	04/09/13
Courtyard, San Diego, CA		15,656	51,674	-	1,786	15,656	53,460	69,116	(5,048)	64,068	05/30/13

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2016 (CONTINUED)

[IN THOUSANDS]

Residence Inn, Coconut Grove, FL		4,146	17,456	-	7,140	4,146	24,596	28,742	(3,761)	24,981	06/12/13
Hotel Milo, Santa Barbara, CA	(23,701)	-	55,080	-	2,795	-	57,875	57,875	(4,408)	53,467	02/28/14

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2016 (CONTINUED)

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hilton Garden Inn, Midtown East, NY	(44,325)	45,480	60,762	-	180	45,480	60,942	106,422	(3,982)	102,440	05/27/14
Parrot Key Hotel, Key West, FL		57,889	33,959	-	560	57,889	34,519	92,408	(2,369)	90,039	05/07/14
Winter Haven Hotel, Miami Beach, FL		5,400	18,147	-	611	5,400	18,758	24,158	(1,512)	22,646	12/20/13
Blue Moon Hotel, Miami Beach, FL		4,874	20,354	-	806	4,874	21,160	26,034	(1,694)	24,340	12/20/13
St. Gregory Hotel, Washington D.C.	(24,946)	23,764	33,005	-	2,889	23,764	35,894	59,658	(1,421)	58,237	06/16/15
TownePlace Suites, Sunnyvale, CA		-	18,999	-	327	-	19,326	19,326	(647)	18,679	08/25/15
Ritz Carlton Georgetown, Washington D.C.		17,825	29,584	-	260	17,825	29,844	47,669	(746)	46,923	12/29/15
Sanctuary Beach Resort, Marina, CA	(14,700)	20,278	17,319	-	430	20,278	17,749	38,027	(409)	37,618	01/28/16
Hilton Garden Inn M Street, Washington D.C.		30,793	67,420	-	16	30,793	67,436	98,229	(1,341)	96,888	03/09/16
Envoy Hotel, Boston, MA		25,264	75,979	-	-	25,264	75,979	101,243	(849)	100,394	07/21/16
Courtyard, Sunnyvale, CA	(40,600)	17,694	53,272	-	-	17,694	53,272	70,966	(266)	70,700	10/20/16

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2016 (CONTINUED)

[IN THOUSANDS]

The Ambrose, Santa Monica, CA		18,750	26,839	-	89	18,750	26,928	45,678	(56)	45,622	12/01/16
Total Investment in Real Estate	$($338,529)	$499,483	$1,275,303	$$0	$107,964	$499,483	$1,383,267	$1,882,750	$($190,095)	$1,692,655

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2016 (CONTINUED)

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Residence Inn, Greenbelt, MD		2,615	14,815	-	2,290	2,615	17,105	19,720	(6,131)	13,589	07/16/04
Hyatt House, Pleasant Hill, CA	(20,160)	6,216	17,229	-	3,025	6,216	20,254	26,470	(5,611)	20,859	12/28/06
Hyatt House, Pleasanton, CA	(14,490)	3,941	12,560	-	3,530	3,941	16,090	20,031	(5,138)	14,893	12/28/06
Hyatt House, Scottsdale, AZ	(16,778)	3,060	19,968	-	3,535	3,060	23,503	26,563	(7,200)	19,363	12/28/06
Courtyard, Alexandria, VA		6,376	26,089	-	2,622	6,376	28,711	35,087	(8,337)	26,750	09/29/06

Total Assets Held For Sale	$(51,428)	22,208	90,661	$-	15,002	22,208	105,663	127,871	$(32,417)	95,454

Total Real Estate	$(389,957)	521,691	1,365,964	$-	122,966	521,691	1,488,930	2,010,621	$(222,512)	1,788,109

*Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2016, 2015 and 2014 is approximately $1,926,585, $1,848,773 and $1,836,861, respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

See Accompanying Report of Independent Registered Public Accounting Firm

	2016	2015	2014
Reconciliation of Real Estate
Balance at beginning of year	$1,999,438	$1,864,382	$1,629,312
Additions during the year	372,011	135,056	333,889
Dispositions/Deconsolidation of consolidated joint venture during the year	(360,828)	-	(98,819)
Total Real Estate	$2,010,621	$1,999,438	$1,864,382

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$237,129	$189,889	$162,189
Depreciation for year	46,078	47,240	43,218
Accumulated depreciation on assets sold	(60,695)	-	(15,518)
Balance at the end of year	$222,512	$237,129	$189,889

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2015. Based on that evaluation, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders

Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 23, 2017

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2017 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2017 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2017 Annual Meeting of Shareholders.

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2016, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2016:

			(1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	1,897,442
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,897,442

(1) Represents shares issuable under the Company’s 2012 Amended and Restated Equity Incentive Plan. On January 1, 2012, the Company’s 2008 Equity Incentive Plan (“2008 EIP”) was terminated. Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2017 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2017 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report.

1.Financial Statements:

The following financial statements are included in this report on pages 57 to 108:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016,  2015 and 2014

Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2016,  2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016,  2015 and 2014

Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report on pages 109 to 116: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2016

3.Exhibits

The following exhibits listed are filed as a part of this report:

Exhibit No.
3.1	Articles of Amendment and Restatement of the Declaration of Trust of Hersha Hospitality Trust, as amended and supplemented.*
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

4.11

Form of specimen certificate representing the 6.50% Series D Cumulative Redeemable Preferred Shares, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to Hersha Hospitality Trust's Registration Statement on Form 8-A filed on May 27, 2016).

4.12

Form of specimen certificate representing the 6.50% Series E Cumulative Redeemable Preferred Shares, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to Hersha Hospitality Trust's Registration Statement on Form 8-A filed on November 4, 2016).

10.1

Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Registration Statement on Form S-11 filed by Hersha Hospitality Trust on June 5, 1998 and incorporated by reference herein).

10.2

Option Agreement, dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H. Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni, Manhar Gandhi and Hersha Hospitality Limited Partnership (filed as Exhibit 10.20 to the Registration Statement on Form S-11 filed by Hersha Hospitality Trust on June 5, 1998 and incorporated by reference herein).

10.3

Amendment to Option Agreement, dated December 4, 1998 (filed as Exhibit 10.19(a) to the Registration Statement on Form S-11/A filed by Hersha Hospitality Trust on December 7, 1998 and incorporated by reference herein).

10.4

Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P. (filed as Exhibit 10.21 to the Registration Statement on Form S-11 filed by Hersha Hospitality Trust on June 5, 1998 and incorporated by reference herein).

10.5

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on April 23, 2003 and incorporated by reference herein).

Exhibit No.
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

10.8

Fourth Amendment to Agreement of Limited Partnership of Hersha Hospitality Trust, dated May 18, 2011 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed by Hersha Hospitality Trust on August 8, 2011 and incorporated by reference herein).

10.9

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Hasu P. Shah (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.10

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Jay H. Shah (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.11

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Neil H. Shah (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.12

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Ashish R. Parikh (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.13

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Michael R. Gillespie (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.14

Form of Share Award Agreement for April 2012 restricted common share award (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.15

Form of Fifth Amendment to Agreement of Limited Partnership of Hersha Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on Form 8-K filed on March 1, 2013).

10.16

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

10.17

Sixth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of December 23, 2014 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).

10.18

Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan, effective as of December 23, 2014 (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).

10.19	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.3 to t Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).

Exhibit No.
10.20

Seventh Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of June 22, 2015 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Quarterly Report on 10-Q for the quarter ended June 30, 2015).

10.21

Term Loan Agreement, dated as of August 10, 2015, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book running managers (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on August 12, 2015).

10.22

Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of August 10, 2015, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as the parent REIT and a guarantor, certain direct or indirect subsidiaries of the borrower, as guarantors, Citibank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust's Current Report on 8-K filed on August 12, 2015).

10.23

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, HHLP Duo Three Associates, LLC, a Delaware limited liability company, HHLP Duo Three Lessee, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on February 4, 2016).

10.24

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, Brisam, LLC, a Delaware limited liability company, HHLP MSG Lessee, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust's Current Report on 8-K filed on February 4, 2016).

10.25

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, Maiden Hotel LLC, a New York limited liability company, HHLP Wall Street Lessee, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.3 to Hersha Hospitality Trust's Current Report on 8-K filed on February 4, 2016).

10.26

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, HHLP Duo One Associates LLC, a New York limited liability company, HHLP Duo One Lessee, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.4 to Hersha Hospitality Trust's Current Report on 8-K filed on February 4, 2016).

10.27

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, Chelsea Grand East, LLC, a New York limited liability company, 44 Chelsea Delaware, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.5 to Hersha Hospitality Trust's Current Report on 8-K filed on February 4, 2016).

10.28

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, HHLP Water Street Associates, LLC, a Delaware limited liability company, HHLP Water Street Lessee, LLC, a New York limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.6 to Hersha Hospitality Trust's Current Report on 8-K filed on February 4, 2016).

Exhibit No.
10.29

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, HHLP Duo Two Associates, LLC, a New York limited liability company, HHLP Duo Two Lessee, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.7 to Hersha Hospitality Trust's Current Report on 8-K filed on February 4, 2016).

10.30

Amended and Restated Operating Agreement of Cindat Hersha Owner JV LLC, dated as of April 29, 2016, by and between Cindat Manhattan Hotel Portfolio (US) LLC and HCIN NYC Owner, LLC (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on May 5, 2016).

10.31

Amended and Restated Operating Agreement of Cindat Hersha Lessee JV LLC, dated as of April 29, 2016, by and between Cindat Manhattan Hotel Portfolio (US) LLC and HCIN NYC Lessee, LLC (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust's Current Report on 8-K filed on May 5, 2016).

10.32

Term Loan Agreement, dated as of April 29, 2016, between HCIN Maiden Hotel Associates, LLC, HCIN Water Street Associates, LLC, HCIN Chelsea Grand East Associates, LLC, HCIN Herald Square Associates, LLC, HCIN Duo Three Associates, LLC, HCIN Duo Two Associates, LLC and HCIN Duo One Associates, LLC, as borrower, HCIN Maiden Hotel Lessee, LLC, HCIN Water Street Lessee, LLC, HCIN Chelsea Grand East Lessee, LLC, HCIN Herald Square Lessee, LLC, HCIN Duo Three Lessee, LLC, HCIN Duo Two Lessee, LLC and HCIN Duo One Lessee, LLC, as operating lessee, Natixis Real Estate Capital LLC, as Lender, Compass Bank, as documentation agent, and Manufacturers and Traders Trust Company, as syndication agent (incorporated by reference to Exhibit 10.3 to Hersha Hospitality Trust's Current Report on 8-K filed on May 5, 2016).

10.33

Project Loan Agreement, dated as of April 29, 2016, between HCIN Maiden Hotel Associates, LLC, HCIN Water Street Associates, LLC, HCIN Chelsea Grand East Associates, LLC, HCIN Herald Square Associates, LLC, HCIN Duo Three Associates, LLC, HCIN Duo Two Associates, LLC and HCIN Duo One Associates, LLC, as borrower, HCIN Maiden Hotel Lessee, LLC, HCIN Water Street Lessee, LLC, HCIN Chelsea Grand East Lessee, LLC, HCIN Herald Square Lessee, LLC, HCIN Duo Three Lessee, LLC, HCIN Duo Two Lessee, LLC and HCIN Duo One Lessee, LLC, as operating lessee, Natixis Real Estate Capital LLC, as Lender, Compass Bank, as documentation agent, and Manufacturers and Traders Trust Company, as syndication agent (incorporated by reference to Exhibit 10.4 to Hersha Hospitality Trust's Current Report on 8-K filed on May 5, 2016).

10.34

Mezzanine Loan Agreement, dated as of April 29, 2016, between Cindat Hersha Owner JV Associates, LLC, as Borrower, Cindat Hersha Lessee JV Associates, LLC, as Operating Lessee Owner, and Hersha Mezz Gap Lender, LLC, as Lender (incorporated by reference to Exhibit 10.5 to Hersha Hospitality Trust's Current Report on 8-K filed on May 5, 2016).

10.35

Eighth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of May 27, 2016 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on May 24, 2016).

10.36

Term Loan Agreement, dated as of August 2, 2016, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the subsidiary guarantors named therein, as guarantors, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book running managers (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on August 5, 2016).

10.37

Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of August 10, 2015, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as the parent REIT and a guarantor, certain direct or indirect subsidiaries of the borrower, as guarantors, Citibank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust's Current Report on 8-K filed on August 5, 2016).

10.38

Amendment No. 1 to the Term Loan Agreement, dated as of August 10, 2015, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the subsidiary guarantors named therein, as guarantors, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book running managers (incorporated by reference to Exhibit 10.3 to Hersha Hospitality Trust's Current Report on 8-K filed on August 5, 2016).

10.39

Ninth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of November 4, 2016 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on November 4, 2016).

Exhibit No.
12.1	Statement Regarding Computation of Ratio of Per Statement Regarding the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.*
21.1	List of Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

February 23, 2017	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 23, 2017
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 23, 2017
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 23, 2017
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 23, 2017
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2017
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 23, 2017
Donald J. Landry

/s/ Thomas J. Hutchison III	Trustee	February 23, 2017
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	February 23, 2017
Michael A. Leven
/s/ Dianna F. Morgan	Trustee	February 23, 2017
Dianna F. Morgan

/s/ John M. Sabin	Trustee	February 23, 2017
John M. Sabin