Form 10-Q
period 2017-03-31
HERSHA HOSPITALITY TRUST
filed 2017-04-27
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes ☒No

As of April 25, 2017,  the number of Class A common shares of beneficial interest outstanding was  41,795,638  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2017	December 31, 2016
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,924,050	$1,767,570
Investment in Unconsolidated Joint Ventures	2,856	11,441
Cash and Cash Equivalents	47,633	185,644
Escrow Deposits	7,206	8,993
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $91	11,024	8,769
Due from Related Parties	18,311	18,332
Intangible Assets, Net of Accumulated Amortization of $5,023 and $4,532	17,562	16,944
Other Assets	37,940	39,370
Hotel Assets Held for Sale	57,454	98,473
Total Assets	$2,124,036	$2,155,536

Liabilities and Equity:
Line of Credit	$-	$-
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	707,505	663,500
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,591	50,578
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	312,237	337,821
Accounts Payable, Accrued Expenses and Other Liabilities	65,325	65,106
Dividends and Distributions Payable	17,584	26,050
Liabilities Related to Hotel Assets Held for Sale	-	51,428
Deferred Gain on Disposition of Hotel Assets	81,268	81,314
Total Liabilities	$1,234,510	$1,275,797

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,700,000 Series D and 4,000,000 Series E Shares Issued and Outstanding at March 31, 2017 and December 31, 2016 , with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 90,000,000 Shares Authorized at March 31, 2017 and December 31, 2016; 41,794,680 and 41,770,514 Shares Issued and Outstanding at March 31, 2017 and December 31, 2016, respectively	418	418
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2017 and December 31, 2016	-	-
Accumulated Other Comprehensive Income (Loss)	1,443	1,373
Additional Paid-in Capital	1,197,828	1,198,311
Distributions in Excess of Net Income	(357,800)	(364,831)
Total Shareholders' Equity	842,036	835,418

Noncontrolling Interests (Note 1):	47,490	44,321

Total Equity	889,526	879,739

Total Liabilities and Equity	$2,124,036	$2,155,536

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2017	2016
Revenue:
Hotel Operating Revenues	$107,952	$106,847
Other Revenues	46	23
Total Revenues	107,998	106,870

Operating Expenses:
Hotel Operating Expenses	67,267	65,718
Hotel Ground Rent	807	893
Real Estate and Personal Property Taxes and Property Insurance	7,626	9,156
General and Administrative (including Share Based Payments of $1,429 and $2,406 for the three months ended March 31, 2017 and 2016, respectively)	4,625	5,400
Acquisition and Terminated Transaction Costs	700	1,508
Depreciation and Amortization	19,462	20,060
Total Operating Expenses	100,487	102,735

Operating Income	7,511	4,135

Interest Income	125	46
Interest Expense	(9,849)	(12,221)
Other Expense	(399)	(123)
Gain on Disposition of Hotel Properties	18,731	-
Loss on Debt Extinguishment	(274)	(42)
Income (Loss) Before Results from Unconsolidated Joint Venture Investments and Income Taxes	15,845	(8,205)

(Loss) from Unconsolidated Joint Ventures	(3,886)	(214)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	16,239	-
Income (Loss) from Unconsolidated Joint Venture Investments	12,353	(214)

Income (Loss) Before Income Taxes	28,198	(8,419)

Income Tax Expense	(2,243)	-

Net Income (Loss)	25,955	(8,419)

(Income) Loss Allocated to Noncontrolling Interests	(1,181)	687
Preferred Distributions	(6,042)	(3,589)

Net Income (Loss) Applicable to Common Shareholders	$18,732	$(11,321)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2017	2016
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.45	$(0.26)

DILUTED
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.44	$(0.26)

Weighted Average Common Shares Outstanding:
Basic	41,716,958	44,379,327
Diluted*	42,110,911	44,379,327

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Common Units and Vested LTIP Units	2,631,057	2,056,512
Unvested Stock Awards and LTIP Units Outstanding	-	51,878
Contingently Issuable Share Awards	-	407,732
Total Potentially Dilutive Securities Excluded from the Denominator	2,631,057	2,516,122

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$25,955	$(8,419)
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	220	(416)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(150)	179
	$70	$(237)

Comprehensive Income (Loss)	26,025	(8,656)
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(1,185)	687
Less: Preferred Distributions	(6,042)	(3,589)
Comprehensive Income (Loss) Attributable to Common Shareholders	$18,798	$(11,558)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2016	41,770,514	418	-	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	879,739
Dividends and Distributions declared:
Common Shares ($0.28 per share)	-	-	-	-	-	-	-	(11,701)	(11,701)	-	-	(11,701)
Preferred Shares	-	-	-	-	-	-	-	(6,042)	(6,042)	-	-	(6,042)
Common Units ($0.28 per share)	-	-	-	-	-	-	-	-	-	-	(540)	(540)
LTIP Units ($0.28 per share)	-	-	-	-	-	-	-	-	-	-	(533)	(533)
Dividend Reinvestment Plan	1,452	-	-	-	-	28	-	-	28	-	-	28
Share Based Compensation:
Grants	22,714	-	-	-	-	(810)	-	-	(810)	183,784	779	(31)
Amortization	-	-	-	-	-	299	-	-	299	-	2,282	2,581
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	70	-	70	-	-	70
Net Income	-	-	-	-	-	-	-	24,774	24,774	-	1,181	25,955
Balance at March 31, 2017	41,794,680	418	-	14,700,000	147	1,197,828	1,443	(357,800)	842,036	3,022,330	47,490	889,526

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155
Unit Conversion	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Common Shares	(116,257)	(1)	-	-	-	(2,313)	-	-	(2,314)	-	-	-	-	(2,314)
Dividends and Distributions declared:
Common Shares ($0.28 per share)	-	-	-	-	-	-	-	(12,422)	(12,422)	-	-	-	-	(12,422)
Preferred Shares	-	-	-	-	-	-	-	(3,589)	(3,589)	-	-	-	-	(3,589)
Common Units ($0.28 per share)	-	-	-	-	-	-	-	-	-	-	(477)	-	(477)	(477)
LTIP Units ($0.28 per share)	-	-	-	-	-	-	-	-	-	-	(628)	-	(628)	(628)
Dividend Reinvestment Plan	863	-	-	-	-	15	-	-	15	-	-	-	-	15
Share Based Compensation:
Grants	21,550	-	-	-	-	(1,060)	-	-	(1,060)	294,245	1,060	-	1,060	-
Amortization	-	-	-	-	-	257	-	-	257	-	3,302	-	3,302	3,559
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(237)	-	(237)	-	-	-	-	(237)
Net Loss	-	-	-	-	-	-	-	(7,732)	(7,732)	-	(525)	(162)	(687)	(8,419)
Balance at March 31, 2016	44,363,524	443	-	7,600,000	76	1,083,158	(703)	(432,017)	650,957	2,613,546	34,608	(1,922)	32,686	683,643

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net Income (Loss)	$25,955	$(8,419)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(18,731)	-
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	(16,239)	-
Deferred Taxes	2,243	-
Depreciation	19,030	19,981
Amortization	920	315
Loss on Debt Extinguishment	274	42
Equity in Loss of Unconsolidated Joint Ventures	3,886	214
Loss Recognized on Change in Fair Value of Derivative Instrument	5	37
Share Based Compensation Expense	1,429	2,406
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(1,042)	(698)
Escrows	617	(1,046)
Other Assets	2,795	2,895
Due from Related Parties	21	(43)
(Decrease) Increase in:
Due to Related Parties	-	(4,945)
Accounts Payable, Accrued Expenses and Other Liabilities	(3,399)	(1,640)
Net Cash Provided by Operating Activities	$17,764	$9,099

Investing Activities:
Purchase of Hotel Property Assets	$(112,189)	$(126,284)
Capital Expenditures	(10,529)	(11,090)
Cash Paid for Hotel Development Projects	(455)	-
Proceeds from Disposition of Hotel Properties	60,001	-
Net Changes in Capital Expenditure Escrows	1,170	(188)
Proceeds from the Sale of Joint Venture Interests	11,623	-
Distributions from Unconsolidated Joint Ventures	-	250
Net Cash Used in Investing Activities	$(50,379)	$(137,312)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2017	2016
Financing Activities:
Repayment of Borrowings Under Line of Credit, Net	$-	$151,550
Proceeds of Unsecured Term Loan Borrowing	43,900	-
Principal Repayment of Mortgages and Notes Payable	(121,366)	(8,470)
Cash Paid for Deferred Financing Costs	(393)	(117)
Cash Paid for Debt Extinguishment	(245)	-
Repurchase of Common Shares	-	(2,314)
Dividends Paid on Common Shares	(20,021)	(12,476)
Dividends Paid on Preferred Shares	(5,645)	(3,589)
Distributions Paid on Common Units and LTIP Units	(1,590)	(649)
Other Financing Activities	(36)	-
Net Cash (Used in) Provided by Financing Activities	$(105,396)	$123,935

Net Decrease in Cash and Cash Equivalents	$(138,011)	$(4,278)
Cash and Cash Equivalents - Beginning of Period	185,644	27,955

Cash and Cash Equivalents - End of Period	$47,633	$23,677

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner.  As of March 31, 2017, we owned an approximate 93.3%  partnership interest in HHLP, including a 1.0% general partnership interest.

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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a VIE or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIEs: Cindat Hersha Owner JV, LLC; Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Cindat Hersha Owner JV, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Cindat Hersha Owner JV, LLC is limited to our basis in the joint venture which is $0 as of March 31, 2017. Also, South Bay Boston, LLC leases hotel property and is a VIE. This entity is consolidated by the lessor, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity, common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan (“LTIP”) Units as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances.  The noncontrolling interest of Common Units totaled $47,490  as of March 31, 2017 and $44,321 as of December 31, 2016.  As of March 31, 2017, there were 3,022,330  Common Units outstanding with a fair market value of $56,790, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at March 31, 2017 and December 31, 2016 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2017	December 31, 2016	Aggregate Liquidation Preference	Distribution Rate	2017	2016
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.4297	$0.4297
Series D	7,700,000	7,700,000	$192,500	6.500%	$0.4063	-
Series E	4,000,000	4,000,000	$100,000	6.500%	$0.4063	-
Total	14,700,000	14,700,000

In October 2016, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced upon the completion of the existing repurchase program. The new repurchase program will expire on December 31, 2017, unless extended by our Board of Trustees.

Subsequent to the quarter ended March 31, 2017, our Board of Trustees authorized the increase in the number of authorized Class A Common Shares from 90,000,000 to 104,000,000.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

New Accounting Pronouncements

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  The update defines the term “in substance nonfinancial asset” as it is presented in Subtopic 610-20 as a “financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets that are promised to the counterparty in the contract is concentrated in nonfinancial assets.” As it relates to the Company, real estate, such as land and building, would be considered an example of a nonfinancial asset.  Additionally, the update provides guidance over partial sale transactions, particularly, when an entity should derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction, and the extent of gain that should be recognized as a result of the partial sale transaction.  This standard is effective in conjunction with ASU No. 2014-09 (presented below), which is effective for periods beginning after December 15, 2017, however early adoption is permitted.  The provisions of this update must be applied at the same time as the adoption of ASU No. 2014-09.  The Company is currently evaluating how the provisions of this update affect our adoption of ASU No. 2014-09.  See below for our discussion of ASU No. 2014-09 and the effect it will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the underlying assets. This standard is effective for periods beginning after December 31, 2017, however early adoption is permitted.  The Company is evaluating the ultimate effect that ASU No. 2017-01 will have on our consolidated financial statements and related disclosures.

We adopted ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold a percentage of the shares issuable upon settlement of an award up to the maximum individual statutory tax rate without causing the award to be classified as a liability. The Company has elected to expense forfeitures of share-based award as they occur as our accounting policy.  The adoption of ASU No. 2016-09 had no material impact on our consolidated financial statements and related disclosures.

In November 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows.  Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This standard is effective for the Company for periods beginning after December 15, 2017.  The adoption of ASU No. 2016-18 will change the presentation of the statement of cash flows for the Company and we will utilize a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases.  The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized.  Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our real estate leases, we are a lessee on ground leases in certain markets and office space leases. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  We are evaluating each of our revenue streams and related accounting policy under the standard.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue, however, our final evaluation has not been concluded.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate will be partially dependent on how the FASB defines a business with regard to sales of assets, which has recently been addressed through the issuance of ASU No. 2017-05.  The Company continues to evaluate the ultimate effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Land	$519,168	$499,484
Buildings and Improvements	1,518,346	1,383,266
Furniture, Fixtures and Equipment	224,408	204,212
Construction in Progress	1,405	950
	2,263,327	2,087,912

Less Accumulated Depreciation	(339,277)	(320,342)

Total Investment in Hotel Properties	$1,924,050	$1,767,570

Acquisitions

We acquired the following properties during the three months ended March 31, 2017:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Mystic Marriott Hotel & Spa, Groton, CT (1)	1/3/2017	$1,420	$40,440	$7,240	$899	*	$-	$49,999	$41,333
The Ritz-Carlton, Coconut Grove, FL	2/1/2017	5,185	30,742	1,064	(291)	**	-	36,700	3,150
The Pan Pacific Hotel, Seattle, WA	2/21/2017	13,079	59,256	6,665	-		-	79,000	-
TOTAL		$19,684	$130,438	$14,969	$608		$-	$165,699	$44,483

(1) The Mystic Marriott Hotel & Spa was acquired as partial consideration within the transaction to redeem and transfer our joint venture interest in Mystic Partners, LLC.  See Note 3 for further description of the transaction.

* Consists entirely of $899 of advanced bookings.

** Includes an intangible asset for a lease-in-place of $229, and a below market lease liability of $520.

The Company is currently finalizing our analysis over the fair value of assets acquired and liabilities incurred in connection with the purchase of the Ritz-Carlton, Coconut Grove.  As such, the amounts reported in the table above are preliminary.  We expect the amounts will be finalized within the one year remeasurement period as defined within ASC 805.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the three months ended March 31, 2017, we paid $700  in costs related to acquired assets and terminated transactions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Included in the consolidated statement of operations for the three months ended March 31, 2017 are total revenues of $8,733, and total net loss of $576 for the hotels we acquired or assumed ownership during the three months ended March 31, 2017 and consolidated since the date of acquisition of the hotels.

	Three Months Ended March 31, 2017
Hotel	Revenue	Net Loss (Income)
Mystic Marriott Hotel & Spa, Groton, CT	$4,337	$312
The Ritz-Carlton, Coconut Grove, FL	3,054	(80)
The Pan Pacific Hotel, Seattle, WA	1,342	344
Total	$8,733	$576

Hotel Dispositions

On January 5, 2017, the Company closed on the sales of the Residence Inn, Greenbelt, MD, and the Courtyard, Alexandria, VA to an unaffiliated buyer for a combined total sales price of $62,000 resulting in a gain on sale of approximately $18,731.  The Residence Inn, Greenbelt, MD was acquired by the Company in July 2004 and the Courtyard, Alexandria, VA was acquired by the Company in September 2006. The operating results for these hotels are included in operating income as shown in the consolidated statements of operations for the period owned during the three months ended March  31, 2017 and 2016 as disposition of these hotels does not represent a strategic shift in our business.

Assets Held For Sale

In July 2016, we entered into a purchase and sale agreement to sell the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, Hyatt House, Pleasant Hill, CA, and Hyatt House, Pleasanton, CA to an unaffiliated buyer for a sales price of $185,000.  The Residence Inn, Greenbelt, MD and Courtyard, Alexandria, VA were sold in January 2017 for a combined sale price of $62,000. The purchase and sale agreement was amended, increasing the sales price by $7,500 and providing the buyer with additional time to close on the remaining three assets. The remainder of the transaction is expected to close in the third quarter of 2017 with an adjusted purchase price of $130,500, subject to customary closing conditions.

We have classified the assets related to these hotels as held for sale as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Land	$13,217	$22,208
Buildings and Improvements	59,847	105,663
Furniture, Fixtures and Equipment	16,264	24,187
	89,328	152,058

Less: Accumulated Depreciation & Amortization	(31,874)	(53,585)

Assets Held for Sale	$57,454	$98,473

Liabilities Related to Assets Held for Sale	$-	$51,428

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three months ended March 31, 2017 and 2016 are presented as if the hotels acquired by the Company in 2017 and 2016 had been acquired as of January 1, 2016 and 2015, respectively. The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2017 and 2016, nor do they purport to represent the results of operations for future periods.

	Three Months Ended March 31,
	2017	2016
Pro Forma Total Revenues	$110,942	121,212

Pro Forma Net Income (Loss)	26,253	(8,243)
(Income) Loss Allocated to Noncontrolling Interest	(1,199)	679
Preferred Distributions	(6,042)	(3,589)
Pro Forma Income (Loss) Applicable to Common Shareholders	$19,012	$(11,153)

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$0.46	$(0.25)
Diluted	$0.45	$(0.25)

Weighted Average Common Shares Outstanding
Basic	41,716,958	44,379,327
Diluted	42,110,911	44,379,327

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2017 and December 31, 2016, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred
Joint Venture	Hotel Properties	Owned	Return	March 31, 2017	December 31, 2016

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$859	$913
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	1,997	2,112
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	-	4,699
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	30.0%	*	-	3,717
				$2,856	$11,441

*See explanation below of the Cindat Hersha Owner JV, LLC (“Owner JV”) for more information on the preferred return provisions of this joint venture.

On January 3, 2017, we redeemed our joint venture interest in Mystic Partners, LLC by acquiring 100% ownership interest in the Mystic Marriott Hotel & Spa and transferring our minority ownership interests in the Hartford Marriott and Harford Hilton to the joint venture partner.  We received $11,623 in cash and assumed a mortgage on the Mystic Marriott Hotel & Spa of $41,333 as consideration for this redemption and transfer of our minority interest.  Subsequent to the assumption of the mortgage, the Company fully paid off the outstanding balance of the debt and added the property to the borrowing base of our Credit Facility.  As a result of the remeasurement of the consideration received to fair value, the Company recognized a gain of $16,239 in conjunction with this transaction.

Income/Loss Allocation

Cash available for distribution will be distributed (1) to us until we receive a 9% annual rate of return on our $43,194 preferred equity interest, (2) then to Cindat until they receive a return on their remaining $142,000 senior common equity interest, currently at 10%, and (3) then to us until we receive an 8% return on our $60,857 junior common equity interest.  Any cash available for distribution remaining will be split 30% to us and 70% to Cindat.  Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture. A  lender determined that certain debt coverage ratio covenants contained therein were not met as of June 30, 2016. Pursuant to these agreements, the lender has elected to escrow the operating cash flow for the Owner JV. However, the failure to meet these covenants does not constitute an event of default.  As of March 31, 2017, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture.  This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

For SB Partners, LLC and Hiren Boston, LLC, income or loss is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. This results in an income allocation consistent with our percentage of ownership interests.

Any difference between the carrying amount of any of our investments noted above and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income (loss) recognized during the three months ended March 31, 2017 and 2016, for our investments in unconsolidated joint ventures is as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

	Three Months Ended March 31,
	2017	2016
SB Partners, LLC	$(53)	$(39)
Hiren Boston, LLC	(116)	(93)
Mystic Partners, LLC	-	(82)
Cindat Hersha Owner JV, LLC	(3,717)	-
Loss from Unconsolidated Joint Venture Investments	$(3,886)	$(214)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

Balance Sheets

	March 31, 2017	December 31, 2016
Assets
Investment in Hotel Properties, Net	$565,716	$647,548
Other Assets	28,815	45,576
Total Assets	$594,531	$693,124

Liabilities and Equity
Mortgages and Notes Payable	$344,902	$432,173
Other Liabilities	7,256	36,275
Equity:
Hersha Hospitality Trust	94,438	119,892
Joint Venture Partner(s)	148,118	104,784
Accumulated Other Comprehensive Loss	(183)	-
Total Equity	242,373	224,676

Total Liabilities and Equity	$594,531	$693,124

Statements of Operations

	Three Months Ended March 31,
	2017	2016
Room Revenue	$15,196	$12,380
Other Revenue	449	4,702
Operating Expenses	(9,086)	(12,884)
Lease Expense	(184)	(305)
Property Taxes and Insurance	(2,748)	(761)
General and Administrative	(1,155)	(1,232)
Depreciation and Amortization	(2,945)	(1,673)
Interest Expense	(4,911)	(1,606)
Gain allocated to Noncontrolling Interests	-	33
Net Loss	$(5,384)	$(1,346)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Our share of equity recorded on the joint ventures' financial statements	$94,438	$119,892
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(91,582)	(108,451)
Investment in Unconsolidated Joint Ventures	$2,856	$11,441

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS

Other Assets

Other Assets consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Derivative Asset	$2,152	$1,835
Deferred Financing Costs	1,248	1,383
Prepaid Expenses	8,758	9,217
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,477	2,641
Deposits with Unaffiliated Third Parties	4,210	3,332
Deferred Tax Asset, Net of Valuation Allowance of $804	13,954	16,197
Other	3,593	3,217
	$37,940	$39,370

Derivative Asset – This category represents the Company’s gross asset fair value of interest rate swaps and interest rate caps.  Any swaps and caps resulting in a liability to the Company are accounted for separately within Other Liabilities on the Balance Sheet.

Deferred Financing Costs – This category represents financing costs paid by the Company to establish our Line of Credit.  These costs have been capitalized and will amortize to expense over the life of the Line of Credit.

Investment in Statutory Trusts – We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses – Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deposits with Unaffiliated Third Parties – These deposits represent deposits made by the Company with unaffiliated third parties for items such as lease security deposits, utility deposits, and deposits with unaffiliated third party management companies.

Deferred Tax Asset – We have approximately $13,954 of net deferred tax assets as of March 31, 2017. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $13,954 of net deferred tax assets in the future.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

Mortgages payable at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Mortgage Indebtedness	$313,074	$338,529
Net Unamortized Premium	2,184	2,313
Net Unamortized Deferred Financing Costs	(3,021)	(3,021)
	$312,237	$337,821

Liabilities Related to Hotel Assets Held for Sale	$-	$51,428

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages.  Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.18% to 6.30% as of March 31, 2017. Aggregate interest expense incurred under the mortgage loans payable totaled $2,969 and $6,271 during the three months ended March 31, 2017 and 2016, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that debt service coverage ratio covenants contained in the loan agreements securing our hotel properties were met as of March 31, 2017.

As of March 31, 2017, the maturity dates for the outstanding mortgage loans ranged from September 2017 to September 2025.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $957 and $970 as of March 31, 2017 and December 31, 2016, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 3.97% and 3.56% during the three months ended March 31, 2017 and 2016, respectively.  Interest expense in the amount of $511 and $459 was recorded for the three months ended March 31, 2017 and 2016, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Our second credit agreement provides for a $300,000 senior unsecured term loan agreement (“Second Term Loan”) and expires on August 10, 2020.

Our third credit agreement provides for a $200,000 senior unsecured term loan agreement (“Third Term Loan”) and expires on August 2, 2021.

The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of March 31, 2017, the following hotel properties were borrowing base assets:

- Courtyard, Brookline, MA	- Ritz Carlton, Washington, DC
- Holiday Inn Express, Cambridge, MA	- Hilton Garden Inn, M Street, Washington, DC
- Envoy Hotel, Boston, MA	- Courtyard, San Diego, CA
- The Boxer, Boston, MA	- Residence Inn, Coconut Grove, FL
- Hampton Inn, Seaport, NY	- Winter Haven, Miami, FL
- The Duane Street Hotel, NY	- Blue Moon, Miami, FL
- Hampton Inn, Pearl Street, NY	- Courtyard, Miami, FL
- Holiday Inn Express, 29th Street, NY	- Parrot Key Resort, Key West, FL
- Sheraton Hotel, JFK Airport, New York, NY	- TownePlace Suites, Sunnyvale, CA
- Hilton Garden Inn, JFK Airport, New York, NY	- Residence Inn, Tyson's Corner, VA
- Nu Hotel, Brooklyn, NY	- The Ambrose Hotel, Santa Monica, CA
- Hyatt House White Plains, NY	- The Pan Pacific Hotel, Seattle, WA
- Holiday Inn Express Chester, NY	- Hyatt House Gaithersburg, MD
- Hampton Inn, Philadelphia, PA	- Hyatt House Scottsdale, AZ
- The Rittenhouse Hotel, Philadelphia, PA	- Hyatt House Pleasant Hill, CA
- Sheraton, Wilmington South, DE	- Hyatt House Pleasanton, CA
- Hampton Inn, Washington, DC	- Mystic Marriott Hotel & Spa, Groton, CT

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	March 31, 2017	December 31, 2016
Line of Credit	1.70% to 2.45%	$-	$-
First Term Loan	1.60% to 2.35%	210,520	210,520
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	200,000	156,100

We maintain an interest rate swap, with a $150,000 notional amount, which effectively fixes the interest rate on $150,000 of the $200,000 Third Term Loan at a blended rate of 3.211%.  This swap agreement matures on October 3, 2019.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information regarding interest rate hedging strategies we employ.

On March 14, 2017, we entered into an interest rate swap associated with $50,000 of our $200,000 Third Term Loan, which becomes effective on April 3, 2017. This swap effectively fixes the interest rate on $50,000 of the Third Term Loan at 3.894%. This swap matures on October 3, 2019.

On March 23, 2017, we entered into an interest rate swap associated with our $300,000 Second Term Loan, which becomes effective beginning on August 10, 2017. This swap effectively fixes the interest rate of the Second Term Loan at 3.693% from the effective date through August 9, 2018.  For the period from August 10, 2018 to August 11, 2019, the interest rate will be fixed at 4.1155%.  For the period from August 12, 2019 through maturity, the interest rate will be fixed at 4.3925%. This swap matures on August 10, 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The balance of the Term Loans is offset by $3,015 and $3,120 in net deferred financing costs as of March 31, 2017 and December 31, 2016, respectively. These costs were incurred as a result of originating the term loan borrowings and are amortized over the life of these loans.

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

The Company is in compliance with each of the covenants listed above as of March 31, 2017.

The Company recorded interest expense of $5,308 and $4,480 related to borrowings drawn on the Credit Facility and Term Loans for the three months ended March 31, 2017 and 2016, respectively. The weighted average interest rate on the Credit Facility and Term Loans was 3.09% and 2.80% for the three months ended March 31, 2017 and 2016, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three months ended March 31, 2017 and 2016, we capitalized $0 of interest expense to ongoing capital improvement projects.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three months ended March 31, 2017 and 2016 was $648 and $660, respectively.

New Debt/Refinance

On February 24, 2017, we refinanced the outstanding mortgage debt with an original principal balance of $45,000 secured by the Hilton Garden Inn, 52nd Street, NY. The loan was due to mature in May 2017, but will now mature on February 24, 2020. We incurred approximately $94 in expense in third party fees.

On February 1, 2017, we issued a note payable in the amount of $3,150 with the acquisition of the Ritz Carlton Coconut Grove. See “Note 2 – Investment in Hotel Properties” for more information regarding our recent acquisition.

On January 31, 2017, we repaid in full outstanding mortgage debt with an original principal balance of $9,500 secured by the Duane Street Hotel, NY, which was schedule to mature on February 1, 2017 and we incurred approximately $12  in expense related to unamortized deferred financing costs and fees.

On January 6, 2017, we repaid in full outstanding mortgage debt secured by the Hyatt House Scottsdale, AZ, the Hyatt House Pleasant Hill, CA, and the Hyatt House Pleasanton, which all matured on that date.  These properties had a combined original principal balance of $51,428 and we incurred approximately $47  in expense related to unamortized deferred financing costs and fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

On January 3, 2017, we repaid in full outstanding mortgage debt with an original principal balance of $21,000 secured by the

Hilton Garden Inn, JFK Airport, New York, NY. The loan was due to mature on  March 7, 2017, and we incurred approximately $37  in expense related to unamortized deferred financing costs and fees.

On January 3, 2017, we repaid in full outstanding mortgage debt with an original principal balance of $43,000 secured by the Mystic Marriott Hotel & Spa, Groton, CT. The loan was due to mature in August of 2018, and we incurred approximately $84 in expense related to unamortized deferred financing costs and fees.

On February 29, 2016, we repaid in full outstanding mortgage debt with an original principal balance of $8,500 secured by the Hawthorn Suites, Franklin, MA. The loan was due to mature on May 1, 2016, and we incurred approximately $42 in expense in unamortized deferred financing costs and fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2017 and 2016, base management fees incurred totaled $2,868, and $3,025, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2017 and 2016, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2017 and 2016 were $5,109 and $5,895, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2017 and 2016, the Company incurred accounting fees of $336 and $392,  respectively. For the three months ended March 31, 2017 and 2016, the Company incurred information technology fees of $112 and $141, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2017 and 2016, we incurred fees of $320 and $447,  respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

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

Hotel Supplies

For the three months ended March 31, 2017 and 2016, we incurred charges for hotel supplies of $58 and $21,  respectively. For the three months ended March 31, 2017 and 2016, we incurred charges for capital expenditure purchases of $361 and $882, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $1 and $1 is included in accounts payable at March 31, 2017 and December 31, 2016, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2017 and December 31, 2016 was approximately $18,311 and $18,332, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of March 31, 2017 and December 31, 2016 was $0.

Hotel Ground Rent

For the three months ended March 31, 2017 and 2016, we incurred $807 and $893,  respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

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

As of March 31, 2017, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of March 31, 2017 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates.  The following table presents our derivative instruments as of March 31, 2017 and December 31, 2016.

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	March 31, 2017	December 31, 2016

Term Loan Instruments:
Second Term Loan **	Swap	1.443%	1-Month LIBOR + 2.25%	August 10, 2017	August 10, 2020	300,000	(126)	-
Third Term Loan	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	150,000	2,077	1,773
Third Term Loan ***	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	October 3, 2019	50,000	(153)	-

Mortgages:
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	-	-	(1)
Hilton Garden Inn 52nd Street, New York, NY *	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	44,325	-	(26)
Hilton Garden Inn 52nd Street, New York, NY *	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	44,325	50	-
Courtyard, LA Westside, Culver City, CA	Cap	3.000%	1-Month LIBOR + 3.00%	October 27, 2015	September 29, 2017	35,000	5	8
Hyatt, Union Square, New York, NY	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	21	54

							$1,874	$1,808

*  On February 24, 2017, we refinanced the debt associated with the Hilton Garden Inn 52nd Street, New York, NY. As a result, we entered into an interest rate swap with a strike rate of  1.60%. The interest rate swap designated as a hedge against the refinanced mortgage note matured on February 21, 2017.

** On March 23, 2017, we entered into an interest rate swap associated with our $300,000 Second Term Loan, which becomes effective beginning on August 10, 2017. This swap effectively fixes the interest rate of the Second Term Loan at 3.693% from the effective date through August 9, 2018.  For the period from August 10, 2018 to August 11, 2019, the interest rate will be fixed at 4.1155%.  For the period from August 12, 2019 through maturity, the interest rate will be fixed at 4.3925%. This swap matures on August 10, 2020.

** On March 14, 2017, we entered into an interest rate swap associated with our $50,000 of our $200,000 Third Term Loan, which becomes effective on April 3, 2017. This swap effectively fixes the interest rate of the Third Term Loan at 3.894%. This swap matures on October 3, 2019.

The fair value of certain swaps and our interest rate caps is included in other assets at March 31, 2017 and December 31, 2016 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at March 31, 2017 and December 31, 2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $70 and a loss of $237 for the three months ended March 31, 2017 and 2016, respectively. These unrealized gains/losses were reflected on our consolidated balance sheet in accumulated other comprehensive income/loss.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $150 and $179 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three months ended March 31, 2017 and 2016, respectively. For the next twelve months ending March 31, 2018,  we estimate that an additional $366 will be reclassified as an increase to interest expense.

Fair Value of Debt

We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2017, the carrying value and estimated fair value of our debt were $1,070,333 and $1,060,185, respectively.  As of December 31, 2016, the carrying value and estimated fair value of our debt were $1,103,327 and $1,098,248, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS

We measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost is amortized on a straight line basis over the period during which an employee is required to provide service in exchange for the award. The compensation cost related to performance awards that are contingent upon market-based criteria being met is recorded at the fair value of the award on the date of the grant and amortized over the performance period.  As discussed in Note 1 forfeitures of share-based awards are expensed as they occur.

In May 2011, the Company established and our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan, as amended, (the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.

In May 2014, the Company’s shareholders approved an amendment to the 2012 Plan that increased the aggregate number of common shares issuable under the 2012 Plan and added various scenarios that require shareholder approval.

Executives & Employees

Annual Long Term Equity Incentive Programs

To further align the interests of the Company’s executives with those of shareholders, the Compensation Committee grants annual long term equity incentive awards that are both “performance based” and “time based.”

On March 9, 2017, the Compensation Committee approved the 2017 Annual Long Term Equity Incentive Program (“2017 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan.  These awards are earned under the 2017 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of March 31, 2017,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2017 Annual EIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
March 28, 2017
(2016 Annual EIP)	122,727	3 years	25%/year (1)	30,680	-	$1,023	$-
March 30, 2016
(2015 Annual EIP)	183,396	3 years	25%/year (1)	91,696	91,696	716	868
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	96,623	96,623	169	225
December 23, 2014	258,899	5 years	33% Year 3, 4, 5 (2)	172,599	172,599	183	457
	693,854			391,598	360,918	$2,091	$1,550

(1)

25% of the issued shares or LTIP Units vested immediately upon issuance.  In general, the remaining shares or LTIP Units vest 25% on the first through third anniversaries of the end of the performance period, which is a calendar year-end (subject to continuous employment through the applicable vesting date).

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

Stock based compensation expense related to the Annual Long Term Equity Incentive Programs of $568 and $1,411 was incurred during the three months ended March 31, 2017 and 2016, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Programs as of March 31, 2017 and December 31, 2016 was $2,091 and $1,550, respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 9, 2017, the Compensation Committee approved the 2017 Multi-Year Long Term Equity Incentive Program (“2017 Multi-Year EIP”). This program has a three-year performance period which commenced on January 1, 2017 and ends December 31, 2019. As of March 31, 2017, no shares or LTIP Units have been issued to the executive officers in settlement of 2017 Multi-Year EIP awards.

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

				Units Vested		Unearned Compensation
Compensation Committee Approval Date	LTIP Units Issued	LTIP Issuance Date	Performance Period	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
March 17, 2016
(2016 Multi-Year EIP)	-	N/A	1/1/2016 to 12/31/2018	-	-	$813	$888
March 18, 2015
(2015 Multi-Year EIP)	-	N/A	1/1/2015 to 12/31/2017	-	-	347	397
April 11, 2014
(2014 Multi-Year EIP)	61,057	3/28/2017	1/1/2014 to 12/31/2016	30,524	-	331	283
	61,057			30,524	-	$1,491	$1,568

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

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

Stock based compensation expense of $671 and $841 was recorded for the three months ended March 31, 2017 and 2016, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of March 31, 2017 and December 31, 2016, respectively, was $1,491  and $1,568.

Restricted Share Awards

In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of $132 and $122 was incurred during the three months ended March 31, 2017 and 2016, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2017 and December 31, 2016 was $518 and $505, respectively.  The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Range of Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
2017	7,864	$18.53-18.53	2 years	50% /year	-	-	$146	$-
2016	30,070	18.02-21.11	2 years	50% /year	497	497	268	348
2015	23,281	21.76-28.09	2-4 years	25-50% /year	13,733	13,733	104	157
Total	61,215				14,230	14,230	$518	$505

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 30, 2016, we issued 4,395 shares which do not fully vest until December 31, 2017.  Compensation expense incurred for the three months ended March 31, 2017 and 2016, respectively, was $24 and $0.  The following table is a summary of all unvested share awards issued to trustees in lieu of an annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2017	December 31, 2016
December 30, 2016	4,395	$21.50	12 months	100%	$71	$94

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three months ended March 31, 2017 and 2016  was $19 and $15, respectively.  Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $147 and $167 as of March 31, 2017 and December 31, 2016, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
December 30, 2016	5,000	3 years	33% /year	-	-	$98	$108
March 30, 2016	2,500	3 years	33% /year	835	835	31	35
December 30, 2014	2,500	3 years	33% /year	1,670	1,670	18	24
				2,505	2,505	$147	$167

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $15 and $17 for the three months ended March 31, 2017 and 2016, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2017 and December 31, 2016 was $349 and $79, respectively.  The following table is a summary of all unvested share awards issued to non-employees under the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
March 28, 2017	15,000	$18.53	2 years	50% /year	250	-	$273	$-
March 30, 2016	7,350	$21.11	2 years	50% /year	3,750	3,750	76	79
Total	22,350				4,000	3,750	$349	$79

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2017	2016
NUMERATOR:
Basic and Diluted*
Net Income (Loss)	$25,955	$(8,419)
(Income) Loss allocated to Noncontrolling Interests	(1,181)	687
Distributions to Preferred Shareholders	(6,042)	(3,589)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(115)	(144)
Net Income (Loss) attributable to Common Shareholders	$18,617	$(11,465)

DENOMINATOR:
Weighted average number of common shares - basic	41,716,958	44,379,327
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	99,990	-
Contingently Issued Shares and Units	293,963	-
Weighted average number of common shares - diluted	42,110,911	44,379,327

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2017 and 2016 totaled $9,261  and $11,495, respectively.  Cash paid for income taxes during the three months ended March 31, 2017 and 2016 totaled $378 and $201, respectively.  The following non-cash investing and financing activities occurred during 2017 and 2016:

	2017	2016
Common Shares issued as part of the Dividend Reinvestment Plan	$28	$15
Acquisition of hotel properties:
Assets aquired through joint venture assignment and assumption	50,000	-
Debt assumed, including premium	44,483	14,750
Deposit paid in prior period towards acquisition which closed in current period	-	5,000
Accrued payables for fixed assets placed into service	1,080	1,158

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

● our business or investment strategy;

● our projected operating results;

● our distribution policy;

● our liquidity;

● completion of any pending transactions;

● our ability to obtain future financing arrangements or refinance or extend the maturity of existing financing arrangements as they come due;

● our ability to repurchase shares on attractive terms from time to time;

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

● decreased international travel because of geopolitical events, including terrorism and current U.S. government policies;

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

● decreases in tourism due to geopolitical instability or changes in foreign exchange rates;

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

BACKGROUND

As of March 31, 2017, we owned interests in 53 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 44 wholly-owned hotels and interests in 9 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2017, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the changes in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals.    During 2017 thus far, we continued to see improvements in Occupancy, ADR and RevPAR across most of our markets.  We continue to seek acquisition opportunities of both branded and independent hotels in urban centers and central business districts, as well as in select destination markets.  In addition, we will continue to look for attractive opportunities to divest certain of our properties at favorable prices, potentially redeploying that capital in our focus markets or opportunistically repurchasing our common shares.

We expect continued stability and improvement in consumer and commercial spending and lodging demand in many of our markets during 2017. However some markets, such as New York City and South Florida, are encountering less favorable supply and demand dynamics. Industry wide occupancy has surpassed peak occupancy from the previous cycle which should allow hotel operators to increase ADR across the United States (“U.S.”). International visitation to the U.S. is expected to grow at a compound annual growth rate of 3.3% through 2021, according to the National Travel and Tourism Office. However, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three months ended March 31, 2017 and 2016.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three months ended March 31, 2017 and 2016, there are 44 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 for our comparable hotels.

For the comparison of March 31, 2017 to March 31, 2016, comparable hotel operating results contain results from our consolidated hotels owned as of March 31, 2017, excluding the results of all hotels sold since December 31, 2015.  The comparison of March 31, 2017 to March 31, 2016 includes results as reported by the prior owners for the following hotels acquired since December 31, 2015:

•	Sanctuary Resort – Monterey, CA (acquired 1/28/2016)
•	Hilton Garden Inn M Street – Washington, DC (acquired 3/9/2016)
•	The Envoy – Boston, MA (acquired 7/21/2016)
•	Courtyard – Sunnyvale, CA (acquired 10/20/2016)
•	The Ambrose – Santa Monica, CA (acquired 12/1/2016)
•	Mystic Marriott Hotel & Spa – Groton, CT (acquired 1/3/2017)
•	The Ritz-Carlton – Coconut Grove, FL (acquired 2/1/2017)
•	The Pan Pacific Hotel – Seattle, WA (acquired 2/21/2017)

COMPARABLE CONSOLIDATED HOTELS:
(includes 44 hotels in both years)
	Three Months Ended
	March 31,
	2017	2016	% Variance

Occupancy	78.0%	76.5%	157 bps
Average Daily Rate (ADR)	$200.48	$198.48	1.0%
Revenue Per Available Room (RevPAR)	$156.43	$151.76	3.1%

Room Revenues	$92,585	$90,801	2.0%
Total Revenues	$110,625	$108,155	2.3%

RevPAR for the three months ended March 31, 2017 increased 3.1% for our comparable consolidated hotels when compared to 2016.  The 3.1% increase in 2017 exceeds the 0.6% comparable hotel growth experienced in 2016, which can be partially explained by the strong performance in our Washington D.C., Philadelphia, Boston, and West Coast markets offset partially by the continued negative performance of the South Florida markets during the first quarter of 2017.  Our South Florida market negatively impacted RevPAR growth on a comparable basis by -330 basis points while the performance of our New York City market remained relatively flat with RevPAR growth of 1.3% for the comparable periods.  The Company experienced stronger RevPAR growth from comparable consolidated hotels in our Philadelphia, Boston, and Washington D.C. markets which experienced 11.1%, 8.2%, and 15.4% growth, respectively for 2017 when compared to 2016.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
(includes 9 hotels in both years)
	Three Months Ended
	March 31,
	2017	2016	% Variance

Occupancy	79.9%	83.1%	-324 bps
Average Daily Rate (ADR)	$154.40	$146.22	5.6%
Revenue Per Available Room (RevPAR)	$123.33	$121.54	1.5%

Room Revenues	$15,196	$15,142	0.4%
Total Revenues	$15,645	$15,739	-0.6%

The increases in ADR and RevPAR for the three months ended March 31, 2017 over the same period in 2016 are driven by the hotel properties located in New York City within the Cindat joint venture.  While occupancy is down  324 basis points from the prior year, overall, the Cindat properties remained relatively flat, down only 160 basis points in occupancy.  Offsetting this slight dip in occupancy was the ability to generate an overall 5.6% increase in ADR, with the Cindat assets achieving a 6.3% growth in ADR.  As a result of these performance metrics, the properties within our unconsolidated joint ventures, on a comparable basis, generated 1.5% growth in RevPAR with the Cindat properties achieving 4.3% RevPAR growth during the three months ended March 31, 2017.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2017 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 99.9% of total revenues for the three months ended March 31, 2017 and 2016.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues increased $1,105, or 1.0%, to $107,952 for the three months ended March 31, 2017 compared to $106,847 for the same period in 2016.  This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue 2016		$106,847
Incremental Revenue Additions from Acquisitions (1/1/2016 - 3/31/2017):
Sanctuary Resort – Monterey, CA	$238
Hilton Garden Inn M Street – Washington, DC	2,353
The Envoy - Boston, MA	2,948
Courtyard - Sunnyvale, CA	2,597
The Ambrose - Santa Monica, CA	1,635
Mystic Marriott Hotel & Spa - Groton, CT	4,338
The Ritz-Carlton - Coconut Grove, FL	3,054
The Pan Pacific Hotel - Seattle, WA	1,342
Total Incremental Revenue from Acquisitions		18,505
Incremental Revenue Reductions from Dispositions (1/1/2016 - 3/31/2017):
Cindat Hotel Portfolio (7 hotels)	(12,594)
Hyatt Place - King of Prussia, PA	(998)
Hawthorn Suites - Franklin, MA	(487)
Residence Inn - Framingham, MA	(1,019)
Residence Inn - Norwood, MA	(880)
Residence Inn - Greenbelt, MD	(1,586)
Courtyard - Alexandria, VA	(1,464)
Total Incremental Revenue from Dispositions		(19,028)
Change in Hotel Operating Revenue for Remaining Hotels		1,628
Hotel Operating Revenue 2017		$107,952

Expenses

Total hotel operating expenses increased 2.4% to approximately $67,267 for the three months ended March 31, 2017 from $65,718 for the three months ended March 31, 2016. This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a decrease in hotel operating expenses which were not recognized in the three months ended March 31, 2016 due to hotel dispositions and the contribution of seven hotel properties to the joint venture with Cindat. This increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses 2016		$65,718
Incremental Expense Additions from Acquisitions (1/1/2016 - 3/31/2017):
Sanctuary Resort – Monterey, CA	$325
Hilton Garden Inn M Street – Washington, DC	1,201
The Envoy - Boston, MA	2,334
Courtyard - Sunnyvale, CA	1,134
The Ambrose - Santa Monica, CA	779
Mystic Marriott Hotel & Spa - Groton, CT	3,455
The Ritz-Carlton - Coconut Grove, FL	2,268
The Pan Pacific Hotel - Seattle, WA	1,103
Total Incremental Expenses from Acquisitions		12,599
Incremental Expense Reductions from Dispositions (1/1/2016 - 3/31/2017):
Cindat Hotel Portfolio (7 hotels)	(8,187)
Hyatt Place - King of Prussia, PA	(798)
Hawthorn Suites - Franklin, MA	(395)
Residence Inn - Framingham, MA	(651)
Residence Inn - Norwood, MA	(517)
Residence Inn - Greenbelt, MD	(747)
Courtyard - Alexandria, VA	(1,075)
Total Incremental Expenses from Dispositions		(12,370)
Change in Hotel Operating Expenses for Remaining Hotels		1,320
Hotel Operating Expenses 2017		$67,267

Depreciation and amortization decreased by 3.0%, or $598, to $19,462 for the three months ended March 31, 2017 from $20,060 for the three months ended March 31, 2016. The decrease in depreciation and amortization was primarily attributable to the contribution of the seven hotel properties contributed to the joint venture with Cindat, offset by depreciation and amortization recorded on the hotels recently acquired. Real estate and personal property tax and property insurance decreased $1,530, or 16.7%, for the three months ended March 31, 2017 when compared to the same period in 2016. This was primarily attributable to $2,252 in real estate and property insurance recognized for the seven hotel properties contributed to the joint venture with Cindat for the three months ended March 31, 2016 which was not an expense of the Company during the three months ended March 31, 2017. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions resulting from our management of this expense.

General and administrative expense decreased by 14.4%, or approximately $775, from $5,400 in the three months ended March 31, 2016 to $4,625 for the same period in 2017.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to share based compensation decreased $977 when comparing the three months ended March 31, 2017 to the same period in 2016.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $808 from $1,508 for the three months ended March 31, 2016 to $700 for the same period in 2017.

Operating Income

Operating income for the three months ended March 31, 2017 was $7,511 compared to operating income of $4,135 during the same period in 2016. Operating income was positively impacted by reduced costs in areas such as real estate taxes, stock compensation expenses, acquisition expenses, and depreciation and amortization.

Interest Expense

Interest expense decreased $2,372 from $12,221 for the three months ended March 31, 2016 to $9,849 for the three months ended March 31, 2017. Our borrowings have decreased in total between March 31, 2016 and March 31, 2017, as we have entered into a Second and Third Term Loan but have also completely repaid our borrowings on our Line of Credit. A partial amount of our consolidated mortgage debt, Line of Credit outstanding draws and a partial amount of our First Term Loan were all repaid with proceeds from the disposition and simultaneous contribution of seven hotel properties to the joint venture with Cindat, which occurred during the second quarter of 2016.  Additionally, a portion of the liquidity generated from our issuance of Series D and Series E preferred equity during 2016 was utilized to further pay down consolidated mortgage debt. These actions reduced our interest expense for the three months ended March 31, 2017 when compared to the same period in 2016.

Gain on Disposition of Hotel Properties

During the three months ended March 31, 2017, the Company recorded a gain of $18,731 related to the sales of the Residence Inn, Greenbelt, MD, and the Courtyard, Alexandria, VA.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Loss from our unconsolidated joint ventures increased by $3,672 from a loss of $214 for the three months ended March 31, 2016 compared to a loss of $3,886 during the same period in 2017.  We recognized a $16,239 gain on the remeasurement of investment in unconsolidated joint ventures related to our transfer and redemption of our joint venture interest in Mystic Partners, LLC.  In exchange for our interest in the partnership, we received 100% ownership of the Mystic Marriott Hotel & Spa and $11,623 in cash proceeds.

Income Tax Expense

During the three months ended March 31, 2017, the Company recorded an income tax expense of $2,243 compared to an income tax expense of $0 for the three months ended March 31, 2016.

Net Income (Loss) Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended March 31, 2017 was $18,732 compared to a loss of $11,321 during the same period in 2016.  This increase was primarily related to the gain recognized on the sale of hotel properties and the gain recognized on the assignment and assumption of our investment in Mystic Partners.  Offsetting this increase is an increase in the amount of distributions attributable to preferred shares and an increase in income tax expense.

Comprehensive Income (Loss) Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the three months ended March 31, 2017 was $18,798 compared to comprehensive loss of $11,558 for the same period in 2016. For the three months ended March 31, 2017, we recorded comprehensive income of $26,025 compared to comprehensive loss of $8,656 for the three months ended March 31, 2016.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that debt service coverage ratio covenants contained in the loan agreements securing our hotel properties were met as of March 31, 2017.

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

As of March 31, 2017, the outstanding balance under the First Term Loan was $210,520, under the Second Term Loan was $300,000, under the Third Term Loan was $200,000 and we had no outstanding borrowings under the Line of Credit. As of March 31, 2017, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $226,135 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2017, we have $35,000 of indebtedness maturing on or before December 31, 2017. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

In addition to the incurrence of debt and the offering of equity securities, dispositions of property or investment from a joint venture partner may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets, as evidenced by our transaction involving the Cindat JV properties, or from sales of non-core hotels in secondary and tertiary markets.  Capital from these types of transactions is intended to be redeployed into high growth acquisitions, share buybacks, or to pay down existing debt.

Common Share Repurchase Plan

In October 2016, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced upon the completion of the existing repurchase program. The new program will expire on December 31, 2017, unless extended by our Board of Trustees.  For the three months ended March 31, 2017, the Company repurchased no common shares.

Acquisitions

During the three months ended March 31, 2017, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Mystic Marriott Hotel & Spa, Groton, CT	1/3/2017	$1,420	$40,440	$7,240	$899	*	$-	$49,999	$41,333
The Ritz-Carlton, Coconut Grove, FL	2/1/2017	5,185	30,742	1,064	(291)	**	-	36,700	3,150
The Pan Pacific Hotel, Seattle, WA	2/21/2017	13,079	59,256	6,665	-		-	79,000	-
TOTAL		$19,684	$130,438	$14,969	$608		$-	$165,699	$44,483

*     Consists entirely of $899 of advanced bookings.

**  Includes an intangible asset for a lease-in-place of $229, and a below market lease liability of $520.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate of $0.28 per share per quarter or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2017, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the three months ended March 31, 2017 was $17,764 and cash used for the payment of distributions and dividends for the three months ended March 31, 2017 was $27,256, which included a special dividend of $8,343 that was funded by a portion of our proceeds from 2016 dispositions.  Historically, the first quarter of each year produces weaker financial results, including cash provided by operating activities, when compared the remaining quarters of the year.  As such, we do not expect the cash paid on dividends to exceed cash provided by operating activities for the year ended December 31, 2017.

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

Spending on capital improvements during the three months ended March 31, 2017 decreased when compared to spending on capital improvements during the three months ended March 31, 2016. During the three months ended March 31, 2017, we spent $10,529 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $11,090 during the same period in 2016. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the three months ended March 31, 2017, we spent $455 on hotel development projects compared to $0 during the same period of 2016.

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

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2017 and 2016

Net cash provided by operating activities increased $8,665 from $9,099 for the three months ended March 31, 2016 to $17,764 for the comparable period in 2017. Net income, adjusted for non-cash items reflected in the statement of cash flows for the three months ended March 31, 2017 and 2016, increased by $4,196 for the three months ended March 31, 2017 when compared to 2016, partially driven by reduced costs in areas such as real estate taxes, stock compensation expenses, acquisition expenses, and depreciation and amortization. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash used in investing activities for the three months ended March 31, 2017 was $50,379 compared to net cash used in investing activities of $137,312 for the three months ended March 31, 2016. During the three months ended March 31, 2017, we received $60,001 in proceeds from the disposition of two hotel properties. Additionally, we received $11,623 in proceeds from the sale of our joint venture interest in Mystic Partners. We did not have similar transactions during the three months ended March 31, 2016. Offsetting these sources of funds were $112,189 for the purchase of two hotel properties during the three months ended March 31, 2017 compared to $126,284 for the purchase of two hotel properties during the three months ended March 31, 2016.

Net cash used in financing activities for the three months ended March 31, 2017 was $105,396 compared to net cash provided by financing activities for the three months ended March 31, 2016 of $123,935. This is primarily due to $121,366 in repayments of mortgages payable offset partially by $43,900 in borrowings under the unsecured term loan facility during the three months ended March 31, 2017. During the three months ended March 31, 2016, we received proceeds from borrowings under the Line of Credit of $151,550 and repayments of mortgages payable of $8,470. In addition, dividends and distributions paid during the three months ended March 31, 2017 increased $10,542 when compared to the same period in 2016, due to the increased number of preferred shares outstanding over the comparable period, and the special dividend declared on common shares during the fourth quarter of 2016 that was paid during the first three months of 2017.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016

Net income (loss) applicable to common shareholders	$18,732	$(11,321)
Income (loss) allocated to noncontrolling interest	1,181	(687)
(Income) Loss from unconsolidated joint ventures	(12,353)	214
Gain on disposition of hotel properties	(18,731)	-
Depreciation and amortization	19,462	20,060
Funds from consolidated hotel operations applicable to common shareholders and Common Units	8,291	8,266

Income (Loss) from unconsolidated joint ventures	12,353	(214)
Gain from remeasurement of investment in unconsolidated joint ventures	(16,239)	-
Depreciation and amortization of difference between purchase price and historical cost (1)	(302)	120
Interest in depreciation and amortization of unconsolidated joint ventures (2)	4,134	606
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	(54)	512

Funds from Operations applicable to common shareholders and Common Units	$8,237	$8,778

Weighted Average Common Shares and Common Units
Basic	41,716,958	44,379,327
Diluted	44,741,968	46,895,449

(1) Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

(2) Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2017 and 2016 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of March 31, 2017, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

New Accounting Pronouncements

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  The update defines the term “in substance nonfinancial asset” as it is presented in Subtopic 610-20 as a “financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets that are promised to the counterparty in the contract is concentrated in nonfinancial assets.” As it relates to the Company, real estate, such as land and building, would be considered an example of a nonfinancial asset.  Additionally, the update provides guidance over partial sale transactions, particularly, when an entity should derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction, and the extent of gain that should be recognized as a result of the partial sale transaction.  This standard is effective in conjunction with ASU No. 2014-09 (presented below), which is effective for periods beginning after December 15, 2017, however early adoption is permitted.  The provisions of this update must be applied at the same time as the adoption of ASU No. 2014-09.  The Company is currently evaluating how the provisions of this update affect our adoption of ASU No. 2014-09.  See below for our discussion of ASU No. 2014-09 and the effect it will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the underlying assets. This standard is effective for periods beginning after December 31, 2017, however early adoption is permitted.  The Company is evaluating the ultimate effect that ASU No. 2017-01 will have on our consolidated financial statements and related disclosures.

We adopted ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold a percentage of the shares issuable upon settlement of an award up to the maximum individual statutory tax rate without causing the award to be classified as a liability. The Company has elected to expense forfeitures of share-based award as they occur as our accounting policy.  The adoption of ASU No. 2016-09 had no material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows.  Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This standard is effective for the Company for periods beginning after December 15, 2017.  The adoption of ASU No. 2016-18 will change the presentation of the statement of cash flows for the Company and we will utilize a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases.  The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized.  Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our real estate leases, we are a lessee on ground leases in certain markets and office space leases. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  We are evaluating each of our revenue streams and related accounting policy under the standard.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue, however, our final evaluation has not been concluded.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate will be partially dependent on how the FASB defines a business with regard to sales of assets, which has recently been addressed through the issuance of ASU No. 2017-05.  The Company continues to evaluate the ultimate effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2017, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second and Third Term Loans and certain variable rate mortgages and notes payable. As of March 31, 2017, we had total variable rate debt outstanding of $723,998 with a weighted average interest rate of 3.14%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2017 would be an increase or decrease in our interest expense for the three months ended March 31, 2017 of $1,901.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2017, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY and Courtyard, LA Westside, Culver City, CA, and we have four interest rate swaps related to debt on the Hilton Garden Inn, 52nd Street, New York, NY, and our Second and Third Term Loans. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2017, approximately 41% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 59% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Credit Facility, and First Term Loan.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2017 to be approximately $1,043,986 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2017 to be approximately $1,077,306.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2017, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2017	2018	2019	2020	2021	Thereafter	Total

Fixed Rate Debt	$822	$1,163	$1,434	$46,019	$223,604	$74,951	$347,993
Weighted Average Interest Rate	4.02%	4.02%	4.01%	3.93%	4.69%	4.69%	4.23%

Floating Rate Debt	$35,785	$26,075	$310,591	$300,000	$-	$51,548	$723,999
Weighted Average Interest Rate	3.27%	3.28%	3.29%	3.93%	3.93%	3.93%	3.60%

	$36,607	$27,238	$312,025	$346,019	$223,604	$126,499	$1,071,992

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2017.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.
3.1	Amended and Restated Bylaws of Hersha Hospitality Trust, as Amended
3.2	Articles of Amendment to the Amended and Restated Declaration of Trust, dated April 26, 2017.
3.3	Articles Supplementary to the Amended and Restated Declaration of Trust, dated April 26, 2017.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

April 26, 2017	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)