Form 10-Q
period 2017-06-30
HERSHA HOSPITALITY TRUST
filed 2017-07-27
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes ☒No

As of July 25, 2017, the number of Class A common shares of beneficial interest outstanding was  41,834,274  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	June 30, 2017	December 31, 2016
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$2,051,750	$1,767,570
Investment in Unconsolidated Joint Ventures	3,567	11,441
Cash and Cash Equivalents	59,600	185,644
Escrow Deposits	7,218	8,993
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $43 and $91	12,374	8,769
Due from Related Parties	6,330	18,332
Intangible Assets, Net of Accumulated Amortization of $5,488 and $4,532	17,105	16,944
Other Assets	38,224	39,370
Hotel Assets Held for Sale	-	98,473
Total Assets	$2,196,168	$2,155,536

Liabilities and Equity:
Line of Credit	$-	$-
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	707,740	663,500
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,604	50,578
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	311,850	337,821
Accounts Payable, Accrued Expenses and Other Liabilities	71,108	65,106
Dividends and Distributions Payable	17,590	26,050
Liabilities Related to Hotel Assets Held for Sale	-	51,428
Deferred Gain on Disposition of Hotel Assets	81,269	81,314
Total Liabilities	$1,240,161	$1,275,797

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,700,000 Series D and 4,000,000 Series E Shares Issued and Outstanding at June 30, 2017 and December 31, 2016 , with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at June 30, 2017 and 90,000,000 Shares Authorized at December 31, 2016; 41,827,466 and 41,770,514 Shares Issued and Outstanding at June 30, 2017 and December 31, 2016, respectively	418	418
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at June 30, 2017 and December 31, 2016	-	-
Accumulated Other Comprehensive Income	209	1,373
Additional Paid-in Capital	1,198,941	1,198,311
Distributions in Excess of Net Income	(295,523)	(364,831)
Total Shareholders' Equity	904,192	835,418

Noncontrolling Interests (Note 1):	51,815	44,321

Total Equity	956,007	879,739

Total Liabilities and Equity	$2,196,168	$2,155,536

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Hotel Operating Revenues	$137,016	$127,629	$244,968	$234,476
Other Revenues	988	94	1,034	100
Total Revenues	138,004	127,723	246,002	234,576

Operating Expenses:
Hotel Operating Expenses	76,522	65,900	143,789	131,618
Hotel Ground Rent	894	892	1,701	1,785
Real Estate and Personal Property Taxes and Property Insurance	8,068	7,949	15,694	17,105
General and Administrative (including Share Based Payments of $2,527 and $1,873, and $3,956 and $4,279 for the three and six months ended June 30, 2017 and 2016, respectively)	6,598	6,455	11,223	11,855
Acquisition and Terminated Transaction Costs	1,124	55	1,824	1,563
Depreciation and Amortization	20,114	18,495	39,576	38,555
Total Operating Expenses	113,320	99,746	213,807	202,481

Operating Income	24,684	27,977	32,195	32,095

Interest Income	72	78	197	124
Interest Expense	(10,590)	(11,281)	(20,439)	(23,502)
Other Expense	(279)	(633)	(678)	(739)
Gain on Disposition of Hotel Properties	70,852	95,276	89,583	95,276
Loss on Debt Extinguishment	-	(1,049)	(274)	(1,091)
Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	84,739	110,368	100,584	102,163

Income (Loss) from Unconsolidated Joint Ventures	711	1,521	(3,175)	1,307
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	-	-	16,239	-
Income from Unconsolidated Joint Venture Investments	711	1,521	13,064	1,307

Income Before Income Taxes	85,450	111,889	113,648	103,470

Income Tax (Expense) Benefit	(662)	3,070	(2,905)	3,070

Net Income	84,788	114,959	110,743	106,540

Income Allocated to Noncontrolling Interests	(4,758)	(4,748)	(5,939)	(4,061)
Preferred Distributions	(6,042)	(4,000)	(12,084)	(7,589)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	(4,021)	-	(4,021)

Net Income Applicable to Common Shareholders	$73,988	$102,190	$92,720	$90,869

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings Per Share:
BASIC
Income from Continuing Operations Applicable to Common Shareholders	$1.77	$2.35	$2.22	$2.06

DILUTED
Income from Continuing Operations Applicable to Common Shareholders	$1.75	$2.33	$2.19	$2.04

Weighted Average Common Shares Outstanding:
Basic	41,737,044	43,427,726	41,727,056	43,903,526
Diluted*	42,207,841	43,863,577	42,201,126	44,384,969

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common Units and Vested LTIP Units	2,715,951	2,184,008	2,673,739	2,120,260

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$84,788	$114,959	$110,743	$106,540
Other Comprehensive (Loss) Income
Change in Fair Value of Derivative Instruments	(1,179)	(124)	(959)	(540)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(130)	140	(280)	319
Total Other Comprehensive (Loss) Income	$(1,309)	$16	$(1,239)	$(221)

Comprehensive Income	83,479	114,975	109,504	106,319
Less: Comprehensive Income Attributable to Noncontrolling Interests	(1,117)	(4,748)	(5,865)	(4,061)
Less: Preferred Distributions	(6,042)	(4,000)	(12,084)	(7,589)
Less: Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	(4,021)	-	(4,021)
Comprehensive Income Attributable to Common Shareholders	$76,320	$102,206	$91,555	$90,648

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2016	41,770,514	418	-	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	879,739
Unit Conversion	11,982	-	-	-	-	187	-	-	187	(11,982)	(187)	-
Dividends and Distributions declared:
Common Shares ($0.56 per share)	-	-	-	-	-	-	-	(23,412)	(23,412)	-	-	(23,412)
Preferred Shares	-	-	-	-	-	-	-	(12,084)	(12,084)	-	-	(12,084)
Common Units ($0.56 per share)	-	-	-	-	-	-	-	-	-	-	(1,077)	(1,077)
LTIP Units ($0.56 per share)	-	-	-	-	-	-	-	-	-	-	(840)	(840)
Dividend Reinvestment Plan	2,410	-	-	-	-	45	-	-	45	-	-	45
Share Based Compensation:
Grants	42,560	-	-	-	-	(295)	-	-	(295)	183,784	779	484
Amortization	-	-	-	-	-	693	-	-	693	-	2,955	3,648
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(1,164)	-	(1,164)	-	(75)	(1,239)
Net Income	-	-	-	-	-	-	-	104,804	104,804	-	5,939	110,743
Balance at June 30, 2017	41,827,466	418	-	14,700,000	147	1,198,941	209	(295,523)	904,192	3,010,348	51,815	956,007

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155
Repurchase of Common Shares	(2,072,007)	(20)	-	-	-	(39,105)	-	(2)	(39,127)	-	-	-	-	(39,127)
Preferred Shares
Preferred Share Offering, Net of Costs	-	-	-	7,700,000	77	185,933	-	-	186,010	-	-	-	-	186,010
Preferred Share Redemption	-	-	-	(4,600,000)	(46)	(114,954)	-		(115,000)	-	-	-	-	(115,000)
Dividends and Distributions declared:
Common Shares ($0.56 per share)	-	-	-	-	-	-	-	(24,357)	(24,357)	-	-	-	-	(24,357)
Preferred Shares	-	-	-	-	-	-	-	(7,589)	(7,589)	-	-	-	-	(7,589)
Common Units ($0.56 per share)	-	-	-	-	-	-	-	-	-	-	(954)	-	(954)	(954)
LTIP Units ($0.56 per share)	-	-	-	-	-	-	-	-	-	-	(882)	-	(882)	(882)
Dividend Reinvestment Plan	1,659	-	-	-	-	31	-	-	31	-	-	-	-	31
Share Based Compensation:
Grants	39,345	-	-	-	-	(613)	-	-	(613)	294,245	1,060	-	1,060	447
Amortization	-	-	-	-	-	639	-	-	639	-	4,192	-	4,192	4,831
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(221)	-	(221)	-	-	-	-	(221)
Net Loss	-	-	-	-	-	-	-	102,479	102,479	-	4,391	(330)	4,061	106,540
Balance at June 30, 2016	42,426,365	424	-	10,700,000	107	1,118,190	(687)	(337,743)	780,291	2,613,546	39,683	(2,090)	37,593	817,884

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS]

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net Income	$110,743	$106,540
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(89,583)	(95,276)
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	(16,239)	-
Deferred Taxes	2,905	(3,070)
Depreciation	38,754	39,705
Amortization	1,769	670
Loss on Debt Extinguishment	274	1,091
Equity in Loss (Income) of Unconsolidated Joint Ventures	3,175	(1,307)
Distributions from Unconsolidated Joint Ventures	-	429
Loss Recognized on Change in Fair Value of Derivative Instrument	16	43
Share Based Compensation Expense	3,956	4,279
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(510)	1,076
Escrows	816	360
Other Assets	(157)	3,412
Due from Related Parties	12,002	(7,818)
(Decrease) Increase in:
Due to Related Parties	-	(8,771)
Accounts Payable, Accrued Expenses and Other Liabilities	(383)	1,334
Net Cash Provided by Operating Activities	$67,538	$42,697

Investing Activities:
Purchase of Hotel Property Assets	$(249,291)	$(126,245)
Capital Expenditures	(22,015)	(18,276)
Cash Paid for Hotel Development Projects	(1,005)	-
Proceeds from Disposition of Hotel Properties	188,651	12,446
Net Changes in Capital Expenditure Escrows	959	3,329
Proceeds from the Sale of Joint Venture Interests	11,623	-
Proceeds from Contribution of Hotel Property Assets to Unconsolidated Joint Venture	-	428,811
Repayment of Notes Receivable	2,000	-
Distributions from Unconsolidated Joint Ventures	-	1,421
Net Cash (Used in) Provided by Investing Activities	$(69,078)	$301,486

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS]

	Six Months Ended June 30,
	2017	2016
Financing Activities:
Repayment of Borrowings Under Line of Credit, Net	$-	$(27,000)
Proceeds of Unsecured Term Loan Borrowing	43,900	-
Repayment of Borrowings Under Unsecured Term Loan Borrowing	-	(39,480)
Principal Repayment of Mortgages and Notes Payable	(121,852)	(64,710)
Cash Paid for Deferred Financing Costs	(426)	(363)
Cash Paid for Debt Extinguishment	(245)	(892)
Proceeds from Issuance of Preferred Shares, Net	-	186,010
Redemption of Series B Preferred Shares	-	(115,000)
Repurchase of Common Shares	-	(39,127)
Dividends Paid on Common Shares	(31,707)	(24,874)
Dividends Paid on Preferred Shares	(11,687)	(8,846)
Distributions Paid on Common Units and LTIP Units	(2,436)	(1,754)
Other Financing Activities	(51)	-
Net Cash Used in Financing Activities	$(124,504)	$(136,036)

Net Decrease in Cash and Cash Equivalents	$(126,044)	$208,147
Cash and Cash Equivalents - Beginning of Period	185,644	27,955

Cash and Cash Equivalents - End of Period	$59,600	$236,102

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner.  As of June 30, 2017, we owned an approximate 93.3%  partnership interest in HHLP, including a 1.0% general partnership interest.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership, subsidiary partnerships and our wholly owned TRS Lessee. All significant inter-company amounts have been eliminated.

Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (“VIE”) or we maintain control of the asset through our voting interest in the entity. Control can be demonstrated when the general partner has the power to impact the economic performance of the partnership, which includes the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. Control can be demonstrated by the limited partners if the limited partners have the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause or have rights to participate in the significant decisions made in the ordinary course of the partnership’s business.

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a VIE or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIEs: HHLP, Cindat Hersha Owner JV, LLC; Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. HHLP meets the criteria as a VIE.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.    Cindat Hersha Owner JV, LLC and Cindat Hersha Lessee JV, LLC are both VIE entities, however because we are not the primary beneficiary in either entity, they are not consolidated by the Company. Our maximum exposure to losses from our investment in Cindat Hersha Owner JV, LLC is limited to our basis in the joint venture which is $0 as of June 30, 2017. Also, South Bay Boston, LLC leases hotel property and is a VIE. This entity is consolidated by the lessor, the primary beneficiary of the entity. Hersha Statutory Trust I and Hersha Statutory Trust II (collectively “Hersha Statutory Trusts”) are VIEs but HHLP is not

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

the primary beneficiary in these entities.  Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity, common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances.  The noncontrolling interest of Common Units and LTIP Units totaled $51,815 as of June 30, 2017 and $44,321 as of December 31, 2016.  As of June 30, 2017, there were 3,010,348 Common Units outstanding with a fair market value of $55,722, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at June 30, 2017 and December 31, 2016 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Six Months Ended June 30,
Series	June 30, 2017	December 31, 2016	Aggregate Liquidation Preference	Distribution Rate	2017	2016
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.8594	$0.8594
Series D	7,700,000	7,700,000	$192,500	6.500%	$0.8126	0.2031
Series E	4,000,000	4,000,000	$100,000	6.500%	$0.8126	-
Total	14,700,000	14,700,000

In October 2016, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced upon the completion of the existing repurchase program. The new repurchase program will expire on December 31, 2017, unless extended by our Board of Trustees.

On April 26, 2017, we entered into Equity Distribution Agreements with four investment banks whereby we agreed to sell up to 8,000,000 Class A common shares, up to 1,000,000 Series D Cumulative Redeemable Preferred Shares, and up to 1,000,000 Series E Cumulative Redeemable Preferred Shares from time to time in an “at the market” offering.  In conjunction with this transaction, the Company increased the number of authorized Class A common shares from 90,000,000 to 104,000,000.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the underlying assets.  For the six months ended June 30, 2017, the Company incurred $1,824 in acquisition costs that would have been subject to capitalization under this ASU.  This standard is effective for periods beginning after December 31, 2017, however early adoption is permitted.  The Company is evaluating the ultimate effect that ASU No. 2017-01 will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases.  The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized.  Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases.  We are also a lessor in certain office space and retail lease agreements related to our hotels.  While we do not anticipate any material change to the accounting for leases under which we are a lessor, we are still evaluating the impact, if any, this ASU will have on the accounting for our leasing arrangements as well as our disclosures within the notes to our financial statements. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  We are evaluating each of our revenue streams and related accounting policy under the standard.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue, however, our final evaluation has not been concluded.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate is continuing and will be impacted by the FASB definition of a business and in substance nonfinancial assets, which have recently been addressed through the issuance of ASU No. 2017-01 and ASU No. 2017-05, respectively.  The Company continues to evaluate the ultimate effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Land	$552,216	$499,484
Buildings and Improvements	1,615,746	1,383,266
Furniture, Fixtures and Equipment	240,746	204,212
Construction in Progress	1,955	950
	2,410,663	2,087,912

Less Accumulated Depreciation	(358,913)	(320,342)

Total Investment in Hotel Properties	$2,051,750	$1,767,570

Acquisitions

We acquired the following properties during the six months ended June 30, 2017:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Mystic Marriott Hotel & Spa, Groton, CT (1)	1/3/2017	$1,420	$40,440	$7,240	$899	*	$49,999	$41,333
The Ritz-Carlton, Coconut Grove, FL	2/1/2017	5,185	30,742	1,064	(291)	**	36,700	3,150
The Pan Pacific Hotel, Seattle, WA	2/21/2017	13,079	59,256	6,665	-		79,000	-
The Westin, Philadelphia, PA	6/29/2017	33,048	91,462	10,490	-		135,000	-
TOTAL		$52,732	$221,900	$25,459	$608		$300,699	$44,483

(1) The Mystic Marriott Hotel & Spa was acquired as partial consideration within the transaction to redeem and transfer our joint venture interest in Mystic Partners, LLC.  See Note 3 for further description of the transaction.

* Consists entirely of $899 of advanced bookings.

** Includes an intangible asset for a lease-in-place of $229, and a below market lease liability of $520.

The Company is currently finalizing our analysis of the fair value of assets acquired and liabilities incurred in connection with the purchase of the Ritz-Carlton, Coconut Grove and the Westin, Philadelphia.  As such, the amounts reported in the table above are preliminary.  We expect the amounts will be finalized within the one year remeasurement period as defined within ASC 805.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the three and six months ended June 30, 2017,  we incurred $1,124 and $1,824 in costs related to acquired assets and terminated transactions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

The following table illustrates total revenues and total net income included in the consolidated statement of operations for the three and six months ended June 30, 2017 for the hotels we acquired or assumed ownership, including related acquisition costs, during the six months ended June 30, 2017 and consolidated since the date of acquisition of the hotels.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Hotel	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Mystic Marriott Hotel & Spa, Groton, CT	$5,815	$871	$10,152	$559
The Ritz-Carlton, Coconut Grove, FL	3,490	(159)	6,544	(79)
The Pan Pacific Hotel, Seattle, WA	3,968	313	5,310	(31)
The Westin, Philadelphia, PA	29	(1,012)	29	(1,012)

Total	$13,302	$13	$22,035	$(563)

Hotel Dispositions

In July 2016, we entered into purchase and sale agreements to sell the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, Hyatt House, Pleasant Hill, CA, and Hyatt House, Pleasanton, CA to an unaffiliated buyer for a sales price of $185,000.  The purchase and sale agreements were amended subsequently to increase the total sales price by $7,500 in exchange for providing the buyer with an extension to close on three of the assets.

On January 5, 2017, the Company closed on the sales of the Residence Inn, Greenbelt, MD, and the Courtyard, Alexandria, VA to an unaffiliated buyer for a combined total sales price of $62,000 resulting in a gain on sale of approximately $18,731.  The Residence Inn, Greenbelt, MD was acquired by the Company in July 2004 and the Courtyard, Alexandria, VA was acquired by the Company in September 2006. The operating results for these hotels are included in operating income as shown in the consolidated statements of operations for the period owned during the six months ended June  30, 2017 and 2016 as disposition of these hotels does not represent a strategic shift in our business.

On June 8, 2017, the Company closed on the sale of the Hyatt House, Scottsdale, AZ, Hyatt House, Pleasant Hill, CA, and Hyatt House, Pleasanton, CA to an unaffiliated buyer for a sales price of $130,500 resulting in a gain on sale of approximately $70,852.  All three of the properties were acquired by the Company in December 2006.  The operating results for these hotels are included in operating income as shown in the consolidated statements of operations for the period owned during the three and six months ended June  30, 2017 and 2016 as disposition of these hotels does not represent a strategic shift in our business.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Assets Held For Sale

The table below shows the balances classified as assets held for sale as of December 31, 2016:

December 31, 2016

Land	$22,208
Buildings and Improvements	105,663
Furniture, Fixtures and Equipment	24,187
152,058

Less: Accumulated Depreciation & Amortization	(53,585)

Assets Held for Sale	$98,473

Liabilities Related to Assets Held for Sale	$51,428

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three and six months ended June 30, 2017 and 2016 are presented as if the hotels acquired by the Company in 2017 and 2016 had been acquired as of January 1, 2017 and 2016, respectively. The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2017 and 2016, nor do they purport to represent the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro Forma Total Revenues	$146,680	148,990	$264,021	$276,571

Pro Forma Net Income	89,029	116,167	116,549	109,759
Income Allocated to Noncontrolling Interest	(5,017)	(4,806)	(6,289)	(4,209)
Preferred Distributions	(6,042)	(4,000)	(12,084)	(7,589)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	(4,021)		(4,021)
Pro Forma Income Applicable to Common Shareholders	$77,970	$103,341	$98,176	$93,940

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$1.87	$2.38	$2.35	$2.14
Diluted	$1.85	$2.36	$2.33	$2.12

Weighted Average Common Shares Outstanding
Basic	41,737,044	43,427,726	41,727,056	43,903,526
Diluted	42,207,841	43,863,577	42,201,126	44,384,969

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2017 and December 31, 2016, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred
Joint Venture	Hotel Properties	Owned	Return	June 30, 2017	December 31, 2016

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$1,148	$913
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	2,419	2,112
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	-	4,699
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	30.0%	*	-	3,717
				$3,567	$11,441

*See explanation below of the Cindat Hersha Owner JV, LLC (“Owner JV”) for more information on the preferred return provisions of this joint venture.

On January 3, 2017, we redeemed our joint venture interest in Mystic Partners, LLC by acquiring a 100% ownership interest in the Mystic Marriott Hotel & Spa and transferring our minority ownership interests in the Hartford Marriott and Hartford Hilton to our joint venture partner.  We received $11,623 in cash and assumed a mortgage on the Mystic Marriott Hotel & Spa of $41,333 as consideration for this redemption and transfer of our minority interest.  Subsequent to the assumption of the mortgage, the Company fully paid off the outstanding balance of the debt and added the property to the borrowing base of our Credit Facility.  As a result of the remeasurement of the consideration received to fair value, the Company recognized a gain of $16,239 in conjunction with this transaction.

Income/Loss Allocation

For the Cindat Hersha Owner JV, LLC cash available for distribution will be distributed (1) to us until we receive a 9% annual rate of return on our contributed $43,194 preferred equity interest, (2) then to Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 9.5%, and (3) then to us until we receive an 8% return on our contributed $60,857 junior common equity interest.  Any cash available for distribution remaining will be split 30% to us and 70% to Cindat.  Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture. Beginning June 30, 2016, a lender to Owner JV determined that certain debt coverage ratio covenants contained in its loan agreement were not met. Pursuant to these agreements, the lender elected to escrow the operating cash flow for Owner JV, which continues as of June 30, 2017. The failure to meet these covenants, however, does not constitute an event of default.  As of June 30, 2017, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture.  This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Income (loss) recognized during the three and six months ended June 30, 2017 and 2016, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SB Partners, LLC	$288	$326	$235	$287
Hiren Boston, LLC	423	379	307	285
Mystic Partners, LLC	-	(76)	-	(157)
Cindat Hersha Owner JV, LLC	-	892	(3,717)	892
Income (Loss) from Unconsolidated Joint Venture Investments	$711	$1,521	$(3,175)	$1,307

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016.

Balance Sheets

	June 30, 2017	December 31, 2016
Assets
Investment in Hotel Properties, Net	$565,175	$647,548
Other Assets	34,385	45,576
Total Assets	$599,560	$693,124

Liabilities and Equity
Mortgages and Notes Payable	$347,404	$432,173
Other Liabilities	7,377	36,275
Equity:
Hersha Hospitality Trust	92,812	119,892
Joint Venture Partner(s)	152,203	104,784
Accumulated Other Comprehensive Loss	(236)	-
Total Equity	244,779	224,676

Total Liabilities and Equity	$599,560	$693,124

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Room Revenue	$25,812	$31,578	$41,008	$43,958
Other Revenue	504	6,789	954	11,492
Operating Expenses	(11,270)	(20,681)	(20,356)	(33,565)
Lease Expense	(155)	(276)	(339)	(581)
Property Taxes and Insurance	(2,748)	(2,316)	(5,496)	(3,077)
General and Administrative	(1,372)	(2,116)	(2,527)	(3,348)
Depreciation and Amortization	(3,061)	(3,335)	(6,005)	(5,009)
Interest Expense	(5,188)	(4,658)	(10,099)	(6,264)
Acquisition Costs	-	(1,499)	-	(1,499)
Gain (Loss) Allocated to Noncontrolling Interests	-	(72)	-	(40)
Net Income (Loss)	$2,522	$3,414	$(2,860)	$2,067

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Our share of equity recorded on the joint ventures' financial statements	$92,812	$119,892
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(89,245)	(108,451)
Investment in Unconsolidated Joint Ventures	$3,567	$11,441

(1)  Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

•	the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements;
•

accumulated amortization of our equity in joint ventures that reflects the difference in our portion of the fair value of joint ventures' assets on the date of our investment when compared to the carrying value of the assets recorded on the joint ventures’ financial statements (this excess or deficit investment is amortized over the life of the properties, and the amortization is included in Income (Loss) from Unconsolidated Joint Venture Investments on our consolidated statement of operations); and

•	cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements, if any.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS

Other Assets

Other Assets consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Derivative Asset	$1,856	$1,835
Deferred Financing Costs	1,112	1,383
Prepaid Expenses	10,636	9,217
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,703	2,641
Deposits with Unaffiliated Third Parties	4,412	3,332
Deferred Tax Asset, Net of Valuation Allowance of $804	13,292	16,197
Other	2,665	3,217
	$38,224	$39,370

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

Deferred Tax Asset – We have approximately $13,292 of net deferred tax assets as of June 30, 2017. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $13,292 of net deferred tax assets in the future.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

Mortgages payable at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Mortgage Indebtedness	$312,588	$338,529
Net Unamortized Premium	2,056	2,313
Net Unamortized Deferred Financing Costs	(2,794)	(3,021)
Mortgages Payable	$311,850	$337,821

Liabilities Related to Hotel Assets Held for Sale	$-	$51,428

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages.  Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.42% to 6.30% as of June 30, 2017.   Aggregate interest expense incurred under the mortgage loans payable totaled $3,060 and $5,720, and $6,030 and $11,990 during the three and six months ended June 30, 2017 and 2016, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of June 30, 2017.

As of June 30, 2017, the maturity dates for the outstanding mortgage loans ranged from September 2017 to September 2025.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $944 and $970 as of June 30, 2017 and December 31, 2016, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 4.20% and 3.71%, and 4.08% and 3.63% during the three and six months ended June 30, 2017 and 2016, respectively.  Interest expense in the amount of $541 and $478, and $1,053 and $937 was recorded for the three and six months ended June 30, 2017 and 2016, respectively.

Credit Facilities

We maintain three unsecured credit agreements which aggregate $960,520 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. The first credit agreement provides for a $460,520 senior unsecured credit facility (“Credit Facility”) consisting of a $250,000 senior unsecured revolving line of credit (“Line of Credit”), and a $210,520 senior unsecured term loan (“First Term Loan”). The Credit Facility expires on February 28, 2018, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Our second credit agreement provides for a $300,000 senior unsecured term loan agreement (“Second Term Loan”) and expires on August 10, 2020.

Our third credit agreement provides for a $200,000 senior unsecured term loan agreement (“Third Term Loan”) and expires on August 2, 2021.

The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of June 30, 2017, the following hotel properties were borrowing base assets:

- Courtyard, Brookline, MA	- Hampton Inn, Washington, DC
- Holiday Inn Express, Cambridge, MA	- Ritz Carlton, Washington, DC
- Envoy Hotel, Boston, MA	- Hilton Garden Inn, M Street, Washington, DC
- The Boxer, Boston, MA	- Residence Inn, Coconut Grove, FL
- Hampton Inn, Seaport, NY	- Winter Haven, Miami, FL
- The Duane Street Hotel, NY	- Blue Moon, Miami, FL
- Hampton Inn, Pearl Street, NY	- Courtyard, Miami, FL
- Holiday Inn Express, 29th Street, NY	- Parrot Key Resort, Key West, FL
- Sheraton Hotel, JFK Airport, New York, NY	- TownePlace Suites, Sunnyvale, CA
- Hilton Garden Inn, JFK Airport, New York, NY	- The Ambrose Hotel, Santa Monica, CA
- Nu Hotel, Brooklyn, NY	- Courtyard, San Diego, CA
- Hyatt House White Plains, NY	- The Pan Pacific Hotel, Seattle, WA
- Holiday Inn Express Chester, NY	- Residence Inn, Tyson's Corner, VA
- Hampton Inn, Philadelphia, PA	- Hyatt House Gaithersburg, MD
- The Rittenhouse Hotel, Philadelphia, PA	- Mystic Marriott Hotel & Spa, Groton, CT
- Sheraton, Wilmington South, DE

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	June 30, 2017	December 31, 2016
Line of Credit	1.70% to 2.45%	$-	$-
First Term Loan	1.60% to 2.35%	210,520	210,520
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	200,000	156,100

We maintain an interest rate swap, with a $150,000 notional amount, which effectively fixes the interest rate on $150,000 of the $200,000 Third Term Loan at a blended rate of 3.211%.  This swap agreement matures on October 3, 2019.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information regarding interest rate hedging strategies we employ.

On March 14, 2017, we entered into an interest rate swap associated with $50,000 of our $200,000 Third Term Loan, which became effective on April 3, 2017. This swap effectively fixes the interest rate on $50,000 of the Third Term Loan at 3.894%. This swap matures on October 3, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

On March 23, 2017, we entered into an interest rate swap associated with our $300,000 Second Term Loan, which becomes effective beginning on August 10, 2017. This swap effectively fixes the interest rate of the Second Term Loan at 3.6930% from the effective date through August 9, 2018.  For the period from August 10, 2018 to August 11, 2019, the interest rate will be fixed at 4.1155%.  For the period from August 12, 2019 through maturity, the interest rate will be fixed at 4.3925%. This swap matures on August 10, 2020.

The balance of the Term Loans is offset by $2,780 and $3,120 in net deferred financing costs as of June 30, 2017 and December 31, 2016, respectively. These costs were incurred as a result of originating the term loan borrowings and are amortized over the life of these loans.

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

The Company is in compliance with each of the covenants listed above as of June 30, 2017.

The Company recorded interest expense of $5,914 and $4,083, and $11,222 and $8,563 related to borrowings drawn on the Credit Facility and Term Loans for the three and six months ended June 30, 2017 and 2016, respectively. The weighted average interest rate on the Credit Facility and Term Loans was 3.35% and 2.78%, and 3.22% and 2.79% for the three and six months ended June 30, 2017 and 2016, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and six months ended June 30, 2017 and 2016, we capitalized $0 of interest expense to ongoing capital improvement projects.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three and six months ended June 30, 2017 and 2016 was $614 and $640, and $1,262 and $1,300, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned TRS, 44 New England Management Company,  and certain of our joint venture entities engage eligible independent contractors in accordance with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, including Hersha Hospitality Management Limited Partnership (“HHMLP”), as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel. Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and six months ended June 30, 2017 and 2016, base management fees incurred totaled $3,689, and $3,584,  and $6,558 and $6,609,  respectively, and are recorded as Hotel Operating Expenses. For the three and six months ended June 30, 2017 and 2016, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and six months ended June 30, 2017 and 2016 were $6,443 and $6,753,  and $11,552 and $12,647,  respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and six months ended June 30, 2017 and 2016, the Company incurred accounting fees of $335 and $392, and $671 and $748, respectively. For the three and six months ended June 30, 2017 and 2016, the Company incurred information technology fees of $110 and $141, and $223 and $231 respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2017 and 2016, we incurred fees of $321 and $282, and $641 and $729 respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

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

Hotel Supplies

For the three and six months ended June 30, 2017 and 2016, we incurred charges for hotel supplies of $23 and $39, and $81 and $60, respectively. For the three and six months ended June 30, 2017 and 2016, we incurred charges for capital expenditure purchases of $501 and $432, and $862 and $1,314, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $2 and $1 is included in accounts payable at June 30, 2017 and December 31, 2016, respectively.

Due From Related Parties

The due from related parties balance as of June 30, 2017 and December 31, 2016 was approximately $6,330 and $18,332, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of June 30, 2017 and December 31, 2016 was $0.

Hotel Ground Rent

For the three and six months ended June 30, 2017 and 2016, we incurred $894 and $892, and $1,701 and $1,785, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

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

As of June 30, 2017, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of June 30, 2017 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates.  The following table presents our derivative instruments as of June 30, 2017 and December 31, 2016.

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	June 30, 2017	December 31, 2016

Term Loan Instruments:
Third Term Loan	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	150,000	$1,836	$1,773
Third Term Loan ***	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	October 3, 2019	50,000	(153)	-
Second Term Loan **	Swap	1.443%	1-Month LIBOR + 2.25%	August 10, 2017	August 10, 2020	300,000	(1,150)	-

Mortgages:
Courtyard, LA Westside, Culver City, CA	Cap	3.000%	1-Month LIBOR + 3.00%	October 27, 2015	September 29, 2017	35,000	3	8
Hyatt, Union Square, New York, NY	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	10	54
Hilton Garden Inn 52nd Street, New York, NY *	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	44,325	8	-
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	-	-	(1)
Hilton Garden Inn 52nd Street, New York, NY *	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	44,325	-	(26)

							$554	$1,808

*  On February 24, 2017, we refinanced the debt associated with the Hilton Garden Inn 52nd Street, New York, NY. As a result, we entered into an interest rate swap with a strike rate of  1.60%. The interest rate swap designated as a hedge against the refinanced mortgage note matured on February 21, 2017.

** On March 23, 2017, we entered into an interest rate swap associated with our $300,000 Second Term Loan, which becomes effective beginning on August 10, 2017. This swap effectively fixes the interest rate of the Second Term Loan at 3.6930% from the effective date through August 9, 2018.  For the period from August 10, 2018 to August 11, 2019, the interest rate will be fixed at 4.1155%.  For the period from August 12, 2019 through maturity, the interest rate will be fixed at 4.3925%. This swap matures on August 10, 2020.

*** On March 14, 2017, we entered into an interest rate swap associated with our $50,000 of our $200,000 Third Term Loan, which became effective on April 3, 2017. This swap effectively fixes the interest rate of the Third Term Loan at 3.894%. This swap matures on October 3, 2019.

The fair value of certain swaps and our interest rate caps with a positive balance is included in other assets at June 30, 2017 and December 31, 2016. The fair value of certain of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at June 30, 2017 and December 31, 2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $1,309 and a gain of $16 for the three months ended June 30, 2017 and 2016, respectively, and a loss of $1,239 and a loss of $221 for the six months ended June 30, 2017 and 2016, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $130 and $140, and $280 and $319 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three and six months ended June 30, 2017 and 2016, respectively. For the next twelve months ending June 30, 2018,  we estimate that an additional $40 will be reclassified as an increase to interest expense.

Fair Value of Debt

We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2017, the carrying value and estimated fair value of our debt were $1,070,194 and $1,060,331, respectively.  As of December 31, 2016, the carrying value and estimated fair value of our debt were $1,103,327 and $1,098,248, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

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

On March 10, 2017, the Compensation Committee approved the 2017 Annual Long Term Equity Incentive Program (“2017 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan.  These awards are earned under the 2017 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  In addition, the Compensation Committee provided the option to the executive officers to elect shares in lieu of cash payment under the 2017 annual cash incentive program (“2017 ACIP”).  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of June 30, 2017,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2017 Annual EIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
March 28, 2017
(2016 Annual EIP)	122,727	3 years	25%/year (1)	30,680	-	$852	$-
March 30, 2016
(2015 Annual EIP)	183,396	3 years	25%/year (1)	91,696	91,696	563	868
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	96,623	96,623	113	225
December 23, 2014	258,899	5 years	33% Year 3, 4, 5 (2)	258,899	172,599	-	457
	693,854			477,898	360,918	$1,528	$1,550

(1)

25% of the issued shares or LTIP Units vested immediately upon issuance.  In general, the remaining shares or LTIP Units vest 25% on the first through third anniversaries of the end of the performance period, which is a calendar year-end (subject to continuous employment through the applicable vesting date).

(2)

On April 18, 2012, the Company entered into amended and restated employment agreements with the Company’s executive officers.  To induce the executives to agree to the substantial reduction in benefits upon certain terminations following a change of control as described in the agreements, the Company awarded an aggregate of 258,899 restricted common shares to the executives pursuant to the 2012 Plan, which were subsequently forfeited and replaced with LTIP Units on December 23, 2014.  One-third of each award of LTIP Units vested or will vest on each of the third, fourth and fifth anniversaries of the original date of issuance.  Vesting will accelerate upon a change of control or if the relevant executive’s employment with the Company were to terminate for any reason other than for cause (as defined in the employment agreements).

Stock based compensation expense related to the Annual Long Term Equity Incentive Programs and 2017 ACIP of $1,537 and $952 and, $2,105 and $2,362 was incurred during the three and six months ended June 30, 2017 and 2016, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Programs as of June 30, 2017 and December 31, 2016 was $1,528 and $1,550, respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 10, 2017, the Compensation Committee approved the 2017 Multi-Year Long Term Equity Incentive Program (“2017 Multi-Year EIP”). This program has a three-year performance period which commenced on January 1, 2017 and ends December 31, 2019. As of June 30, 2017, no shares or LTIP Units have been issued to the executive officers in settlement of 2017 Multi-Year EIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

				Units Vested		Unearned Compensation
Compensation Committee Approval Date	LTIP Units Issued	LTIP Issuance Date	Performance Period	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
March 10, 2017
(2017 Multi-Year EIP)	-	N/A	1/1/2017 to 12/31/2019	-	-	$1,047	$-
March 17, 2016
(2016 Multi-Year EIP)	-	N/A	1/1/2016 to 12/31/2018	-	-	740	$888
March 18, 2015
(2015 Multi-Year EIP)	-	N/A	1/1/2015 to 12/31/2017	-	-	298	397
April 11, 2014
(2014 Multi-Year EIP)	61,057	3/28/2017	1/1/2014 to 12/31/2016	30,524	-	221	283
	61,057			30,524	-	$2,306	$1,568

The shares or LTIP Units issuable under the Multi-Year Long Term Incentive Programs, including the 2017 Multi-Year EIP, are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room (RevPar) compared to the Company’s peer group (25% of the award).

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

Stock based compensation expense of $309 and $343 and, $980 and $1,184 was recorded for the three and six months ended June 30, 2017 and 2016, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of June 30, 2017 and December 31, 2016, respectively, was 2,306, and $1,568.

Restricted Share Awards

In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of $154 and $135 and, $286 and $256 was incurred during the three and six months ended June 30, 2017 and 2016, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2017 and December 31, 2016 was $416 and $505, respectively.  The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Range of Share Price on Date of Grant	Vesting Period	Vesting Schedule	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
2017	10,809	$18.51-18.53	2 years	50% /year	885	-	$156	$-
2016	30,070	18.02-21.11	2 years	50% /year	18,160	497	194	348
2015	23,281	21.76-28.09	2-4 years	25-50% /year	20,815	13,733	66	157
Total	64,160				39,860	14,230	$416	$505

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 30, 2016, we issued 4,395 shares which do not fully vest until December 31, 2017.  Compensation expense incurred for the three and six months ended June 30, 2017 and 2016 was $23 and $37 and, $47 and $37, respectively. The following table is a summary of all unvested share awards issued to trustees in lieu of an annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	June 30, 2017	December 31, 2016
December 30, 2016	4,395	$21.50	12 months	100%	$47	$94

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three and six months ended June 30, 2017 and 2016 was $20 and $15 and, $39 and $30, respectively.  Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $128 and $167 as of June 30, 2017 and December 31, 2016, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
December 30, 2016	5,000	3 years	33% /year	-	-	$90	$108
March 30, 2016	2,500	3 years	33% /year	835	835	26	35
December 30, 2014	2,500	3 years	33% /year	1,670	1,670	12	24
				2,505	2,505	$128	$167

Share Awards

Compensation expense related to share awards issued to the Company’s trustees of $322 and $319 was incurred during the three and six months ended June 30, 2017 and 2016, respectively, and is recorded in general and administrative expense on the statement of operations.  Share grants issued to the Company’s trustees are immediately vested.  On June 6, 2017, an aggregate of 17,074 shares were issued to the Company’s trustees at a price per share on the date of grant of $18.86.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $162 and $72 and, $177 and $91 for the three and six months ended June 30, 2017 and 2016, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2017 and December 31, 2016 was $137 and $79, respectively.  The following table is a summary of all unvested share awards issued to non-employees under the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
March 28, 2017	15,000	$18.53	2 years	50% /year	7,625	-	$137	$-
March 30, 2016	7,350	$21.11	2 years	50% /year	7,350	3,750	-	79
Total	22,350				14,975	3,750	$137	$79

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NUMERATOR:
Basic and Diluted*
Net Income	$84,788	$114,959	$110,743	$106,540
Income allocated to Noncontrolling Interests	(4,758)	(4,748)	(5,939)	(4,061)
Distributions to Preferred Shareholders	(6,042)	(4,000)	(12,084)	(7,589)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(81)	(112)	(196)	(257)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	(4,021)	-	(4,021)
Net Income (Loss) attributable to Common Shareholders	$73,907	$102,078	$92,524	$90,612

DENOMINATOR:
Weighted average number of common shares - basic	41,737,044	43,427,726	41,727,056	43,903,526
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	238,465	264,176	195,112	183,458
Contingently Issued Shares and Units	232,332	171,675	278,958	297,985
Weighted average number of common shares - diluted	42,207,841	43,863,577	42,201,126	44,384,969

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the six months ended June 30, 2017 and 2016 totaled $19,209  and $22,878 respectively.  Cash paid for income taxes during the six months ended June 30, 2017 and 2016 totaled $653 and $669, respectively.  The following non-cash investing and financing activities occurred during 2017 and 2016:

	2017	2016
Common Shares issued as part of the Dividend Reinvestment Plan	$45	$31
Acquisition of hotel properties:
Assets acquired through joint venture assignment and assumption	50,000	-
Debt assumed, including premium	44,483	14,750
Deposit paid in prior period towards acquisition which closed in current period	-	5,000
Accrued payables for fixed assets placed into service	1,477	467
Contribution of fixed assets to joint venture	-	264,658

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

BACKGROUND

As of June 30, 2017, we owned interests in 51 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 42 wholly-owned hotels and interests in 9 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2017, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

We expect continued stability and improvement in consumer and commercial spending and lodging demand in many of our markets during 2017. However some markets, such as New York City and South Florida, are encountering less favorable supply and demand dynamics, which could affect individual hotel performance. Industry wide occupancy has surpassed peak occupancy from the previous cycle which should allow hotel operators to increase ADR across the United States (“U.S.”). International visitation to the U.S. is expected to grow at a compound annual growth rate of 3.3% through 2021, according to the National Travel and Tourism Office. However, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The table below outlines operating results for the Company’s portfolio of wholly owned hotels consolidated in our financial statements for the three and six months ended June 30, 2017 and 2016.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three and six months ended June 30, 2017 and 2016, there are 41 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 for our comparable hotels.

For the comparison of June 30, 2017 to June 30, 2016, comparable hotel operating results contain results from our consolidated hotels owned as of June 30, 2017, excluding: (1) The Westin Philadelphia due to the fact that we owned the hotel for two days over the comparable periods and determined its inclusion not meaningful to the analysis; and (2) the results of all hotels sold since December 31, 2015.  The comparison of the six months ended June 30, 2017 to June 30, 2016 includes results as reported by the prior owners for the following hotels acquired since December 31, 2015:

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

The comparison of the three months ended June 30, 2017 to June 30, 2016 includes results as reported by the prior owners for the following hotels acquired since March 31, 2016:

•	The Envoy – Boston, MA (acquired 7/21/2016)
•	Courtyard – Sunnyvale, CA (acquired 10/20/2016)
•	The Ambrose – Santa Monica, CA (acquired 12/1/2016)
•	Mystic Marriott Hotel & Spa – Groton, CT (acquired 1/3/2017)
•	The Ritz-Carlton – Coconut Grove, FL (acquired 2/1/2017)
•	The Pan Pacific Hotel – Seattle, WA (acquired 2/21/2017)

COMPARABLE CONSOLIDATED HOTELS:
(includes 41 hotels in both periods)
	Three Months Ended			Six Months Ended,
	June 30,			June 30,
	2017	2016	Variance	2017	2016	Variance

Occupancy	86.4%	86.9%	- 49 bps	82.1%	82.1%	- 5 bps
Average Daily Rate (ADR)	$228.13	$224.69	1.5%	$214.80	$211.50	1.6%
Revenue Per Available Room (RevPAR)	$197.03	$195.16	1.0%	$176.33	$173.71	1.5%

Room Revenues	$110,122	$109,076	1.0%	$196,024	$194,163	1.0%
Total Revenues	$132,230	$130,211	1.6%	$235,872	$232,648	1.4%

RevPAR for the three and six months ended June 30, 2017 increased 1.0% and 1.5%, respectively for our comparable consolidated hotels when compared to the same periods in 2016.  The comparable RevPAR increases in 2017 are less than historical comparable hotel growth experienced in 2016, and can be mostly attributed to the lagging performance of our South Florida market, which experienced comparable RevPAR decreases of 5.6% and 8.3%, respectively, for the three and six months ended June 30, 2017.  Excluding the South Florida market, our comparable RevPAR growth would have been 1.9% and 3.4% for the three and six months ended June 30, 2017, respectively, which falls more in line with historic growth rates.  Through six months of 2017, our strongest RevPAR growth from comparable consolidated hotels occurred in our Philadelphia, Boston, and Washington D.C. markets which experienced 6.2%, 7.3%, and 5.4% growth, respectively, when compared to 2016.

The table below outlines operating results for the Company’s portfolio of hotels we own through interests in unconsolidated joint ventures for the three and six months ended June 30, 2017 and 2016.

We define a comparable unconsolidated joint venture hotel as one that is currently owned by our unconsolidated joint ventures in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three and six months ended June 30, 2017 and 2016, there are 9 comparable unconsolidated joint venture hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to the joint venture’s ownership of hotels purchased during the comparable period for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 for our comparable hotels.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
(includes 9 hotels in both periods)
	Three Months Ended			Six Months Ended,
	June 30,			June 30,
	2017	2016	Variance	2017	2016	Variance

Occupancy	94.4%	91.1%	326 bps	87.2%	87.1%	5 bps
Average Daily Rate (ADR)	$219.49	$220.49	-0.5%	$189.84	$185.07	2.6%
Revenue Per Available Room (RevPAR)	$207.19	$200.96	3.1%	$165.50	$161.25	2.6%

Room Revenues	$25,812	$25,035	3.1%	$41,008	$40,177	2.1%
Total Revenues	$26,316	$25,785	2.1%	$41,961	$41,524	1.1%

Driving occupancy results, the Cindat properties experienced occupancy growth of 448 basis points and 148 basis points for the three and six months ended June 30, 2017.  The properties within our unconsolidated joint ventures, on a comparable basis, generated 3.1% and 2.6% growth in RevPAR for the three and six months ended June 30, 2017, respectively.  The increases in RevPAR are driven by the hotel properties located in New York City within the Cindat joint venture, which increased RevPAR growth of 3.6% and 4.0% for the three and six months ended June 30, 2017 over 2016.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended June 30, 2017 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 99% of total revenues for the three months ended June 30, 2017 and 2016.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues increased $9,387 or 7.4%, to $137,016 for the three months ended June 30, 2017 compared to $127,629 for the same period in 2016.  This increase in hotel operating revenues can be explained by the following table (Please note that the results of The Westin Philadelphia were excluded from this analysis as we only owned the hotel for two days during the period presented):

Hotel Operating Revenue for the three months ended June 30, 2016		$127,629
Incremental Revenue Additions from Acquisitions (4/1/2016 - 6/30/2017):
The Envoy - Boston, MA	6,246
Courtyard - Sunnyvale, CA	2,828
The Ambrose - Santa Monica, CA	1,882
Mystic Marriott Hotel & Spa - Groton, CT	5,814
The Ritz-Carlton - Coconut Grove, FL	3,477
The Pan Pacific Hotel - Seattle, WA	3,967
Total Incremental Revenue from Acquisitions		24,214
Incremental Revenue Reductions from Dispositions (4/1/2016 - 6/30/2017):
Cindat Hotel Portfolio (7 hotels)	(5,515)
Hyatt Place - King of Prussia, PA	(462)
Hawthorn Suites - Franklin, MA	(876)
Residence Inn - Framingham, MA	(1,626)
Residence Inn - Norwood, MA	(1,194)
Residence Inn - Greenbelt, MD	(1,850)
Courtyard - Alexandria, VA	(2,695)
Hyatt House - Scottsdale, AZ	(249)
Hyatt House - Pleasant Hill, CA	(746)
Hyatt House - Pleasanton, CA	(571)
Total Incremental Revenue from Dispositions		(15,784)
Change in Hotel Operating Revenue for Remaining Hotels		957
Hotel Operating Revenue for the three months ended June 30, 2017		$137,016

Expenses

Total hotel operating expenses increased 16.1% to approximately $76,522 for the three months ended June 30, 2017 from $65,900 for the three months ended June 30, 2016. This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a decrease in hotel operating expenses which were not recognized in the three months ended June 30, 2016 due to hotel dispositions and the contribution of seven hotel properties to the joint venture with Cindat. This increase in hotel operating expenses can be explained by the following table (Please note that the results of The Westin Philadelphia were excluded from this analysis as we only owned the hotel for two days during the period presented):

Hotel Operating Expenses for the three months ended June 30, 2016		$65,900
Incremental Expense Additions from Acquisitions (4/1/2016 - 6/30/2017):
The Envoy - Boston, MA	3,359
Courtyard - Sunnyvale, CA	1,187
The Ambrose - Santa Monica, CA	875
Mystic Marriott Hotel & Spa - Groton, CT	4,009
The Ritz-Carlton - Coconut Grove, FL	3,138
The Pan Pacific Hotel - Seattle, WA	2,769
Total Incremental Expenses from Acquisitions		15,337
Incremental Expense Reductions from Dispositions (4/1/2016 - 6/30/2017):
Cindat Hotel Portfolio (7 hotels)	(2,761)
Hyatt Place - King of Prussia, PA	(346)
Hawthorn Suites - Franklin, MA	(497)
Residence Inn - Framingham, MA	(777)
Residence Inn - Norwood, MA	(577)
Residence Inn - Greenbelt, MD	(782)
Courtyard - Alexandria, VA	(1,410)
Hyatt House - Scottsdale, AZ	(114)
Hyatt House - Pleasant Hill, CA	(258)
Hyatt House - Pleasanton, CA	(222)
Total Incremental Expenses from Dispositions		(7,744)
Change in Hotel Operating Expenses for Remaining Hotels		3,029
Hotel Operating Expenses for the three months ended June 30, 2017		$76,522

Depreciation and amortization increased by 8.8%, or $1,619, to $20,114 for the three months ended June 30, 2017 from $18,495 for the three months ended June 30, 2016. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired offset by the contribution of the seven hotel properties contributed to the joint venture with Cindat and other properties sold. Real estate and personal property tax and property insurance increased $119, or 1.5%, for the three months ended June 30, 2017 when compared to the same period in 2016. This was primarily attributable to increases from properties acquired since April 1, 2016 which added $936 in expense offset by $1,192 in real estate and property insurance recognized for the seven hotel properties contributed to the joint venture with Cindat and other sold properties for the three months ended June 30, 2016 which was not an expense of the Company during the three months ended June 30, 2017. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions resulting from our management of this expense.

General and administrative expense increased by 2.2%, or approximately $143, from $6,455 in the three months ended June 30, 2016 to $6,598 for the same period in 2017.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to share based compensation increased $654 when comparing the three months ended June 30, 2017 to the same period in 2016.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $1,069 from $55 for the three months ended June 30, 2016 to $1,124 for the same period in 2017.

Operating Income

Operating income for the three months ended June 30, 2017 was $24,684 compared to operating income of $27,977 during the same period in 2016. Operating income was negatively impacted by increased costs in areas such as hotel operating expenses, acquisition expenses, and depreciation and amortization.

Interest Expense

Interest expense decreased $691 from $11,281 for the three months ended June 30, 2016 to $10,590 for the three months ended June 30, 2017. The balance of our borrowings have increased by $14,412 in total between June 30, 2016 and June 30, 2017, as we have entered into the Third Term Loan in the amount of $200,000 and assumed the $40,600 mortgage on the Courtyard, Sunnyvale, CA which were partially offset by debt paydowns of $226,188 since June 30, 2016. While the balance of outstanding borrowings has risen since June 30, 2016, the corresponding interest expense has decreased due to a reduction in interest rate on outstanding debt.  The debt that was paid off since June 30, 2016 had a weighted average interest rate of 5.94% at June 30, 2016, while the $200,000 borrowing under the Third Term Loan as a fixed weighted average rate of 3.38% resulting in the majority of the decrease in interest expense for the three months ended June 30, 2017 when compared to 2016.

Gain on Disposition of Hotel Properties

During the three months ended June 30, 2017, the Company recorded a gain of $70,852 related to the sales of the Hyatt House, Scottsdale, AZ, the Hyatt House, Pleasanton, CA, and the Hyatt House, Pleasant Hill, CA.  This is compared to a gain on sale recognized during the three months ended June 30, 2016 of $95,276 related to the contribution of seven properties to the Cindat joint venture and the sale of the Hyatt Place, King of Prussia, PA.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $810 from $1,521 for the three months ended June 30, 2016 compared to $711 during the same period in 2017.

Income Tax Expense

During the three months ended June 30, 2017, the Company recorded an income tax expense of $662 compared to an income tax benefit of $3,070 for the three months ended June 30, 2016.  The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).  The 2017 taxable income forecasted from our consolidated TRS’s resulted in the Company recording an income tax expense for the three months ended June 30, 2017 compared to 2016 forecasted taxable losses that generated the income tax benefit recorded for the three months June 30, 2016.  Despite anticipating taxable income for the year ended 2017 at our consolidated TRS’s the Company anticipates that any federal tax liability will be fully absorbed by the application of net operating loss carryforwards.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended June 30, 2017 was $73,988 compared to $102,190 during the same period in 2016.  This decrease was primarily related to the difference in the gain recognized on the sale of hotel properties during the respective periods and the increase in income tax expense for the three months ended June 30, 2017 compared to the same period in 2016.  Also affecting net income applicable to common shareholders is an increase in dividends declared on preferred shares, which increased approximately $2,000 during the three months ended June 30, 2017 when compared to the same period in 2016 due to the issuance of the Series D Preferred Shares and Series E Preferred Shares during 2016 offset by the redemption of Series B Preferred Shares during 2016.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the three months ended June 30, 2017 was $76,320 compared to $102,206 for the same period in 2016. For the three months ended June 30, 2017, we recorded comprehensive income of $83,479 compared to $114,975 for the three months ended June 30, 2016.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the six months ended June 30, 2017 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 99% of total revenues for the six months ended June 30, 2017 and 2016.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues increased $10,492 or 4.5%, to $244,968 for the six months ended June 30, 2017 compared to $234,476 for the same period in 2016.  This increase in hotel operating revenues can be explained by the following table (Please note that the results of The Westin Philadelphia were excluded from this analysis as we only owned the hotel for two days during the period presented):

Hotel Operating Revenue for the six months ended June 30, 2016		$234,476
Incremental Revenue Additions from Acquisitions (1/1/2016 - 6/30/2017):
Sanctuary Resort – Monterey, CA	$317
Hilton Garden Inn M Street – Washington, DC	2,456
The Envoy - Boston, MA	9,194
Courtyard - Sunnyvale, CA	5,425
The Ambrose - Santa Monica, CA	3,517
Mystic Marriott Hotel & Spa - Groton, CT	10,152
The Ritz-Carlton - Coconut Grove, FL	6,531
The Pan Pacific Hotel - Seattle, WA	5,309
Total Incremental Revenue from Acquisitions		42,901
Incremental Revenue Reductions from Dispositions (1/1/2016 - 6/30/2017):
Cindat Hotel Portfolio (7 hotels)	(18,109)
Hyatt Place - King of Prussia, PA	(1,460)
Hawthorn Suites - Franklin, MA	(1,363)
Residence Inn - Framingham, MA	(2,645)
Residence Inn - Norwood, MA	(2,074)
Residence Inn - Greenbelt, MD	(3,436)
Courtyard - Alexandria, VA	(4,159)
Hyatt House - Scottsdale, AZ	(425)
Hyatt House - Pleasant Hill, CA	(743)
Hyatt House - Pleasanton, CA	(406)
Total Incremental Revenue from Dispositions		(34,820)
Change in Hotel Operating Revenue for Remaining Hotels		2,411
Hotel Operating Revenue for the six months ended June 30, 2017		$244,968

Expenses

Total hotel operating expenses increased 9.2% to approximately $143,789 for the six months ended June 30, 2017 from $131,618 for the six months ended June 30, 2016. This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a decrease in hotel operating expenses which were not recognized in the six months ended June 30, 2016 due to hotel dispositions and the contribution of seven hotel properties to the joint venture with Cindat. This increase in hotel operating expenses can be explained by the following table (Please note that the results of The Westin Philadelphia were excluded from this analysis as we only owned the hotel for two days during the period presented):

Hotel Operating Expenses for the six months ended June 30, 2016		$131,618
Incremental Expense Additions from Acquisitions (1/1/2016 - 6/30/2017):
Sanctuary Resort – Monterey, CA	$399
Hilton Garden Inn M Street – Washington, DC	1,361
The Envoy - Boston, MA	5,693
Courtyard - Sunnyvale, CA	2,321
The Ambrose - Santa Monica, CA	1,654
Mystic Marriott Hotel & Spa - Groton, CT	7,464
The Ritz-Carlton - Coconut Grove, FL	5,406
The Pan Pacific Hotel - Seattle, WA	3,872
Total Incremental Expenses from Acquisitions		28,170
Incremental Expense Reductions from Dispositions (1/1/2016 - 6/30/2017):
Cindat Hotel Portfolio (7 hotels)	(10,948)
Hyatt Place - King of Prussia, PA	(1,144)
Hawthorn Suites - Franklin, MA	(892)
Residence Inn - Framingham, MA	(1,428)
Residence Inn - Norwood, MA	(1,094)
Residence Inn - Greenbelt, MD	(1,529)
Courtyard - Alexandria, VA	(2,485)
Hyatt House - Scottsdale, AZ	(113)
Hyatt House - Pleasant Hill, CA	(258)
Hyatt House - Pleasanton, CA	(134)
Total Incremental Expenses from Dispositions		(20,025)
Change in Hotel Operating Expenses for Remaining Hotels		4,026
Hotel Operating Expenses for the six months ended June 30, 2017		$143,789

Depreciation and amortization increased by 2.6%, or $1,021, to $39,576 for the six months ended June 30, 2017 from $38,555 for the six months ended June 30, 2016. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired offset by the contribution of the seven hotel properties contributed to the joint venture with Cindat and other properties sold. Real estate and personal property tax and property insurance decreased $1,411, or 8.2%, for the six months ended June 30, 2017 when compared to the same period in 2016. This was primarily attributable to increases from properties acquired since April 1, 2016 which added $2,201 in expense offset by $3,946 in real estate and property insurance recognized for the seven hotel properties contributed to the joint venture with Cindat and other sold properties for the six months ended June 30, 2016 which was not an expense of the Company during the six months ended June 30, 2017. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions resulting from our management of this expense.

General and administrative expense decreased by 5.3%, or approximately $632, from $11,855 in the six months ended June 30, 2016 to $11,223 for the same period in 2017.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to share based compensation decreased $323 when comparing the six months ended June 30, 2017 to the same period in 2016.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $261 from $1,563 for the six months ended June 30, 2016 to $1,824 for the same period in 2017.

Operating Income

Operating income for the six months ended June 30, 2017 was $32,195 compared to operating income of $32,095 during the same period in 2016. The slight increase in operating income can be attributed to decreased costs in areas such as real estate taxes and insurance, and general and administrative expenses which were offset by decreased operating margins and increased depreciation and amortization expense.

Interest Expense

Interest expense decreased $3,063 from $23,502 for the six months ended June 30, 2016 to $20,439 for the six months ended June 30, 2017. The balance of our borrowings have increased by $14,412 in total between June 30, 2016 and June 30, 2017, as we have entered into the Third Term Loan in the amount of $200,000 and assumed the $40,600 mortgage on the Courtyard, Sunnyvale, CA which were partially offset by debt paydowns of $226,188 since June 30, 2016. While the balance of outstanding borrowings has risen since June 30, 2016, the corresponding interest expense has decreased due to a reduction in interest rate on outstanding debt.  The debt that was paid off since June 30, 2016 had a weighted average interest rate of 5.94% at June 30, 2016, while the $200,000 borrowing under the Third Term Loan as a fixed weighted average rate of 3.38% resulting in the majority of the decrease in interest expense for the six months ended June 30, 2017 when compared to 2016.

Gain on Disposition of Hotel Properties

During the six months ended June 30, 2017, the Company recorded a gain of $89,583 related to the sales of the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, the Hyatt House, Pleasanton, CA, and the Hyatt House, Pleasant Hill, CA.  This is compared to a gain on sale recognized during the six months ended June 30, 2016 of $95,276 related to the contribution of seven properties to the Cindat joint venture transaction and the sale of the Hyatt Place, King of Prussia, PA.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $4,482 from income of $1,307 for the six months ended June 30, 2016 compared to a loss of $3,175 during the same period in 2017.    We recognized a $16,239 gain on the remeasurement of investment in unconsolidated joint ventures related to our transfer and redemption of our joint venture interest in Mystic Partners, LLC.  In exchange for our interest in the partnership, we received 100% ownership of the Mystic Marriott Hotel & Spa and $11,623 in cash proceeds.

Income Tax Expense

During the six months ended June 30, 2017, the Company recorded an income tax expense of $2,905 compared to an income tax benefit of $3,070 for the six months ended June 30, 2016.    The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).  The 2017 taxable income forecasted from our consolidated TRS’s resulted in the Company recording an income tax expense for the six months ended June 30, 2017 compared to 2016 forecasted taxable losses that generated the income tax benefit recorded for the six months June 30, 2016.  Despite anticipating taxable income for the year ended 2017 at our consolidated TRS’s the Company anticipates that any federal tax liability will be fully absorbed by the application of net operating loss carryforwards.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the six months ended June 30, 2017 was $92,720 compared to $90,869 during the same period in 2016.  This increase was primarily related to an increase in income from unconsolidated joint venture investments, offset partially by an increase in income tax expense and a greater allocation of net income to noncontrolling interests and preferred shareholders.  An increase in dividends declared on preferred shares, which increased approximately $4,500 during the three months ended June 30, 2017 when compared to the same period in 2016, is due to the issuance of the Series D Preferred Shares and Series E Preferred Shares during 2016 offset by the redemption of Series B Preferred Shares during 2016.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the six months ended June 30, 2017 was $91,555 compared to $90,648 for the same period in 2016. For the six months ended June 30, 2017, we recorded comprehensive income of $109,504 compared to $106,319 for the six months ended June 30, 2016.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of June 30, 2017.

We have unsecured debt facilities in the aggregate of $960,520 which is comprised of a $460,520 senior unsecured credit facility and two unsecured term loans totaling $500,000. The unsecured credit facility (“Credit Facility”) contains a $210,520 unsecured term loan (“First Term Loan”) and a $250,000 unsecured revolving line of credit (“Line of Credit”). This Credit Facility expires on February 28, 2018 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable by $350,000 at our request, subject to the satisfaction of certain conditions.  Our two additional unsecured term loans are $300,000 (“Second Term Loan”) and $200,000 (“Third Term Loan”), which mature on August 10, 2020 and August 2, 2021, respectively.

As of June 30, 2017, the outstanding balance under the First Term Loan was $210,520, under the Second Term Loan was $300,000, under the Third Term Loan was $200,000 and we had no outstanding borrowings under the Line of Credit. As of June 30, 2017, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $140,485 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2017, we have $36,080 of indebtedness maturing on or before December 31, 2017. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

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

Common Share Repurchase Plan

In October 2016, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced upon the completion of the existing repurchase program. The new program will expire on December 31, 2017, unless extended by our Board of Trustees.  For the six months ended June 30, 2017, the Company repurchased no common shares.

Acquisitions

During the six months ended June 30, 2017, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Mystic Marriott Hotel & Spa, Groton, CT (1)	1/3/2017	$1,420	$40,440	$7,240	$899	*	$49,999	$41,333
The Ritz-Carlton, Coconut Grove, FL	2/1/2017	5,185	30,742	1,064	(291)	**	36,700	3,150
The Pan Pacific Hotel, Seattle, WA	2/21/2017	13,079	59,256	6,665	-		79,000	-
The Westin, Philadelphia, PA	6/29/2017	33,048	91,462	10,490	-		135,000	-
TOTAL		$52,732	$221,900	$25,459	$608		$300,699	$44,483

(1)	The Mystic Marriott Hotel & Spa was acquired as partial consideration within the transaction to redeem and transfer our joint venture interest in Mystic Partners, LLC.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate of $0.28 per common share per quarter or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2017, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the six months ended June 30, 2017 was $67,538 and cash used for the payment of distributions and dividends for the six months ended June 30, 2017 was $45,830, which included a special dividend of $8,343 that was funded by a portion of our proceeds from 2016 dispositions.

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

Spending on capital improvements during the six months ended June 30, 2017 increased when compared to spending on capital improvements during the six months ended June 30, 2016. During the six months ended June 30, 2017, we spent $22,015 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $18,276 during the same period in 2016. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.  In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the six months ended June 30, 2017, we spent $1,005 on hotel development projects compared to $0 during the same period of 2016.    We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2017 and 2016

Net cash provided by operating activities increased $24,841 from $42,697 for the six months ended June 30, 2016 to $67,538 for the comparable period in 2017. Net income, adjusted for non-cash items reflected in the statement of cash flows for the six months ended June 30, 2017 and 2016, increased by $2,666 for the six months ended June 30, 2017 when compared to 2016, partially driven by reduced costs in areas such as real estate taxes, and stock compensation expenses. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash used in investing activities for the six months ended June 30, 2017 was $69,078 compared to net cash provided by investing activities of $301,486 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we received $188,651 in proceeds from the disposition of five hotel properties. Additionally, we received $11,623 in proceeds from the sale of our joint venture interest in Mystic Partners. This is compared to $12,446 in proceeds from the disposition of one hotel and $428,811 in proceeds received from the contribution of seven hotels to the Cindat joint venture during the six months ended June 30, 2016. Offsetting these sources of funds were $249,291 for the purchase of three hotel properties during the six months ended June 30, 2017 compared to $126,245 for the purchase of two hotel properties during the six months ended June 30, 2016.

Net cash used in financing activities for the six months ended June 30, 2017 was $124,504 compared to net cash used in financing activities for the six months ended June 30, 2016 of $136,036. This is primarily due to $121,852 in repayments of mortgages payable offset partially by $43,900 in borrowings under the unsecured term loan facility during the six months ended June 30, 2017. During the six months ended June 30, 2016, we repaid amounts on the line of credit, unsecured term loan, and mortgages payable of $131,190.  Also during the six months ended June 30, 2016 we redeemed our Series B Preferred Shares in June 2016 for $115,000 and repurchased $39,127 of our Class A Common Shares, which were offset by $186,010 in proceeds from our Series D Preferred Shares.  In addition, dividends and distributions paid during the six months ended June 30, 2017 increased $10,356 when compared to the same period in 2016, due to the increased number of preferred shares outstanding over the comparable period, and the special dividend declared on common shares during the fourth quarter of 2016 that was paid during the first three months of 2017.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income applicable to common shareholders	$73,988	$102,190	$92,720	$90,869
Income allocated to noncontrolling interest	4,758	4,748	5,939	4,061
(Income) from unconsolidated joint ventures	(711)	(1,521)	(13,064)	(1,307)
Gain on disposition of hotel properties	(70,852)	(95,276)	(89,583)	(95,276)
Depreciation and amortization	20,114	18,495	39,576	38,555
Funds from consolidated hotel operations applicable to common shareholders and Common Units	27,297	28,636	35,588	36,902

Income from unconsolidated joint ventures	711	1,521	13,064	1,307
Gain from remeasurement of investment in unconsolidated joint ventures	-	-	(16,239)	-
Depreciation and amortization of difference between purchase price and historical cost (1)	(302)	(91)	(604)	29
Interest in depreciation and amortization of unconsolidated joint ventures (2)	2,305	3,433	6,439	4,039
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	2,714	4,863	2,660	5,375

Funds from Operations applicable to common shareholders and Common Units	$30,011	$33,499	$38,248	$42,277

Weighted Average Common Shares and Common Units
Basic	41,737,044	43,427,726	41,727,056	43,903,526
Diluted	44,923,792	46,047,585	44,874,865	46,505,229

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

As of June 30, 2017, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the underlying assets.  For the six months ended June 30, 2017, the Company incurred

$1,824 in acquisition costs that would have been subject to capitalization under this ASU.  This standard is effective for periods beginning after December 31, 2017, however early adoption is permitted.  The Company is evaluating the ultimate effect that ASU No. 2017-01 will have on our consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows.  Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This standard is effective for the Company for periods beginning after December 15, 2017.  The adoption of ASU No. 2016-18 will change the presentation of the statement of cash flows for the Company and we will utilize a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases.  The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized.  Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases.  We are also a lessor in certain office space and retail lease agreements related to our hotels.  While wwe do not anticipate any material change to the accounting for leases under which we are a lessor, we are still evaluating the impact, if any, this ASU will have on the accounting for our leasing arrangements as well as our disclosures within the notes to our financial statements. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  We are evaluating each of our revenue streams and related accounting policy under the standard.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue, however, our final evaluation has not been concluded.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate is continuing and will be impacted by the FASB definition of a business and in substance nonfinancial assets, which have recently been addressed through the issuance of ASU No. 2017-01 and ASU No. 2017-05, respectively.  The Company continues to evaluate the ultimate effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2017, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second and Third Term Loans and certain variable rate mortgages and notes payable. As of June 30, 2017, we had total variable rate debt outstanding of $723,789 with a weighted average interest rate of 3.43%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2017 would be an increase or decrease in our interest expense for the three and six months ended June 30, 2017 of $1,810 and $3,615.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of June 30, 2017, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY and Courtyard, LA Westside, Culver City, CA, and we have four interest rate swaps related to debt on the Hilton Garden Inn, 52nd Street, New York, NY, and our Second and Third Term Loans. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2017,  approximately 41% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 59% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Credit Facility, and First Term Loan.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2017 to be approximately $1,044,918 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2017 to be approximately $1,076,584.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2017, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2017	2018	2019	2020	2021	Thereafter	Total

Fixed Rate Debt	$555	$1,163	$1,434	$46,019	$223,595	$74,951	$347,717
Weighted Average Interest Rate	4.02%	4.02%	4.01%	3.93%	4.69%	4.69%	4.23%

Floating Rate Debt	$35,525	$26,074	$310,642	$300,000	$-	$51,548	$723,789
Weighted Average Interest Rate	3.52%	3.52%	3.53%	4.17%	4.17%	4.17%	3.85%

	$36,080	$27,237	$312,076	$346,019	$223,595	$126,499	$1,071,506

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2017.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.
3.1

Articles of Amendment to the Amended and Restated Declaration of Trust, dated April 26, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated April 26, 2017).

3.2

Articles Supplementary to the Amended and Restated Declaration of Trust, dated April 26, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated April 26, 2017).

10.1

Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 26, 2017).

10.2

Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership Robert W. Baird & Co. Incorporated (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated April 26, 2017).

10.3

Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K dated April 26, 2017).

10.4

Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K dated April 26, 2017).

10.5

Tenth Amendment to the Agreement of Limited Partnership of Hersha Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2017).

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

HERSHA HOSPITALITY TRUST

July 26, 2017	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)