Form 10-Q
period 2017-09-30
HERSHA HOSPITALITY TRUST
filed 2017-10-26
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 25, 2017, the number of Class A common shares of beneficial interest outstanding was 41,609,974  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	September 30, 2017	December 31, 2016
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$2,034,588	$1,767,570
Investment in Unconsolidated Joint Ventures	3,705	11,441
Cash and Cash Equivalents	57,529	185,644
Escrow Deposits	8,504	8,993
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $22 and $91	13,344	8,769
Due from Related Parties	4,708	18,332
Intangible Assets, Net of Accumulated Amortization of $5,987 and $4,532	16,969	16,944
Other Assets	46,107	39,370
Hotel Assets Held for Sale	-	98,473
Total Assets	$2,185,454	$2,155,536

Liabilities and Equity:
Line of Credit	$-	$-
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	721,361	663,500
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,617	50,578
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	311,200	337,821
Accounts Payable, Accrued Expenses and Other Liabilities	62,166	65,106
Dividends and Distributions Payable	17,588	26,050
Liabilities Related to Hotel Assets Held for Sale	-	51,428
Deferred Gain on Disposition of Hotel Assets	81,269	81,314
Total Liabilities	$1,244,201	$1,275,797

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,700,000 Series D and 4,000,000 Series E Shares Issued and Outstanding at September 30, 2017 and December 31, 2016, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at September 30, 2017 and 90,000,000 Shares Authorized at December 31, 2016; 41,608,976 and 41,770,514 Shares Issued and Outstanding at September 30, 2017 and December 31, 2016, respectively	416	418
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2017 and December 31, 2016	-	-
Accumulated Other Comprehensive Income	648	1,373
Additional Paid-in Capital	1,194,637	1,198,311
Distributions in Excess of Net Income	(309,864)	(364,831)
Total Shareholders' Equity	885,984	835,418

Noncontrolling Interests (Note 1):	55,269	44,321

Total Equity	941,253	879,739

Total Liabilities and Equity	$2,185,454	$2,155,536

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Hotel Operating Revenues	$129,510	$120,515	$374,478	$354,991
Other Revenues	79	92	1,113	192
Total Revenues	129,589	120,607	375,591	355,183

Operating Expenses:
Hotel Operating Expenses	76,917	66,779	220,706	198,397
Hotel Ground Rent	892	891	2,593	2,676
Real Estate and Personal Property Taxes and Property Insurance	8,419	7,307	24,113	24,412
General and Administrative (including Share Based Payments of $1,512 and $1,514, and $5,468 and $5,793 for the three and nine months ended September 30, 2017 and 2016, respectively)	4,919	5,400	16,142	17,255
Acquisition and Terminated Transaction Costs	297	170	2,121	1,733
Depreciation and Amortization	21,658	18,704	61,234	57,259
Property Losses in Excess of Insurance Recoveries	3,812	-	3,812	-
Total Operating Expenses	116,914	99,251	330,721	301,732

Operating Income	12,675	21,356	44,870	53,451

Interest Income	40	95	237	219
Interest Expense	(11,141)	(10,425)	(31,580)	(33,927)
Other Expense	(118)	(125)	(796)	(864)
(Loss) Gain on Disposition of Hotel Properties	(39)	(437)	89,544	94,839
Lease Buyout	294	-	294	-
(Loss) Gain on Debt Extinguishment	(312)	15	(586)	(1,076)
Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	1,399	10,479	101,983	112,642

Income (Loss) from Unconsolidated Joint Ventures	539	(3,717)	(2,636)	(2,410)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	-	-	16,239	-
Income (Loss) from Unconsolidated Joint Venture Investments	539	(3,717)	13,603	(2,410)

Income Before Income Taxes	1,938	6,762	115,586	110,232

Income Tax Benefit (Expense)	1,325	1,443	(1,580)	4,513

Net Income	3,263	8,205	114,006	114,745

Loss (Income) Allocated to Noncontrolling Interests	90	(211)	(5,849)	(4,273)
Preferred Distributions	(6,040)	(4,417)	(18,124)	(12,006)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	-	-	(4,021)

Net (Loss) Income Applicable to Common Shareholders	$(2,687)	$3,577	$90,033	$94,445

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.07)	$0.08	$2.15	$2.17

DILUTED
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.07)	$0.08	$2.13	$2.14

Weighted Average Common Shares Outstanding:
Basic	41,721,425	42,309,044	41,725,159	43,368,153
Diluted*	41,721,425	42,745,864	42,225,238	43,869,293

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common Units and Vested LTIP Units	2,783,895	2,241,857	2,710,861	2,161,088
Unvested Stock Awards and LTIP Units Outstanding	180,465	-	-	-
Contingently Issuable Share Awards	272,110	-	-	-
Total Potentially Dilutive Securities Excluded from the Denominator	3,236,470	2,241,857	2,710,861	2,161,088

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$3,263	$8,205	$114,006	$114,745
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	611	43	(348)	(496)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(144)	110	(424)	428
Total Other Comprehensive Income (Loss)	$467	$153	$(772)	$(68)

Comprehensive Income	3,730	8,358	113,234	114,677
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests	63	(211)	(5,802)	(4,273)
Less: Preferred Distributions	(6,040)	(4,417)	(18,124)	(12,006)
Less: Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	-	-	(4,021)
Comprehensive (Loss) Income Attributable to Common Shareholders	$(2,247)	$3,730	$89,308	$94,377

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2016	41,770,514	418	-	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	879,739
Unit Conversion	23,964	-	-	-	-	392	-	-	392	(23,964)	(392)	-
Repurchase of Common Shares	(264,805)	(3)	-	-	-	(4,746)	-	-	(4,749)	-	-	(4,749)
Common Units Issued	-	-	-	-	-	-	-	-	-	225,000	4,133	4,133
Dividends and Distributions declared:
Common Shares ($0.84 per share)	-	-	-	-	-	-	-	(35,066)	(35,066)	-	-	(35,066)
Preferred Shares	-	-	-	-	-	-	-	(18,124)	(18,124)	-	-	(18,124)
Common Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(1,673)	(1,673)
LTIP Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(1,146)	(1,146)
Dividend Reinvestment Plan	3,427	-	-	-	-	63	-	-	63	-	-	63
Share Based Compensation:
Grants	75,876	1	-	-	-	(506)	-	-	(505)	183,784	779	274
Amortization	-	-	-	-	-	1,123	-	-	1,123	-	3,445	4,568
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(725)	-	(725)	-	(47)	(772)
Net Income	-	-	-	-	-	-	-	108,157	108,157	-	5,849	114,006
Balance at September 30, 2017	41,608,976	416	-	14,700,000	147	1,194,637	648	(309,864)	885,984	3,223,366	55,269	941,253

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155
Repurchase of Common Shares	(2,605,649)	(26)	-	-	-	(49,023)	-	(2)	(49,051)	-	-	-	-	(49,051)
Preferred Shares
Preferred Share Offering, Net of Costs	-	-	-	7,700,000	77	185,922	-	-	185,999	-	-	-	-	185,999
Preferred Share Redemption	-	-	-	(4,600,000)	(46)	(114,954)	-		(115,000)	-	-	-	-	(115,000)
Dividends and Distributions declared:
Common Shares ($0.84 per share)	-	-	-	-	-	-	-	(36,095)	(36,095)	-	-	-	-	(36,095)
Preferred Shares	-	-	-	-	-	-	-	(12,006)	(12,006)	-	-	-	-	(12,006)
Common Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(1,431)	-	(1,431)	(1,431)
LTIP Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(1,137)	-	(1,137)	(1,137)
Dividend Reinvestment Plan	2,576	-	-	-	-	47	-	-	47	-	-	-	-	47
Share Based Compensation:
Grants	62,943	1	-	-	-	(613)	-	-	(612)	294,245	1,060	-	1,060	448
Amortization	-	-	-	-	-	1,036	-	-	1,036	-	5,082	-	5,082	6,118
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(68)	-	(68)	-	-	-	-	(68)
Exercise of Option to Acquire Noncontrolling Interest	-	-	-	-	-	(4,515)	-	-	(4,515)	-	-	2,197	2,197	(2,318)
Net Income (Loss)	-	-	-	-	-	-	-	110,472	110,472	-	4,710	(437)	4,273	114,745
Balance at September 30, 2016	41,917,238	419	-	10,700,000	107	1,104,159	(534)	(345,905)	758,246	2,613,546	40,160	-	40,160	798,406

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS]

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net Income	$114,006	$114,745
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(89,544)	(94,839)
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	(16,239)	-
Property Losses in Excess of Insurance Recoveries	3,812	-
Lease Buyout	(294)	-
Deferred Taxes	1,580	(4,513)
Depreciation	59,953	56,808
Amortization	2,592	1,204
Loss on Debt Extinguishment	586	1,076
Equity in Loss (Income) of Unconsolidated Joint Ventures	2,636	2,410
Distributions from Unconsolidated Joint Ventures	400	1,237
Loss Recognized on Change in Fair Value of Derivative Instrument	33	47
Share Based Compensation Expense	5,468	5,793
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(1,480)	1,018
Escrows	525	2,608
Other Assets	1,577	4,333
Due from Related Parties	13,624	(5,797)
(Decrease) Increase in:
Due to Related Parties	-	(8,789)
Accounts Payable, Accrued Expenses and Other Liabilities	(8,711)	904
Net Cash Provided by Operating Activities	$90,524	$78,245

Investing Activities:
Purchase of Hotel Property Assets	$(249,291)	$(238,848)
Deposits on Hotel Acquisitions	-	(4,000)
Capital Expenditures	(32,982)	(26,866)
Cash Paid for Hotel Development Projects	(1,500)	-
Proceeds from Disposition of Hotel Properties	188,612	21,093
Net Changes in Capital Expenditure Escrows	(36)	2,559
Proceeds from the Sale of Joint Venture Interests	11,623	-
Proceeds from Contribution of Hotel Property Assets to Unconsolidated Joint Venture	-	429,250
Repayment of Notes Receivable	2,000	-
Distributions from Unconsolidated Joint Ventures	-	2,184
Net Cash (Used in) Provided by Investing Activities	$(81,574)	$185,372

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS]

	Nine Months Ended September 30,
	2017	2016
Financing Activities:
Repayment of Borrowings Under Line of Credit, Net	$-	$(27,000)
Proceeds of Unsecured Term Loan Borrowing	58,380	102,000
Repayment of Borrowings Under Unsecured Term Loan Borrowing	-	(39,480)
Principal Repayment of Mortgages and Notes Payable	(122,312)	(156,921)
Cash Paid for Deferred Financing Costs	(3,344)	(1,828)
Cash Paid for Debt Extinguishment	(370)	(1,026)
Proceeds from Issuance of Preferred Shares, Net	-	185,999
Redemption of Series B Preferred Shares	-	(115,000)
Repurchase of Common Shares	(4,749)	(49,051)
Exercise of Option to Acquire Noncontrolling Interest	-	(2,318)
Dividends Paid on Common Shares	(43,401)	(36,803)
Dividends Paid on Preferred Shares	(17,729)	(11,699)
Distributions Paid on Common Units and LTIP Units	(3,279)	(2,485)
Other Financing Activities	(261)	-
Net Cash Used in Financing Activities	$(137,065)	$(155,612)

Net (Decrease) Increase in Cash and Cash Equivalents	$(128,115)	$108,005
Cash and Cash Equivalents - Beginning of Period	185,644	27,955

Cash and Cash Equivalents - End of Period	$57,529	$135,960

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner.  As of September 30, 2017, we owned an approximate 92.8%  partnership interest in HHLP, including a 1.0% general partnership interest.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership, subsidiary partnerships and our wholly owned Taxable REIT Subsidiary Lessee (“TRS Lessee”). All significant inter-company amounts have been eliminated.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a VIE or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIEs: HHLP, Cindat Hersha Owner JV, LLC; Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. As noted, HHLP meets the criteria as a VIE.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.    Cindat Hersha Owner JV, LLC and Cindat Hersha Lessee JV, LLC are both VIE entities, however because we are not the primary beneficiary in either entity, they are not consolidated by the Company. Our maximum exposure to losses from our investment in Cindat Hersha Owner JV, LLC is limited to our basis in the joint venture which is $0 as of September 30, 2017. Also, South Bay Boston, LLC leases hotel property and is a VIE. This entity is consolidated by the lessor, the primary beneficiary of the entity. Hersha Statutory Trust I and Hersha Statutory Trust II (collectively “Hersha Statutory

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Trusts”) are VIEs but the Company is not the primary beneficiary in these entities.  Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity, common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances.  The noncontrolling interest of Common Units and LTIP Units totaled $55,269 as of September 30, 2017 and $44,321 as of December 31, 2016.  As of September 30, 2017, there were 3,223,366 Common Units outstanding with a fair market value of $60,180, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at September 30, 2017 and December 31, 2016 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2017	December 31, 2016	Aggregate Liquidation Preference	Distribution Rate	2017	2016
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.2891	$1.2891
Series D	7,700,000	7,700,000	$192,500	6.500%	$1.2189	0.6094
Series E	4,000,000	4,000,000	$100,000	6.500%	$1.2189	-
Total	14,700,000	14,700,000

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions.  The provisions of the update will be effective for the Company starting January 1, 2019 with the early adoption available as early as the quarter ended September 30, 2017.  Based on the type of derivative instruments within the Company’s portfolio, we do not anticipate this update to have a material effect on our consolidated financial statements and related disclosures, however, we are currently assessing the ultimate impact of this update.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the underlying assets.  The Company expects the standard to have an impact on our financial statements in periods during which we complete significant hotel acquisitions.  For instance, during the nine months ended September 30, 2017, the Company incurred $2,121 in expenses related to acquisition costs that would have been subject to capitalization under this ASU.  This standard is effective for periods beginning after December 31, 2017, however early adoption is permitted.

Effective January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold a percentage of the shares issuable upon settlement of an award up to the maximum individual statutory tax rate without causing the award to be classified as a liability. The Company has elected to expense forfeitures of share-based award as they occur as our accounting policy.  The adoption of ASU No. 2016-09 had no material impact on our consolidated financial statements and related disclosures.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases.  The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized.  Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases.  We are also a lessor in certain office space and retail lease agreements related to our hotels.  While we do not anticipate any material change to the accounting for leases under which we are a lessor, we are still evaluating the impact this ASU will have on the accounting for our leasing arrangements as well as our disclosures within the notes to our financial statements. This standard will be effective for the first annual reporting period beginning after December 15, 2018.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  We are evaluating each of our revenue streams and related accounting policy under the standard.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or modified retrospective transition method.  The modified retrospective method allows for, among other things, a cumulative adjustment to opening equity upon adoption of the standard.  The Company continues to evaluate the ultimate effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue, however, our final evaluation has not been concluded.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate is continuing and will be impacted by the FASB definition of a business and in substance nonfinancial assets, which have recently been addressed through the issuance of ASU No. 2017-01 and ASU No. 2017-05, respectively.  Based on the provisions of ASU No. 2017-01 and ASU No. 2017-05, the Company would expect any future sales of interests in hotel properties to likely meet the criteria for full gain on sale recognition.  This treatment is not different from our historical position when selling our entire interest in hotel properties, however, this is different than the historical treatment in certain instances where the Company sold partial interests in hotel properties.  In particular, during 2016 the Company sold partial interests in seven hotel properties to a third party (“Cindat Sale”) resulting in an approximate $81 million deferred gain based on prevailing GAAP at the time of the transaction.  The Company anticipates utilizing the modified retrospective transition method with available practical expedients upon adopting ASU No. 2014-09.  As such, the Company is analyzing the Cindat Sale to assess whether it is defined to be a closed contract under the guidance of ASU No. 2014-09 which may result in no change to the deferred gain amount recorded in conjunction with the Cindat Sale.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Land	$538,322	$499,484
Buildings and Improvements	1,625,695	1,383,266
Furniture, Fixtures and Equipment	248,142	204,212
Construction in Progress	2,450	950
	2,414,609	2,087,912

Less Accumulated Depreciation	(380,021)	(320,342)

Total Investment in Hotel Properties	$2,034,588	$1,767,570

Acquisitions

We acquired the following properties during the nine months ended September 30, 2017:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Mystic Marriott Hotel & Spa, Groton, CT (1)	1/3/2017	$1,420	$40,440	$7,240	$899	*	$49,999	$41,333
The Ritz-Carlton, Coconut Grove, FL	2/1/2017	5,185	30,742	1,064	(291)	**	36,700	3,150
The Pan Pacific Hotel, Seattle, WA	2/21/2017	13,079	59,256	6,665	-		79,000	-
Philadelphia Westin, Philadelphia, PA	6/29/2017	19,154	103,451	12,028	367	***	135,000	-
TOTAL		$38,838	$233,889	$26,997	$975		$300,699	$44,483

(1) The Mystic Marriott Hotel & Spa was acquired as partial consideration within the transaction to redeem and transfer our joint venture interest in Mystic Partners, LLC.  See Note 3 for further description of the transaction.

* Consists entirely of $899 of advanced bookings.

** Includes an intangible asset for a lease-in-place of $229, and a below market lease liability of $520.

*** Consists entirely of $367 of advanced bookings.

The Company is currently finalizing our analysis of the fair value of assets acquired and liabilities incurred in connection with the purchase of the Ritz Carlton, Coconut Grove.  As such, the amounts reported in the table above are preliminary.  We expect the amounts will be finalized within the one year remeasurement period as defined within ASC 805.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the three and nine months ended September 30, 2017,  we incurred $297 and $2,121 in costs related to acquired assets and terminated transactions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

The following table illustrates total revenues and total net income, including related acquisition costs, included in the consolidated statement of operations for the three and nine months ended September 30, 2017 for the hotels we acquired or assumed ownership during the nine months ended September 30, 2017 and consolidated since the date of acquisition of the hotels.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Hotel	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Mystic Marriott Hotel & Spa, Groton, CT	$5,667	$744	$15,819	$1,303
The Ritz-Carlton, Coconut Grove, FL	2,377	(695)	8,921	(774)
The Pan Pacific Hotel, Seattle, WA	4,485	669	9,795	638
Philadelphia Westin, Philadelphia, PA	6,758	1,308	6,787	296

Total	$19,287	$2,026	$41,322	$1,463

Lease Buyout

During November 2016, we signed an agreement with our restaurant lessee at the Courtyard Cadillac Miami to buyout the remainder of their current lease.  The agreement was made in conjunction with our overall property improvement plan, which will also include room and common area upgrades, with the intention to rebrand the hotel to a more upscale Marriott brand.    As defined by terms of the agreement, we were contractually obligated to pay total consideration to complete the buyout of $10,000 and issue 450,000 operating partnership units.  During the fourth quarter of 2016, we paid $5,000 and issued 225,000 units valued at $4,400 with the remainder of the consideration due upon completion of the buyout.  During 2016, we accounted for this transaction in accordance with ASU 420 “Exit or Disposal Cost Obligations,” recording the entire amount of consideration as an expense at the time of agreement execution, resulting in a total expense of $18,831.  This recorded expense was partially offset by the write-off of an intangible liability related to the lease of $2,000 during the fourth quarter of 2016.  In September 2017, we completed the buy-out through the payment of $5,000 and the issuance of 225,000 units valued at $4,133.

Property Damage from Natural Disaster

During September 2017, all six of our hotels located in South Florida incurred property damage and an interruption of business operations as a result of Hurricane Irma.  Two of our hotels, the Courtyard Cadillac Miami and the Parrot Key Hotel & Resort, incurred significant physical damage and have been closed since the disaster with the expectation to open for business during the first quarter of 2018.  The remaining four properties have resumed normal business activities as of September 30, 2017.  Based on our initial assessments, we have recorded estimated property impairment and remediation losses of $10,194 during the three and nine months ended September 30, 2017 offset by a corresponding insurance claim receivable of $6,382 for a net loss in excess of estimated insurance recoveries of $3,812.  Our current insurance policies also contain coverage for income lost due to business interruption from covered losses.  Any recoveries obtained through business interruption coverage will be recorded as a gain at such time that the recovery is probable.  The Company recorded $0 gain related to business interruption insurance coverage during the three and nine months ended September 30, 2017.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

On January 5, 2017, the Company closed on the sales of the Residence Inn, Greenbelt, MD, and the Courtyard, Alexandria, VA to an unaffiliated buyer for a combined total sales price of $62,000 resulting in a gain on sale of approximately $18,731.  The Residence Inn, Greenbelt, MD was acquired by the Company in July 2004 and the Courtyard, Alexandria, VA was acquired by the Company in September 2006. The operating results for these hotels are included in operating income as shown in the consolidated statements of operations for the period owned during the nine months ended September  30, 2017 and 2016 as disposition of these hotels does not represent a strategic shift in our business.

On June 8, 2017, the Company closed on the sale of the Hyatt House, Scottsdale, AZ, Hyatt House, Pleasant Hill, CA, and Hyatt House, Pleasanton, CA to an unaffiliated buyer for a sales price of $130,500 resulting in a gain on sale of approximately $70,852.  All three of the properties were acquired by the Company in December 2006.  The operating results for these hotels are included in operating income as shown in the consolidated statements of operations for the period owned during the three and nine months ended September  30, 2017 and 2016 as disposition of these hotels does not represent a strategic shift in our business.

Assets Held For Sale

There are no assets held for sale as of September 30, 2017.  The table below shows the balances classified as assets held for sale as of December 31, 2016:

December 31, 2016

Land	$22,208
Buildings and Improvements	105,663
Furniture, Fixtures and Equipment	24,187
152,058

Less: Accumulated Depreciation & Amortization	(53,585)

Assets Held for Sale	$98,473

Liabilities Related to Assets Held for Sale	$51,428

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three and nine months ended September 30, 2017 and 2016 are presented as if the hotels acquired by the Company in 2017 and 2016 had been acquired as of January 1, 2017 and 2016, respectively. The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2017 and 2016, nor do they purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro Forma Total Revenues	$129,589	144,563	$393,610	$438,810

Pro Forma Net Income	3,263	11,054	119,340	121,983
(Income) Loss Allocated to Noncontrolling Interest	90	(354)	(6,174)	(4,617)
Preferred Distributions	(6,040)	(4,417)	(18,124)	(12,006)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	-	-	(4,021)
Pro Forma (Loss) Income Applicable to Common Shareholders	$(2,687)	$6,283	$95,042	$101,339

Pro Forma (Loss) Income Applicable to Common Shareholders per Common Share
Basic	$(0.07)	$0.15	$2.28	$2.34
Diluted	$(0.07)	$0.15	$2.25	$2.31

Weighted Average Common Shares Outstanding
Basic	41,721,425	42,309,044	41,725,159	43,368,153
Diluted	41,721,425	42,745,864	42,225,238	43,869,293

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2017 and December 31, 2016, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred
Joint Venture	Hotel Properties	Owned	Return	September 30, 2017	December 31, 2016

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$1,364	$913
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	2,341	2,112
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	30.0%	*	-	3,717
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	-	4,699
				$3,705	$11,441

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

Income/Loss Allocation

For the Cindat Hersha Owner JV, LLC cash available for distribution will be distributed (1) to us until we receive a 9% annual rate of return on our contributed $43,194 preferred equity interest, (2) then to Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 9.5%, and (3) then to us until we receive an 8% return on our contributed $60,857 junior common equity interest.  Any cash available for distribution remaining will be split 30% to us and 70% to Cindat.  Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture. Beginning June 30, 2016, a lender to the Owner JV determined that certain debt coverage ratio covenants contained in its loan agreement were not met. Pursuant to these agreements, the lender elected to escrow the operating cash flow for Owner JV, which continues as of September 30, 2017. The failure to meet these covenants, however, does not constitute an event of default.  As of September 30, 2017, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture.  This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Income (loss) recognized during the three and nine months ended September 30, 2017 and 2016, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SB Partners, LLC	$216	$195	$451	$483
Hiren Boston, LLC	323	406	630	692
Cindat Hersha Owner JV, LLC	-	(80)	(3,717)	(239)
Mystic Partners, LLC	-	(4,238)	-	(3,346)
Income (Loss) from Unconsolidated Joint Venture Investments	$539	$(3,717)	$(2,636)	$(2,410)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.

Balance Sheets

	September 30, 2017	December 31, 2016
Assets
Investment in Hotel Properties, Net	$563,409	$647,548
Other Assets	42,331	45,576
Total Assets	$605,740	$693,124

Liabilities and Equity
Mortgages and Notes Payable	$351,906	$432,173
Other Liabilities	8,238	36,275
Equity:
Hersha Hospitality Trust	90,090	119,892
Joint Venture Partner(s)	155,763	104,784
Accumulated Other Comprehensive Loss	(257)	-
Total Equity	245,596	224,676

Total Liabilities and Equity	$605,740	$693,124

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Room Revenue	$25,837	$37,757	$66,845	$81,715
Other Revenue	499	5,718	1,453	17,213
Operating Expenses	(11,632)	(23,433)	(31,988)	(56,999)
Lease Expense	(164)	(278)	(504)	(860)
Property Taxes and Insurance	(2,948)	(3,326)	(8,444)	(6,404)
General and Administrative	(1,428)	(2,636)	(3,956)	(5,985)
Depreciation and Amortization	(3,152)	(4,040)	(9,157)	(9,049)
Interest Expense	(5,375)	(6,146)	(15,473)	(12,410)
Acquisition Costs	-	-	-	(1,499)
Loss Allocated to Noncontrolling Interests	-	(10)	-	(50)
Net Income (Loss)	$1,637	$3,606	$(1,224)	$5,672

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Our share of equity recorded on the joint ventures' financial statements	$90,090	$119,892
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(86,385)	(108,451)
Investment in Unconsolidated Joint Ventures	$3,705	$11,441

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS

Other Assets

Other Assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Derivative Asset	$1,963	$1,835
Deferred Financing Costs	2,483	1,383
Prepaid Expenses	9,336	9,217
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	3,307	2,641
Deposits with Unaffiliated Third Parties	4,581	3,332
Deferred Tax Asset, Net of Valuation Allowance of $804	14,616	16,197
Property Insurance Receivable	6,382	-
Other	1,891	3,217
	$46,107	$39,370

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

Deferred Tax Asset – We have approximately $14,616 of net deferred tax assets as of September 30, 2017. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $14,616 of net deferred tax assets in the future.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

Mortgages payable at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Mortgage Indebtedness	$312,129	$338,529
Net Unamortized Premium	1,928	2,313
Net Unamortized Deferred Financing Costs	(2,857)	(3,021)
Mortgages Payable	$311,200	$337,821

Liabilities Related to Hotel Assets Held for Sale	$-	$51,428

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages.  Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.48% to 6.30% as of September 30, 2017.   Aggregate interest expense incurred under the mortgage loans payable totaled $3,172 and $4,930, and $9,202 and $16,921 during the three and nine months ended September 30, 2017 and 2016, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of September 30, 2017.

As of September 30, 2017, the maturity dates for the outstanding mortgage loans ranged from January 2018 to September 2025.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $931 and $970 as of September 30, 2017 and December 31, 2016, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 4.36% and 3.80%,  and 4.17% and 3.69% during the three and nine months ended September 30, 2017 and 2016, respectively.  Interest expense in the amount of $562 and $490, and $1,614 and $1,427 was recorded for the three and nine months ended September 30, 2017 and 2016, respectively.

Credit Facilities

We maintain three unsecured credit agreements which aggregate to $975,000 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. The first credit agreement was amended and restated during the third quarter of 2017.  The first credit facility now provides for a $475,000 senior unsecured credit facility (“Credit Facility”) which was an increase over the existing credit facility capacity of $460,520. The Credit Facility consists of a $250,000 senior unsecured revolving line of credit (“Line of Credit”), for which the balance remained unchanged as a result of the refinance, and a senior unsecured term loan (“First Term Loan”) for which the balance increased to $225,000 from $210,520 during the refinance. The Credit Facility expires on August 10, 2022, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one- year period. The Credit Facility is also expandable to $875,000 at our request, subject to the satisfaction of certain conditions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Our second credit agreement provides for a $300,000 senior unsecured term loan agreement (“Second Term Loan”) and expires on August 10, 2020.

Our third credit agreement provides for a $200,000 senior unsecured term loan agreement (“Third Term Loan”) and expires on August 2, 2021.

The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of September 30, 2017, the following hotel properties were borrowing base assets:

- Courtyard, Brookline, MA	- Sheraton, Wilmington South, DE
- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Washington, DC
- Envoy Hotel, Boston, MA	- Ritz Carlton, Washington, DC
- The Boxer, Boston, MA	- Hilton Garden Inn, M Street, Washington, DC
- Hampton Inn, Seaport, NY	- Residence Inn, Coconut Grove, FL
- The Duane Street Hotel, NY	- The Winter Haven, Miami, FL
- Hampton Inn, Pearl Street, NY	- The Blue Moon, Miami, FL
- Holiday Inn Express, 29th Street, NY	- Courtyard, Miami, FL
- Sheraton Hotel, JFK Airport, New York, NY	- The Parrot Key Hotel & Resort, Key West, FL
- Hilton Garden Inn, JFK Airport, New York, NY	- TownePlace Suites, Sunnyvale, CA
- NU Hotel, Brooklyn, NY	- The Ambrose Hotel, Santa Monica, CA
- Hyatt House White Plains, NY	- Courtyard, San Diego, CA
- Holiday Inn Express Chester, NY	- The Pan Pacific Hotel, Seattle, WA
- Hampton Inn, Philadelphia, PA	- Residence Inn, Tyson's Corner, VA
- The Rittenhouse, Philadelphia, PA	- Hyatt House Gaithersburg, MD
- The Westin, Philadelphia, PA	- Mystic Marriott Hotel & Spa, Groton, CT

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	September 30, 2017	December 31, 2016
Line of Credit	1.50% to 2.25%	$-	$-
First Term Loan	1.45% to 2.20%	225,000	210,520
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	200,000	156,100

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

On March 23, 2017, we entered into an interest rate swap associated with our $300,000 Second Term Loan, which became effective beginning on August 10, 2017. This swap effectively fixes the interest rate of the Second Term Loan at 3.6930% from the effective date through August 9, 2018.  For the period from August 10, 2018 to August 11, 2019, the interest rate will be fixed at 4.1155%.  For the period from August 12, 2019 through maturity, the interest rate will be fixed at 4.3925%. This swap matures on August 10, 2020.

The balance of the Term Loans is offset by $3,639 and $3,120 in net deferred financing costs as of September 30, 2017 and December 31, 2016, respectively. These costs were incurred as a result of originating the term loan borrowings and are amortized over the life of these loans.

The Credit Facility and the Term Loans include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,075,000, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·a fixed charge coverage ratio of not less than 1.50 to 1.00;

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 45%.

The Company is in compliance with all of the covenants as of September 30, 2017.

The Company recorded interest expense of $6,572 and $3,983, and $17,793 and $12,546 related to borrowings drawn on the Credit Facility and Term Loans for the three and nine months ended September 30, 2017 and 2016, respectively. The weighted average interest rate on the Credit Facility and Term Loans was 3.61% and 2.80%, and 3.35% and 2.71% for the three and nine months ended September 30, 2017 and 2016, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and nine months ended September 30, 2017 and 2016, we capitalized $0 of interest expense to ongoing capital improvement projects.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three and nine months ended September 30, 2017 and 2016 was $442 and $645, and $1,703 and $1,945, respectively.

New Debt/Refinance

On August 10, 2017, we amended and restated our existing credit facility, which now consists of a $250 million senior unsecured revolving line of credit and a $225 million senior unsecured term loan referred to above as the First Term Loan.  The Credit Facility was due to expire on February 28, 2018, but will now expire on August 10, 2021.  In conjunction with this transaction we recognized $280 in debt extinguishment costs.

On August 1, 2017, we refinanced the outstanding mortgage debt with an original principal balance of $35,000 secured by the Courtyard Culver City, Los Angeles, CA.  The loan was due to mature on September 29, 2017, but will now mature on August 1, 2021.  We incurred approximately $32 in expense in third party fees.

On February 24, 2017, we refinanced the outstanding mortgage debt with an original principal balance of $45,000 secured by the Hilton Garden Inn, 52nd Street, NY. The loan was due to mature in May 2017, but will now mature on February 24, 2020. We incurred approximately $94 in expense in third party fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2017 and 2016, base management fees incurred totaled $3,650, and $3,385,  and $10,208 and $9,994,  respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2017 and 2016, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2017 and 2016 were $6,385 and $6,252,  and $17,937 and $18,899,  respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2017 and 2016, the Company incurred accounting fees of $326 and $341, and $998 and $1,088, respectively. For the three and nine months ended September 30, 2017 and 2016, the Company incurred information technology fees of $107 and $115, and $329 and $346 respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2017 and 2016, we incurred fees of $140 and $307, and $781 and $1,036 respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

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

Hotel Supplies

For the three and nine months ended September 30, 2017 and 2016, we incurred charges for hotel supplies of $45 and $41, and $126 and $101, respectively. For the three and nine months ended September 30, 2017 and 2016, we incurred charges for capital expenditure purchases of $651 and $613, and $1,512 and $1,927, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $8 and $1 is included in accounts payable at September 30, 2017 and December 31, 2016, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2017 and December 31, 2016 was approximately $4,708 and $18,332, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of September 30, 2017 and December 31, 2016 was $0.

Hotel Ground Rent

For the three and nine months ended September 30, 2017 and 2016, we incurred $892 and $891, and $2,593 and $2,676, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

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

As of September 30, 2017, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of September 30, 2017 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates.  The table on the following page presents our derivative instruments as of September 30, 2017 and December 31, 2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	September 30, 2017	December 31, 2016

Term Loan Instruments:
Third Term Loan	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	150,000	$1,843	$1,773
Third Term Loan (1)	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	October 3, 2019	50,000	(69)	-
Second Term Loan (2)	Swap	1.443%	1-Month LIBOR + 2.25%	August 10, 2017	August 10, 2020	300,000	(894)	-

Mortgages:
Hyatt, Union Square, New York, NY	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	5	54
Hilton Garden Inn 52nd Street, New York, NY (3)	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	44,325	79	-
Courtyard, LA Westside, Culver City, CA (4)	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	37	-
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	-	-	(1)
Hilton Garden Inn 52nd Street, New York, NY (3)	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	44,325	-	(26)
Courtyard, LA Westside, Culver City, CA (4)	Cap	3.000%	1-Month LIBOR + 3.00%	October 27, 2015	September 29, 2017	35,000	-	8

							$1,001	$1,808

(1) On March 14, 2017, we entered into an interest rate swap associated with our $50,000 of our $200,000 Third Term Loan, which became effective on April 3, 2017. This swap effectively fixes the interest rate of the Third Term Loan at 3.894%. This swap matures on October 3, 2019.

(2) On March 23, 2017, we entered into an interest rate swap associated with our $300,000 Second Term Loan, which became effective beginning on August 10, 2017. This swap effectively fixes the interest rate of the Second Term Loan at 3.6930% from the effective date through August 9, 2018.  For the period from August 10, 2018 to August 11, 2019, the interest rate will be fixed at 4.1155%.  For the period from August 12, 2019 through maturity, the interest rate will be fixed at 4.3925%. This swap matures on August 10, 2020.

(3) On February 24, 2017, we refinanced the debt associated with the Hilton Garden Inn 52nd Street, New York, NY. As a result, we entered into an interest rate swap with a strike rate of  1.60%. The interest rate swap designated as a hedge against the refinanced mortgage note matured on February 21, 2017.

(4) On August 1, 2017, we refinanced debt associated with the Courtyard, LA Westside, Culver City, CA.  Concurrently, we entered into an interest rate swap with a strike rate of 1.683%.  The interest rate cap designated as a hedge against the old refinanced mortgage note was due to mature on September 29, 2017 and was terminated upon the refinance.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of certain swaps and our interest rate caps with a positive balance is included in other assets at September 30, 2017 and December 31, 2016. The fair value of certain of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at September 30, 2017 and December 31, 2016.

The net change in fair value of derivative instruments designated as cash flow hedges was a  gain of $467 and a gain of $153 for the three months ended September 30, 2017 and 2016, respectively, and a loss of $772 and a loss of $68 for the nine months ended September 30, 2017 and 2016, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $144 and $110, and $424 and $428 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three and nine months ended September 30, 2017 and 2016, respectively. For the next twelve months ending September 30, 2018,  we estimate that an additional $65 will be reclassified as a decrease to interest expense.

Fair Value of Debt

We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2017, the carrying value and estimated fair value of our debt were $1,083,178 and $1,061,598 respectively.  As of December 31, 2016, the carrying value and estimated fair value of our debt were $1,103,327 and $1,098,248, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

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

On March 10, 2017, the Compensation Committee approved the 2017 Annual Long Term Equity Incentive Program (“2017 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan.  These awards are earned under the 2017 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  In addition, the Compensation Committee provided the option to the executive officers to elect shares in lieu of cash payment under the 2017 annual cash incentive program (“2017 ACIP”).  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of September 30, 2017,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2017 Annual EIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
March 28, 2017
(2016 Annual EIP)	122,727	3 years	25%/year (1)	30,680	-	$680	$-
March 30, 2016
(2015 Annual EIP)	183,396	3 years	25%/year (1)	91,696	91,696	411	868
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	96,623	96,623	56	225
December 23, 2014	258,899	5 years	33% Year 3, 4, 5 (2)	258,899	172,599	-	457
	693,854			477,898	360,918	$1,147	$1,550

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

Stock based compensation expense related to the Annual Long Term Equity Incentive Programs and 2017 ACIP of $938 and $952 and, $3,044 and $3,314 was incurred during the three and nine months ended September 30, 2017 and 2016, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Programs as of September 30, 2017 and December 31, 2016 was $1,147 and $1,550, respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 10, 2017, the Compensation Committee approved the 2017 Multi-Year Long Term Equity Incentive Program (“2017 Multi-Year EIP”). This program has a three-year performance period which commenced on January 1, 2017 and ends December 31, 2019. As of September 30, 2017, no shares or LTIP Units have been issued to the executive officers in settlement of 2017 Multi-Year EIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

				Units Vested		Unearned Compensation
Compensation Committee Approval Date	LTIP Units Issued	LTIP Issuance Date	Performance Period	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
March 10, 2017
(2017 Multi-Year EIP)	-	N/A	1/1/2017 to 12/31/2019	-	-	$972	$-
March 17, 2016
(2016 Multi-Year EIP)	-	N/A	1/1/2016 to 12/31/2018	-	-	666	888
March 18, 2015
(2015 Multi-Year EIP)	-	N/A	1/1/2015 to 12/31/2017	-	-	249	397
April 11, 2014
(2014 Multi-Year EIP)	61,057	3/28/2017	1/1/2014 to 12/31/2016	30,524	-	110	283
	61,057			30,524	-	$1,997	$1,568

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

Stock based compensation expense of $309 and $343 and, $1,289 and $1,527 was recorded for the three and nine months ended September 30, 2017 and 2016, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of September 30, 2017 and December 31, 2016, respectively, was $1,997, and $1,568.

Restricted Share Awards

In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of $187 and $150 and, $473 and $407 was incurred during the three and nine months ended September 30, 2017 and 2016, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2017 and December 31, 2016 was $843 and $505, respectively.  The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Range of Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
2017	44,125	$18.47-18.53	2-4 years	25-50% /year	885	-	$644	$-
2016	30,070	18.02-21.11	2-4 years	25-50% /year	18,160	497	141	348
2015	23,281	21.76-28.09	2-4 years	25-50% /year	20,815	13,733	58	157
Total	97,476				39,860	14,230	$843	$505

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Trustees

Board Fee Compensation

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 30, 2016, we issued 4,395 shares which do not fully vest until December 31, 2017.  Compensation expense incurred for the three and nine months ended September 30, 2017 and 2016 was $23 and $37 and, $71 and $74, respectively. The following table is a summary of all unvested share awards issued to trustees in lieu of board fee compensation:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2017	December 31, 2016
December 30, 2016	4,395	$21.50	12 months	100%	$24	$94

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three and nine months ended September 30, 2017 and 2016 was $20 and $15 and, $58 and $45, respectively.  Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $109 and $167 as of September 30, 2017 and December 31, 2016, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
December 30, 2016	5,000	3 years	33% /year	-	-	$81	$108
March 30, 2016	2,500	3 years	33% /year	835	835	22	35
December 30, 2014	2,500	3 years	33% /year	1,670	1,670	6	24
				2,505	2,505	$109	$167

Share Awards

Compensation expense related to share awards issued to the Company’s trustees of $322 and $319 was incurred during the nine months ended September 30, 2017 and 2016, respectively, and is recorded in general and administrative expense on the statement of operations.  Share grants issued to the Company’s trustees are immediately vested.  On June 6, 2017, an aggregate of 17,074 shares were issued to the Company’s trustees at a price per share on the date of grant of $18.86.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $35 and $17 and, $211 and $107 for the three and nine months ended September 30, 2017 and 2016, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2017 and December 31, 2016 was  $137 and $79, respectively.  The following table is a summary of all unvested share awards issued to non-employees under the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
March 28, 2017	15,000	$18.53	2 years	50% /year	7,625	-	$137	$-
March 30, 2016	7,350	$21.11	2 years	50% /year	7,350	3,750	-	79
Total	22,350				14,975	3,750	$137	$79

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NUMERATOR:
Basic and Diluted*
Net Income	$3,263	$8,205	$114,006	$114,745
Loss (Income) allocated to Noncontrolling Interests	90	(211)	(5,849)	(4,273)
Distributions to Preferred Shareholders	(6,040)	(4,417)	(18,124)	(12,006)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(90)	(119)	(286)	(376)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	-	-	(4,021)
Net (Loss) Income attributable to Common Shareholders	$(2,777)	$3,458	$89,747	$94,069

DENOMINATOR:
Weighted average number of common shares - basic	41,721,425	42,309,044	41,725,159	43,368,153
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	-	241,771	195,645	227,572
Contingently Issued Shares and Units	-	195,049	304,434	273,568
Weighted average number of common shares - diluted	41,721,425	42,745,864	42,225,238	43,869,293

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2017 and 2016 totaled $29,770  and $32,991 respectively.  Cash paid for income taxes during the nine months ended September 30, 2017 and 2016 totaled $757 and $781, respectively.  The following non-cash investing and financing activities occurred during the nine months ended September 30, 2017 and 2016:

	2017	2016
Common Shares issued as part of the Dividend Reinvestment Plan	$63	$47
Acquisition of hotel properties:
Assets acquired through joint venture assignment and assumption	49,999	-
Debt assumed, including premium	44,483	14,750
Deposit paid in prior period towards acquisition which closed in current period	-	5,000
Conversion of Common Units to Common Shares	392	-
Issuance of Common Units	4,133	-
Accrued payables for fixed assets placed into service	1,378	298
Contribution of fixed assets to joint venture	-	264,658

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

● environmental uncertainties and risks related to natural disasters, including our ability to forecast expenses and delays associated with repairs to our hotels damaged by Hurricane Irma;

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

BACKGROUND

As of September 30, 2017, we owned interests in 51 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 42 wholly-owned hotels and interests in 9 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2017, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

We expect continued stability and improvement in consumer and commercial spending and lodging demand in many of our markets during 2017. However some markets, such as New York City and South Florida, are encountering less favorable supply and demand dynamics, which could affect individual hotel performance.  During the third quarter of 2017 we experienced business interruptions for our hotels located in South Florida due to Hurricane Irma.  The Courtyard Cadillac Hotel in Miami, FL and the Parrot Key Hotel and Resort in Key West, FL have been closed since August 10, 2017 and we expect for both hotels to remain closed for repairs and renovations through the end of the fourth quarter of 2017.  As a result of Hurricane Irma, during the nine months ended September 30, 2017, we recorded an impairment loss of $3.8 million which represents our estimate of property damage and remediation costs incurred up to our insurance policy deductibles.  We continue to evaluate the financial impact of Hurricane Irma and our ability to recover, through our insurance policies, losses due to interruption of business or damage to property.  Industry wide occupancy has surpassed peak occupancy from the previous cycle which should allow hotel operators to increase ADR across the United States (“U.S.”). International visitation to the U.S. is expected to grow at a compound annual growth rate of 3.3% through 2021, according to the National Travel and Tourism Office. However, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The table below outlines operating results for the Company’s portfolio of wholly owned hotels consolidated in our financial statements for the three and nine months ended September 30, 2017 and 2016.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three and nine months ended September 30, 2017 and 2016, there are 42 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 for our comparable hotels.

For the comparison of September 30, 2017 to September 30, 2016, comparable hotel operating results contain results from our consolidated hotels owned as of September 30, 2017, excluding the results of all hotels sold since December 31, 2015.  The comparison of the nine months ended September 30, 2017 to September 30, 2016 includes results as reported by the prior owners for the following hotels acquired since December 31, 2015:

•	Sanctuary Resort – Monterey, CA (acquired 1/28/2016)
•	Hilton Garden Inn M Street – Washington, DC (acquired 3/9/2016)
•	The Envoy – Boston, MA (acquired 7/21/2016)
•	Courtyard – Sunnyvale, CA (acquired 10/20/2016)
•	The Ambrose – Santa Monica, CA (acquired 12/1/2016)
•	Mystic Marriott Hotel & Spa – Groton, CT (acquired 1/3/2017)
•	The Ritz-Carlton – Coconut Grove, FL (acquired 2/1/2017)
•	The Pan Pacific Hotel – Seattle, WA (acquired 2/21/2017)
•	The Westin – Philadelphia, PA (acquired 6/29/2017)

The comparison of the three months ended September 30, 2017 to September 30, 2016 includes results as reported by the prior owners for the following hotels acquired since June 30, 2016:

•	The Envoy – Boston, MA (acquired 7/21/2016)
•	Courtyard – Sunnyvale, CA (acquired 10/20/2016)
•	The Ambrose – Santa Monica, CA (acquired 12/1/2016)
•	Mystic Marriott Hotel & Spa – Groton, CT (acquired 1/3/2017)
•	The Ritz-Carlton – Coconut Grove, FL (acquired 2/1/2017)
•	The Pan Pacific Hotel – Seattle, WA (acquired 2/21/2017)
•	The Westin – Philadelphia, PA (acquired 6/29/2017)

COMPARABLE CONSOLIDATED HOTELS:
(includes 42 hotels in both periods)
	Three Months Ended			Nine Months Ended,
	September 30,			September 30,
	2017	2016	Variance	2017	2016	Variance

Occupancy	87.2%	87.7%	- 49 bps	83.9%	83.6%	27 bps
Average Daily Rate (ADR)	$214.39	$217.49	-1.4%	$214.97	$214.29	0.3%
Revenue Per Available Room (RevPAR)	$186.90	$190.66	-2.0%	$180.29	$179.14	0.6%

Room Revenues	$107,688	$112,892	-4.6%	$313,799	$315,889	-0.7%
Total Revenues	$129,366	$135,017	-4.2%	$380,055	$381,142	-0.3%

For the three months ended September 30, 2017 we experienced negative trends on a comparative basis for occupancy, ADR and RevPAR.  Our Philadelphia and Washington D.C. hotels encountered difficult comparables due to the demand driven political results during the third quarter of 2016 which drove the majority of our negative RevPAR results with decreases of 18.8% and 3.4%, respectively.  Their performance outweighed the modest RevPAR increases for our New York City, Boston, and West Coast hotels, which experienced 1.7%, 2.0%, and 2.3% RevPAR growth for the three months ended September 30, 2017 when compared to the same period in 2016.

For the nine months ended September 30, 2017 our comparable hotel metrics remained relatively flat when compared to the same period in 2016.  Through the first nine months of 2017, our strongest RevPAR growth occurred at comparable consolidated hotels within Boston, the West Coast, Washington D.C., and New York City which experienced growth of 4.3%, 3.7%, 2.6%, and 1.9%, respectively, when compared to 2016.  Performance lagged for hotels located in South Florida and Philadelphia, which experienced comparable RevPAR decreases of 5.3% and 4.0%, respectively for the nine months ended September 30, 2017 when compared to the same period in 2016.  Management also notes a 0.7% decrease in room revenue while RevPAR increased 0.6% for the nine months ended September 30, 2017 compared to 2016.  This can be directly attributed to the business interruption to our Florida hotels caused by Hurricane Irma.  The hurricane caused rooms to be out of service for a period of time during September 2017 resulting in lost revenue, albeit at an average RevPAR below that of the consolidated hotel set, resulting in a slight increase in comparable consolidated RevPAR and a slight decrease in room revenue.

The table below outlines operating results for the Company’s portfolio of hotels we own through interests in unconsolidated joint ventures for the three and nine months ended September 30, 2017 and 2016.

We define a comparable unconsolidated joint venture hotel as one that is currently owned by our unconsolidated joint ventures in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three and nine months ended September 30, 2017 and 2016, there are 9 comparable unconsolidated joint venture hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to the joint venture’s ownership of hotels purchased during the comparable period for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 for our comparable hotels.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
(includes 9 hotels in both periods)
	Three Months Ended			Nine Months Ended,
	September 30,			September 30,
	2017	2016	Variance	2017	2016	Variance

Occupancy	95.1%	91.7%	337 bps	89.8%	88.7%	117 bps
Average Daily Rate (ADR)	$215.79	$223.34	-3.4%	$199.09	$198.36	0.4%
Revenue Per Available Room (RevPAR)	$205.14	$204.81	0.2%	$178.86	$175.88	1.7%

Room Revenues	$25,837	$25,796	0.2%	$66,845	$65,973	1.3%
Total Revenues	$26,337	$26,508	-0.6%	$68,298	$68,032	0.4%

Driving occupancy results, the Cindat properties experienced occupancy growth of 462 basis points and 255 basis points for the three and nine months ended September 30, 2017.  The properties within our unconsolidated joint ventures, on a comparable basis, generated 0.2% and 1.7% growth in RevPAR for the three and nine months ended September 30, 2017, respectively.  The increases in RevPAR are driven by the hotel properties located in New York City within the Cindat joint venture, which had increased RevPAR growth of 1.7% and 3.1% for the three and nine months ended September 30, 2017 over 2016.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2017 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 99% of total revenues for the three months ended September 30, 2017 and 2016.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues increased $8,995 or 7.5%, to $129,510 for the three months ended September 30, 2017 compared to $120,515 for the same period in 2016.  This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the three months ended September 30, 2016		$120,515
Incremental Revenue Additions from Acquisitions (6/1/2016 - 9/30/2017):
The Envoy - Boston, MA	1,721
Courtyard - Sunnyvale, CA	2,827
The Ambrose - Santa Monica, CA	2,022
Mystic Marriott Hotel & Spa - Groton, CT	5,653
The Ritz-Carlton - Coconut Grove, FL	2,341
The Pan Pacific Hotel - Seattle, WA	2,023
The Westin - Philadelphia, PA	6,787
Total Incremental Revenue from Acquisitions		23,374
Incremental Revenue Reductions from Dispositions (6/1/2016 - 9/30/2017):
Hawthorn Suites - Franklin, MA	(754)
Residence Inn - Framingham, MA	(1,540)
Residence Inn - Norwood, MA	(1,200)
Residence Inn - Greenbelt, MD	(1,591)
Courtyard - Alexandria, VA	(1,718)
Hyatt House - Scottsdale, AZ	(1,066)
Hyatt House - Pleasant Hill, CA	(2,353)
Hyatt House - Pleasanton, CA	(2,409)
Total Incremental Revenue from Dispositions		(12,631)
Change in Hotel Operating Revenue for Remaining Hotels		(1,748)
Hotel Operating Revenue for the three months ended September 30, 2017		$129,510

Expenses

Total hotel operating expenses increased 15.2% to approximately $76,917 for the three months ended September 30, 2017 from $66,779 for the three months ended September 30, 2016. This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a decrease in hotel operating expenses which were not recognized in the three months ended September 30, 2017 due to hotel dispositions. This increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the three months ended September 30, 2016		$66,779
Incremental Expense Additions from Acquisitions (6/1/2016 - 9/30/2017):
The Envoy - Boston, MA	1,038
Courtyard - Sunnyvale, CA	1,271
The Ambrose - Santa Monica, CA	1,026
Mystic Marriott Hotel & Spa - Groton, CT	3,893
The Ritz-Carlton - Coconut Grove, FL	2,705
The Pan Pacific Hotel - Seattle, WA	969
The Westin - Philadelphia, PA	3,987
Total Incremental Expenses from Acquisitions		14,889
Incremental Expense Reductions from Dispositions (6/1/2016 - 9/30/2017):
Hawthorn Suites - Franklin, MA	(387)
Residence Inn - Framingham, MA	(775)
Residence Inn - Norwood, MA	(586)
Residence Inn - Greenbelt, MD	(787)
Courtyard - Alexandria, VA	(1,223)
Hyatt House - Scottsdale, AZ	(830)
Hyatt House - Pleasant Hill, CA	(1,116)
Hyatt House - Pleasanton, CA	(1,085)
Total Incremental Expenses from Dispositions		(6,789)
Change in Hotel Operating Expenses for Remaining Hotels		2,038
Hotel Operating Expenses for the three months ended September 30, 2017		$76,917

Depreciation and amortization increased by 15.8%, or $2,954, to $21,658 for the three months ended September 30, 2017 from $18,704 for the three months ended September 30, 2016. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired offset by properties sold. Real estate and personal property tax and property insurance increased $1,112, or 15.2%, for the three months ended September 30, 2017 when compared to the same period in 2016. This was primarily attributable to increases from properties acquired since April 1, 2016 which added $1,142 in expense offset by $426 in real estate and property insurance recognized for sold properties for the three months ended September 30, 2016 which was not an expense of the Company during the three months ended September 30, 2017. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions resulting from our management of this expense.

General and administrative expense decreased by 8.9%, or approximately $481, from $5,400 in the three months ended September 30, 2016 to $4,919 for the same period in 2017.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to share based compensation decreased $2 when comparing the three months ended September 30, 2017 to the same period in 2016.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $127 from $170 for the three months ended September 30, 2016 to $297 for the same period in 2017.

During the three months ended September 30, 2017, the Company recorded a loss in excess of insurance recoveries of $3,812.  This loss represents both the impairment loss and remediation costs, net of estimated insurance recoveries, associated with the damage to our hotel properties in South Florida caused by Hurricane Irma.  As of September 30, 2017 the Company has recorded an insurance receivable of $6,382. Our current insurance policies also contain coverage for income lost due to business interruption from covered losses.  Any recoveries obtained through business interruption coverage will be recorded as a gain at such time that the recovery is probable.  The Company recorded $0 gain related to business interruption insurance coverage during the three months ended September 30, 2017.

Operating Income

Operating income for the three months ended September 30, 2017 was $12,675 compared to operating income of $21,356 during the same period in 2016. Operating income was negatively impacted by increased costs in areas such as hotel operating expenses, acquisition expenses, depreciation and amortization, and losses in excess of insurance recoveries.

Interest Expense

Interest expense increased $716 from $10,425 for the three months ended September 30, 2016 to $11,141 for the three months ended September 30, 2017.  The balance of our borrowings, excluding discounts and deferred costs, have increased by $18,642 in total between September 30, 2016 and September 30, 2017, as we drew an additional $112,480 on our Credit Facility and assumed the $40,600 mortgage on the Courtyard, Sunnyvale, CA which were partially offset by debt paydowns of $134,437 since September 30, 2016.  The sale of properties with mortgage debt and the pay-off of other property-level debt during 2016 and 2017 resulted in a reduction of interest expense of $2,655 for the three months ended September 30, 2017 compared to the corresponding period in 2016.  This reduction in expense was offset by the Term Loan increase and the Courtyard Sunnyvale debt which contributed $3,389 to interest expense when comparing the three months ended September 30, 2017 to the corresponding period in 2016.  While the overall weighted average interest rate for our debt portfolio has decreased as of September 30, 2017 compared to September 30, 2016 resulting in an decrease in interest expense for the nine months ended September 30, 2017, we experienced an increase in interest expense for the three months ended September 30, 2017 compared to the same period in 2016 due to the timing of debt pay-off’s relative to the draws of funds from our credit facility.

Unconsolidated Joint Venture Investments

The income (loss) from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $4,255 from a loss of  $(3,717) for the three months ended September 30, 2016 compared to income of  $539 during the same period in 2017.

Income Tax Benefit

During the three months ended September 30, 2017, the Company recorded an income tax benefit of $1,325 compared to an income tax benefit of $1,443 for the three months ended September 30, 2016.  The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).  The changes to 2017 taxable income forecasted from our consolidated TRS’s resulted in the Company recording an income tax benefit for the three months ended September 30, 2017 compared to 2016 forecasted taxable losses that generated the income tax benefit recorded for the three months September 30, 2016.  Despite anticipating taxable income for the year ended 2017 at our consolidated TRS’s the Company anticipates that any federal tax liability will be fully absorbed by the application of net operating loss carryforwards.

Net (Loss) Income Applicable to Common Shareholders

Net (loss) income applicable to common shareholders for the three months ended September 30, 2017 was a loss of $(2,687) compared to income of $3,577 during the same period in 2016.  This decrease was primarily related to decrease in operating income during the respective periods partially offset by the change in income from unconsolidated joint ventures for the three months ended September 30, 2017 compared to the same period in 2016.  Also affecting net income applicable to common shareholders is an increase in dividends declared on preferred shares, which increased approximately $1,600 during the three months ended September 30, 2017 when compared to the same period in 2016 due to the issuance of the Series D Preferred Shares and Series E Preferred Shares during 2016 offset by the redemption of Series B Preferred Shares during 2016.

Comprehensive (Loss) Income Attributable to Common Shareholders

Comprehensive (loss) income attributable to common shareholders for the three months ended September 30, 2017 was a loss of $(2,247) compared to income of $3,730 for the same period in 2016. For the three months ended September 30, 2017, we recorded comprehensive income of $3,730 compared to $8,358 for the three months ended September 30, 2016.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2017 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 99% of total revenues for the nine months ended September 30, 2017 and 2016.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues increased $19,487 or 5.5%, to $374,478 for the nine months ended September 30, 2017 compared to $354,991 for the same period in 2016.  This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the nine months ended September 30, 2016		$354,991
Incremental Revenue Additions from Acquisitions (1/1/2016 - 9/30/2017):
Sanctuary Resort – Monterey, CA	$236
Hilton Garden Inn M Street – Washington, DC	2,461
The Envoy - Boston, MA	10,915
Courtyard - Sunnyvale, CA	8,252
The Ambrose - Santa Monica, CA	5,539
Mystic Marriott Hotel & Spa - Groton, CT	15,805
The Ritz-Carlton - Coconut Grove, FL	8,872
The Pan Pacific Hotel - Seattle, WA	7,332
The Westin - Philadelphia, PA	6,787
Total Incremental Revenue from Acquisitions		66,199
Incremental Revenue Reductions from Dispositions (1/1/2016 - 9/30/2017):
Cindat Hotel Portfolio (7 hotels)	(18,109)
Hyatt Place - King of Prussia, PA	(1,460)
Hawthorn Suites - Franklin, MA	(2,117)
Residence Inn - Framingham, MA	(4,185)
Residence Inn - Norwood, MA	(3,274)
Residence Inn - Greenbelt, MD	(5,027)
Courtyard - Alexandria, VA	(5,877)
Hyatt House - Scottsdale, AZ	(1,491)
Hyatt House - Pleasant Hill, CA	(3,096)
Hyatt House - Pleasanton, CA	(2,815)
Total Incremental Revenue from Dispositions		(47,451)
Change in Hotel Operating Revenue for Remaining Hotels		739
Hotel Operating Revenue for the nine months ended September 30, 2017		$374,478

Expenses

Total hotel operating expenses increased 11.2% to approximately $220,706 for the nine months ended September 30, 2017 from $198,397 for the nine months ended September 30, 2016. This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a decrease in hotel operating expenses which were not recognized in the nine months ended September 30, 2016 due to hotel dispositions and the contribution of seven hotel properties to the joint venture with Cindat. This increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the nine months ended September 30, 2016		$198,397
Incremental Expense Additions from Acquisitions (1/1/2016 - 9/30/2017):
Sanctuary Resort – Monterey, CA	$699
Hilton Garden Inn M Street – Washington, DC	1,319
The Envoy - Boston, MA	6,731
Courtyard - Sunnyvale, CA	3,592
The Ambrose - Santa Monica, CA	2,680
Mystic Marriott Hotel & Spa - Groton, CT	11,357
The Ritz-Carlton - Coconut Grove, FL	8,111
The Pan Pacific Hotel - Seattle, WA	4,841
The Westin - Philadelphia, PA	3,987
Total Incremental Expenses from Acquisitions		43,317
Incremental Expense Reductions from Dispositions (1/1/2016 - 9/30/2017):
Cindat Hotel Portfolio (7 hotels)	(10,924)
Hyatt Place - King of Prussia, PA	(1,155)
Hawthorn Suites - Franklin, MA	(1,279)
Residence Inn - Framingham, MA	(2,203)
Residence Inn - Norwood, MA	(1,680)
Residence Inn - Greenbelt, MD	(2,316)
Courtyard - Alexandria, VA	(3,708)
Hyatt House - Scottsdale, AZ	(943)
Hyatt House - Pleasant Hill, CA	(1,374)
Hyatt House - Pleasanton, CA	(1,219)
Total Incremental Expenses from Dispositions		(26,801)
Change in Hotel Operating Expenses for Remaining Hotels		5,793
Hotel Operating Expenses for the nine months ended September 30, 2017		$220,706

Depreciation and amortization increased by 6.9%, or $3,975, to $61,234 for the nine months ended September 30, 2017 from $57,259 for the nine months ended September 30, 2016. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired offset by the contribution of the seven hotel properties contributed to the joint venture with Cindat and other properties sold. Real estate and personal property tax and property insurance decreased $299, or 1.2%, for the nine months ended September 30, 2017 when compared to the same period in 2016. This was primarily attributable to increases from properties acquired since July 1, 2016 which added $3,438 in expense offset by $4,372 in real estate and property insurance recognized for the seven hotel properties contributed to the joint venture with Cindat and other sold properties for the nine months ended September 30, 2016 which was not an expense of the Company during the nine months ended September 30, 2017. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions resulting from our management of this expense.

General and administrative expense decreased by 6.5%, or approximately $1,113, from $17,255 in the nine months ended September 30, 2016 to $16,142 for the same period in 2017.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to share based compensation decreased $325 when comparing the nine months ended September 30, 2017 to the same period in 2016.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $388 from $1,733 for the nine months ended September 30, 2016 to $2,121 for the same period in 2017.

During the nine months ended September 30, 2017, the Company recorded a loss in excess of insurance recoveries of $3,812.  This loss represents both the impairment loss and remediation costs, net of estimated insurance recoveries, associated with the damage to our hotel properties in South Florida caused by Hurricane Irma.  As of September 30, 2017, the Company has recorded an insurance receivable of $6,382. Our current insurance policies also contain coverage for income lost due to business interruption from covered losses.  Any recoveries obtained through business interruption coverage will be recorded as a gain at such time that the recovery is probable.  The Company recorded $0 gain related to business interruption insurance coverage during the nine months ended September 30, 2017.

Operating Income

Operating income for the nine months ended September 30, 2017 was $44,870 compared to operating income of $53,451 during the same period in 2016. The decrease in operating income can be attributed to decreased operating margins, a loss in excess of insurance recoveries, and increased depreciation and amortization expense offset partially by a decrease in general and administrative expenses.

Interest Expense

Interest expense decreased $2,347 from $33,927 for the nine months ended September 30, 2016 to $31,580 for the nine months ended September 30, 2017. The balance of our borrowings, excluding discounts and deferred costs, have increased by $18,642 in total between September 30, 2016 and September 30, 2017, as we drew an additional $112,480 on our Credit Facility and assumed the $40,600 mortgage on the Courtyard, Sunnyvale, CA which were partially offset by debt paydowns of $134,437 since September 30, 2016.  The sale of properties with mortgage debt and the pay-off of other property-level debt during 2016 and 2017 resulted in a reduction of interest expense of $10,341 for the nine months ended September 30, 2017 compared to the corresponding period in 2016.  This reduction in expense was partially offset by the Term Loan increase and the Courtyard Sunnyvale debt which contributed $7,337 to interest expense when comparing the nine months ended September 30, 2017 to the corresponding period in 2016.

While the balance of outstanding borrowings has risen since September 30, 2016, the corresponding interest expense has decreased due to a reduction in interest rate on outstanding debt.  The debt that was paid off since September 30, 2016 had a weighted average interest rate of approximately 5.62% at September 30, 2016, while the $200,000 borrowing under the Third Term Loan as a fixed weighted average rate of 3.38% resulting in the majority of the decrease in interest expense for the nine months ended September 30, 2017 when compared to 2016.

Gain on Disposition of Hotel Properties

During the nine months ended September 30, 2017, the Company recorded a gain of $89,544 related to the sales of the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, the Hyatt House, Pleasanton, CA, and the Hyatt House, Pleasant Hill, CA.  This is compared to a gain on sale recognized during the nine months ended September 30, 2016 of $94,839 related to the contribution of seven properties to the Cindat joint venture transaction and the sale of the Hyatt Place, King of Prussia, PA.

Unconsolidated Joint Venture Investments

The income (loss) from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. The loss from our unconsolidated joint ventures increased by $226 from a loss of $2,410 for the nine months ended September 30, 2016 compared to a loss of $2,636 during the same period in 2017.    We recognized a $16,239 gain on the remeasurement of investment in unconsolidated joint ventures related to our transfer and redemption of our joint venture interest in Mystic Partners, LLC.  In exchange for our interest in the partnership, we received 100% ownership of the Mystic Marriott Hotel & Spa and $11,623 in cash proceeds.

Income Tax Expense

During the nine months ended September 30, 2017, the Company recorded an income tax expense of $1,580 compared to an income tax benefit of $4,513 for the nine months ended September 30, 2016.    The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).  The 2017 taxable income forecasted from our consolidated TRS’s resulted in the Company recording an income tax expense for the nine months ended September 30, 2017 compared to 2016 forecasted taxable losses that generated the income tax benefit recorded for the nine months September 30, 2016.  Despite anticipating taxable income for the year ended 2017 at our consolidated TRS’s the Company anticipates that any federal tax liability will be fully absorbed by the application of net operating loss carryforwards.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the nine months ended September 30, 2017 was $90,033 compared to $94,445 during the same period in 2016.  This decrease was primarily related to decreased operating income, an increase in income tax expense and a greater allocation of net income to noncontrolling interests and preferred shareholders, partially offset by an increase in income from unconsolidated joint venture investments.  The increase in dividends declared on preferred shares, which increased approximately $6,100 during the nine months ended September 30, 2017 when compared to the same period in 2016, is due to the issuance of the Series D Preferred Shares and Series E Preferred Shares during 2016 offset by the redemption of Series B Preferred Shares during 2016.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the nine months ended September 30, 2017 was $89,308 compared to $94,377 for the same period in 2016. For the nine months ended September 30, 2017, we recorded comprehensive income of $113,234 compared to $114,677 for the nine months ended September 30, 2016.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of September 30, 2017.

We have unsecured debt facilities in the aggregate of $975,000 which is comprised of a $475,000 senior unsecured credit facility and two unsecured term loans totaling $500,000. The unsecured credit facility (“Credit Facility”) contains a $225,000 unsecured term loan (“First Term Loan”) and a $250,000 unsecured revolving line of credit (“Line of Credit”). This Credit Facility expires on August 10,  2022 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable by $400,000 at our request, subject to the satisfaction of certain conditions.  Our two additional unsecured term loans are $300,000 (“Second Term Loan”) and $200,000 (“Third Term Loan”), which mature on August 10, 2020 and August 2, 2021, respectively.

As of September 30, 2017, the outstanding balance under the First Term Loan was $225,000, under the Second Term Loan was $300,000, under the Third Term Loan was $200,000 and we had no outstanding borrowings under the Line of Credit. As of September 30, 2017, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $163,027 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2017, we have no indebtedness maturing on or before December 31, 2017. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

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

Common Share Repurchase Plan

In October 2016, our Board of Trustees authorized a share repurchase program for up to $100,000 of common shares which commenced upon the completion of the existing repurchase program. The program will expire on December 31, 2017, unless extended by our Board of Trustees.  For the nine months ended September 30, 2017, the Company repurchased 264,805 common shares for an average price of $17.92.

Acquisitions

During the nine months ended September 30, 2017, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Mystic Marriott Hotel & Spa, Groton, CT (1)	1/3/2017	$1,420	$40,440	$7,240	$899	*	$49,999	$41,333
The Ritz-Carlton, Coconut Grove, FL	2/1/2017	5,185	30,742	1,064	(291)	**	36,700	3,150
The Pan Pacific Hotel, Seattle, WA	2/21/2017	13,079	59,256	6,665	-		79,000	-
Philadelphia Westin, Philadelphia, PA	6/29/2017	19,154	103,451	12,028	367	***	135,000	-
TOTAL		$38,838	$233,889	$26,997	$975		$300,699	$44,483

(1)	The Mystic Marriott Hotel & Spa was acquired as partial consideration within the transaction to redeem and transfer our joint venture interest in Mystic Partners, LLC.

*     Consists entirely of $899 of advanced bookings.

**  Includes an intangible asset for a lease-in-place of $229, and a below market lease liability of $520.

*** Consists entirely of $367 of advanced bookings.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate of $0.28 per common share per quarter or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2017, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the nine months ended September 30, 2017 was $90,524 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2017 was $64,409, which included a special dividend of $8,343 that was funded by a portion of our proceeds from 2016 dispositions.

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

Spending on capital improvements during the nine months ended September 30, 2017 increased when compared to spending on capital improvements during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we spent $32,982 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $26,866 during the same period in 2016. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment.  As a result of damage caused by Hurricane Irma, the Company will incur additional capital expenditures in order to return properties to working order.  In some instances, but not all, the Company expects to recover a portion of the capital expenditure costs through insurance proceeds.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.  In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the nine months ended September 30, 2017, we spent $1,500 on hotel development projects compared to $0 during the same period of 2016.    We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2017 and 2016

Net cash provided by operating activities increased $12,279 from $78,245 for the nine months ended September 30, 2016 to $90,524 for the comparable period in 2017. Net income, adjusted for non-cash items reflected in the statement of cash flows for the nine months ended September 30, 2017 and 2016, increased by $1,021 for the nine months ended September 30, 2017 when compared to 2016, partially driven by reduced costs in areas such as real estate taxes, and stock compensation expenses. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash used in investing activities for the nine months ended September 30, 2017 was $81,574 compared to net cash provided by investing activities of $185,372 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received $188,612 in proceeds from the disposition of five hotel properties. Additionally, we received $11,623 in proceeds from the sale of our joint venture interest in Mystic Partners. During the nine months ended September 30, 2016 we received $21,093 in proceeds from the disposition of one hotel and $429,250 in proceeds received from the contribution of seven hotels to the Cindat joint venture. Offsetting these sources of funds were $249,291 for the purchase of three hotel properties during the nine months ended September 30, 2017 compared to $238,848 for the purchase of three hotel properties during the nine months ended September 30, 2016.

Net cash used in financing activities for the nine months ended September 30, 2017 was $137,065 compared to net cash used in financing activities for the nine months ended September 30, 2016 of $155,612. This is primarily due to $122,312 in repayments of mortgages payable offset partially by $58,380 in borrowings under the unsecured term loan facility during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we repaid amounts on the line of credit, unsecured term loan, and mortgages payable of $223,401.  Also during the nine months ended September 30, 2016 we redeemed our Series B Preferred Shares in June 2016 for $115,000 and repurchased $49,051 of our Class A Common Shares, which were offset by $186,000 in proceeds from our Series D Preferred Shares.  In addition, dividends and distributions paid during the nine months ended September 30, 2017 increased $13,422 when compared to the same period in 2016, due to the increased number of preferred shares outstanding over the comparable period, and the special dividend declared on common shares during the fourth quarter of 2016 that was paid during the first three months of 2017.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net (loss) income applicable to common shareholders	$(2,687)	$3,577	$90,033	$94,445
(Loss) Income allocated to noncontrolling interest	(90)	211	5,849	4,273
(Income) loss from unconsolidated joint ventures	(539)	3,717	(13,603)	2,410
Loss (Gain) on disposition of hotel properties	39	437	(89,544)	(94,839)
Loss from impairment of depreciable assets	2,057	-	2,057	-
Depreciation and amortization	21,658	18,704	61,234	57,259
Funds from consolidated hotel operations applicable to common shareholders and Common Units	20,438	26,646	56,026	63,548

Income (loss) from unconsolidated joint ventures	539	(3,717)	13,603	(2,410)
Gain from remeasurement of investment in unconsolidated joint ventures	-	-	(16,239)	-
Depreciation and amortization of difference between purchase price and historical cost (1)	(301)	(222)	(905)	(193)
Interest in depreciation and amortization of unconsolidated joint ventures (2)	2,176	7,359	8,615	11,399
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	2,414	3,420	5,074	8,796

Funds from Operations applicable to common shareholders and Common Units	$22,852	$30,066	$61,100	$72,344

Weighted Average Common Shares and Common Units
Basic	41,721,425	42,309,044	41,725,159	43,368,153
Diluted	44,957,895	44,987,721	44,936,099	46,030,381

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

As of September 30, 2017, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions.  The provisions of the update will be effective for the Company starting January 1, 2019 with the early adoption available as early as the quarter ended September 30, 2017.  Based on the type of derivative instruments within the Company’s portfolio, we do not anticipate this update to have a material effect on our consolidated financial statements and related disclosures, however, we are currently assessing the ultimate impact of this update.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the underlying assets.  The Company expects the standard to have an impact on our financial statements in periods during which we complete significant hotel acquisitions.  For instance, during the nine months ended September 30, 2017, the Company incurred $2,121 in expenses related to acquisition costs that would have been subject to capitalization under this ASU.  This standard is effective for periods beginning after December 31, 2017, however early adoption is permitted.

Effective January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold a percentage of the shares issuable upon settlement of an award up to the maximum individual statutory tax rate without causing the award to be classified as a liability. The Company has elected to expense forfeitures of share-based award as they occur as our accounting policy.  The adoption of ASU No. 2016-09 had no material impact on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases.  The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized.  Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases.  We are also a lessor in certain office space and retail lease agreements related to our hotels.  While we do not anticipate any material change to the accounting for leases under which we are a lessor, we are still evaluating the impact this ASU will have on the accounting for our leasing arrangements as well as our disclosures within the notes to our financial statements. This standard will be effective for the first annual reporting period beginning after December 15, 2018.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  We are evaluating each of our revenue streams and related accounting policy under the standard.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or modified retrospective transition method.  The modified retrospective method allows for, among other things, a cumulative adjustment to opening equity upon adoption of the standard.  The Company continues to evaluate the ultimate effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue, however, our final evaluation has not been concluded.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate is continuing and will be impacted by the FASB definition of a business and in substance nonfinancial assets, which have recently been addressed through the issuance of ASU No. 2017-01 and ASU No. 2017-05, respectively.  Based on the provisions of ASU No. 2017-01 and ASU No. 2017-05, the Company would expect any future sales of interests in hotel properties to likely meet the criteria for full gain on sale recognition.  This treatment is not different from our historical position when selling our entire interest in hotel properties, however, this is different than the historical treatment in certain instances where the Company sold partial interests in hotel properties.  In particular, during 2016 the Company sold partial interests in seven hotel properties to a third party (“Cindat Sale”) resulting in an approximate $81 million deferred gain based on prevailing GAAP at the time of the transaction.  The Company anticipates utilizing the modified retrospective transition method with available practical expedients upon adopting ASU No. 2014-09.  As such, the Company is analyzing the Cindat Sale to assess whether it is defined to be a closed contract under the guidance of ASU No. 2014-09 which may result in no change to the deferred gain amount recorded in conjunction with the Cindat Sale.

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2017, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second and Third Term Loans and certain variable rate mortgages and notes payable. As of September 30, 2017, we had total variable rate debt outstanding of $403,089 with a weighted average interest rate of 3.56%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2017 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2017 of $992 and $2,932.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2017, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY and Courtyard, LA Westside, Culver City, CA, and we have four interest rate swaps related to debt on the Hilton Garden Inn, 52nd Street, New York, NY, and our Second and Third Term Loans. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2017,  approximately 68% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 32% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Credit Facility, and First Term Loan.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2017 to be approximately $1,037,437 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2017 to be approximately $1,086,826.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2017, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2017	2018	2019	2020	2021	Thereafter	Total

Fixed Rate Debt	$283	$1,165	$1,435	$346,021	$258,582	$74,951	$682,437
Weighted Average Interest Rate	3.90%	3.90%	3.89%	3.99%	4.69%	4.69%	4.18%

Floating Rate Debt	$265	$26,071	$100,205	$-	$-	$276,548	$403,089
Weighted Average Interest Rate	3.57%	3.57%	3.58%	0.00%	0.00%	3.58%	3.58%

	$548	$27,236	$101,640	$346,021	$258,582	$351,499	$1,085,526

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2017.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a table summary of our common share repurchases during the nine months ended September 30, 2017 under the $100 million repurchase program authorized by our Board of Trustees in October 2016. All such common shares were repurchased pursuant to open market transactions.

The share repurchase program will expire on December 31, 2017, unless extended by our Board of Trustees.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2017	-	$-	-	$120,053
February 1 to February 28, 2017	-	-	-	120,053
March 1 to March 31, 2017	-	-	-	120,053
April 1 to April 30, 2017	-	-	-	120,053
May 1 to May 31, 2017	-	-	-	120,053
June 1 to June 30, 2017	-	-	-	120,053
July 1 to July 31, 2017	200	17.99	200	120,049
August 1 to August 31, 2017	132,294	17.95	132,494	117,675
September 1 to September 30, 2017	132,311	17.88	264,805	115,309

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.
10.1

Second Amended and Restated Credit Agreement, dated as of August 10, 2017, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as the parent REIT and a guarantor, certain direct or indirect subsidiaries of the borrower, as guarantors, Citibank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2017).

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

HERSHA HOSPITALITY TRUST

October 26, 2017	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)