Form 10-K
period 2017-12-31
HERSHA HOSPITALITY TRUST
filed 2018-02-23
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☒	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company☐
Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒ No

The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2017, was approximately $747.5 million.

As of February 21, 2018, the number of Class A common shares outstanding was 39,824,051  and there were no Class B common shares outstanding.

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

●our ability to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code;

●environmental uncertainties and risks related to natural disasters;

●changes in real estate and zoning laws and increases in real property tax rates; and

●the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”) from time to time.

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

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in major urban gateway markets including New York, Washington, DC, Boston, Philadelphia, South Florida and select markets on the West Coast. Our primary strategy is to continue to own high quality luxury, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry and independent boutique hotels in markets with similar characteristics. We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes.

We strive to create value through our ability to source capital and identify high growth acquisition targets.  We seek acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. To drive sustainable shareholder value, we also seek to recycle capital from stabilized assets in markets with lower forecasted growth rates. Capital from these types of transactions is intended to be and has been redeployed into high growth acquisitions, share buybacks and reduction of debt.

As of December 31, 2017, our portfolio consisted of 41 wholly owned limited and full service properties with a total of 6,356 rooms and interests in 9 limited service properties owned through joint venture investments with a total of 1,369 rooms. These 50 properties, with a total of 7,725 rooms, are located in California, Connecticut, Delaware, District of Columbia, Florida, Maryland, Massachusetts, New York, Pennsylvania, Virginia, and Washington and operate under leading brands owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), and Pan Pacific Hotels and Resorts (“Pan Pacific”). In addition, some of our hotels operate as independent boutique hotels.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as the sole general partner. As of December 31, 2017, we owned an approximate 92.5%  partnership interest in our operating partnership including all of the general partnership interest.

The majority of our wholly-owned hotels are managed by Hersha Hospitality Management, L.P. (“HHMLP”), a privately held, qualified management company owned by certain of our trustees and executive officers and other unaffiliated third party investors. Other third party qualified management companies manage certain hotels that we own through joint venture interests. We lease our wholly-owned hotels to 44 New England Management Company (“44 New England”), our wholly-owned taxable REIT subsidiary (“TRS”) or one of its wholly owned subsidiaries. Each of the hotels that we own through a joint venture investment is leased to another TRS that is owned by the respective joint venture or an entity owned in part by 44 New England.

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

•hotels in our target markets where we can realize operating efficiencies and economies of scale; and

•independent boutique hotels in similar markets

Since our initial public offering in January 1999 and through December 31, 2017, we have acquired, wholly or through joint ventures, a total of 119 hotels, including 28 hotels acquired from entities controlled by certain of our trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. We utilize our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.

DISPOSITIONS

We evaluate our hotels and the markets in which they operate on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential of each hotel and re-deploy the proceeds into debt reduction, acquisitions of hotels and share buybacks. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of each hotel’s cash flows, its ability to remain accretive to our portfolio, and the expectations for the market in which the hotel operates. Our decision to sell a hotel is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by the Acquisition Committee of our Board of Trustees, which committee consists solely of independent trustees. Since our initial public offering in 1999 through December 31, 2017, we have sold a total of 72 hotels.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2, “Investment in Hotel Properties”.

FINANCING

We intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt includes unsecured debt in the aggregate of $975 million which is comprised of a $475 million senior unsecured credit facility (includes a $225 million unsecured term loan and $250 million unsecured revolving line of credit), and two unsecured term loans totaling $500 million.  Our debt also includes secured mortgage debt on our hotel properties.  We intend to use our revolving line of credit capacity to pay down mortgage debt, repurchase common shares subject to market conditions, fund future acquisitions, as well as for capital improvements and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the revolving line of credit portion of our credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.

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

Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels as of December 31, 2017:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hersha Hospitality Management, L.P.	39	6,155	7	1,087	46	7,242
South Bay Boston Management, Inc.	-	-	2	282	2	282
Marriott Management	2	201	-	-	2	201
Total	41	6,356	9	1,369	50	7,725

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

For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2017, these thresholds were not met and incentive management fees were not earned. The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.

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

DISTRIBUTIONS

We have made 76 consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.

The following table sets forth distribution information for the last two calendar years.

Common Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Class A Common Shares and Common Units Per Share and Per Unit Distribution Amount
2017
Fourth Quarter	1/5/2018	1/16/2018	$0.28
Third Quarter	9/29/2017	10/13/2017	0.28
Second Quarter	6/30/2017	7/17/2017	0.28
First Quarter	3/31/2017	4/17/2017	0.28

2016
Fourth Quarter	1/5/2017	1/17/2017	$0.48	*
Third Quarter	10/3/2016	10/17/2016	0.28
Second Quarter	6/30/2016	7/15/2016	0.28
First Quarter	4/1/2016	4/15/2016	0.28

*Represents the aggregate of a quarterly dividend of $0.28 per common share and unit and an additional special dividend of $0.20 per common share and unit.

Preferred Shares
Quarter to which Distribution Relates	Record Date	Payment Date		Series B Preferred Per Share Distribution Amount		Series C Preferred Per Share Distribution Amount	Series D Preferred Per Share Distribution Amount		Series E Preferred Per Share Distribution Amount
2017
Fourth Quarter	1/1/2018	1/16/2018		N/A	*	$0.4297	$0.4063		$0.4063
Third Quarter	10/1/2017	10/17/2017		N/A	*	0.4297	0.4063		0.4063
Second Quarter	7/1/2017	7/15/2017		N/A	*	0.4297	0.4063		0.4063
First Quarter	4/1/2017	4/15/2017	$	N/A	*	0.4297	0.4063		0.4063

2016
Fourth Quarter	1/1/2017	1/17/2017		N/A	*	$0.4297	$0.4063		$0.3069	**
Third Quarter	10/1/2016	10/17/2016		N/A	*	0.4297	0.4063		N/A
Second Quarter	7/1/2016	7/15/2016		0.3722	*	0.4297	0.2031	**	N/A
First Quarter	4/1/2016	4/15/2016		$0.5000		0.4297	N/A		N/A

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

EMPLOYEES

As of December 31, 2017, we had 51 employees who were principally engaged in managing the affairs of the Company unrelated to property operations.  We believe that our relations with our employees are satisfactory.

TAX STATUS

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 1999. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax on the portion of our income that is currently distributed to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax (including any applicable alternative minimum tax for the years prior to 2018) on our taxable income at regular corporate tax rates.  Additionally, we will generally be unable to qualify as a REIT for four years following the year in which qualification is lost.  Even if we qualify for taxation as a REIT, we will be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

We own interests in several TRSs. We may own up to 100% of the stock of a TRS. A TRS is a taxable corporation that may lease hotels from our operating partnership and its subsidiaries under certain circumstances. Overall, no more than 25% (or 20% for taxable years beginning after December 31, 2017) of the value of our assets may consist of securities of one or more TRS. In addition, no more than 25% of our gross income for any year may consist of dividends from one or more TRS and income from certain non-real estate related sources.

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

The deductibility of interest paid or accrued by a TRS to us is limited to assure that the TRS is subject to an appropriate level of corporate taxation, and in certain circumstances, other limitations on deductions of interest may apply. A 100% excise tax is imposed on transactions between a TRS and us that are not on an arm’s-length basis.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

We allocate resources and assess operating performance based on individual hotels and consider each one of our hotels to be an operating segment.  No operating segment, individually, meets the threshold for a reportable segment as defined within ASC Topic 280 – Segment Reporting, nor do they fully satisfy the requisite aggregation criteria therein.  As a result, the Company does not present separate operating segment information within the Notes to the Consolidated Financial Statements. See “Note 1 - Organization and Summary of Significant Accounting Policies” in Item 8 of this Annual Report on Form 10-K for segment financial information.

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. The Federal Reserve Bank said that the publication of these alternative rates is targeted to commence by mid-2018.

Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

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

Our primary business strategy is to continue to acquire high quality, upper-upscale, and upscale limited service and extended-stay hotels in metropolitan markets with high barriers to entry including New York, Washington DC, Boston, Philadelphia, South Florida, select markets on the West Coast, and other markets with similar characteristics. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to shareholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular could be more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

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

The widespread outbreak of infectious or contagious disease, such as influenza, measles, mumps and Zika virus, in the U.S. could reduce travel and adversely affect the hotel industry generally and our business in particular.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2017, we had outstanding long-term debt of approximately $1.1 billion. We may borrow additional amounts from the same or other lenders in the future. Any future repurchases of our own shares may require additional borrowings. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

We have a substantial amount of debt that will mature within the next two to five years. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, we may be forced to use operating income to repay such indebtedness, which would have a material adverse effect on our cash available for distribution in years when significant “balloon” payments come due. In some such cases, we may lose the applicable hotels to foreclosure. This risk is particularly significant. See Item 7A of this Annual Report on Form 10-K for a detailed schedule of debt principal repayments.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could harm our business and the value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal controls over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2017, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

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

From time to time our acquisitions may consist of newly-developed hotels. Newly-developed or newly-renovated hotels do not have the operating history that would allow our management to make pricing decisions in acquiring these hotels based on historical performance. The purchase prices of these hotels are based upon management’s expectations as to the operating results of such hotels, subjecting us to risks that such hotels may not achieve anticipated operating results or may not achieve these results within anticipated time frames. As a result, we may not be able to generate enough cash flow from these hotels to make debt payments or pay operating expenses. In addition, room revenues may be less than that required to provide us with our anticipated return on investment. In either case, the amounts available for distribution to our shareholders could be reduced.

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

Most of our hotels are located in major gateway urban markets in the United States with many are located in the area from Washington, DC to Boston, MA, which may increase the effect of any regional or local economic conditions.

Most of our hotels are located in major gateway urban markets in the United States, with many located in the area from Washington, DC to Boston, MA. As a result, regional or localized adverse events or conditions, such as an economic recession, in any of these major gateway urban markets could have a significant adverse effect on our operations, and ultimately on the amounts available for distribution to shareholders.

Our ownership of hotels in the New York City market exposes us to concentration risk, which may lead to increased volatility in our results of operations.

For the year ended December 31, 2017, our consolidated portfolio of hotels in New York City have accounted for approximately 23% of our hotel operating revenues. The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations. Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations. Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

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

As of December 31, 2017, our portfolio consisted of 41 wholly-owned limited and full service properties and joint venture investments in 9 hotels with a total of 7,725 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

As of December 31, 2017, we had several joint ventures in which we shared ownership and decision-making power with one or more parties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility: that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests.  Our joint venture partners must agree in order for the applicable joint venture to take, or in some cases, may have control over whether the applicable joint venture will take, specific major actions, such as budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

We engage in hedging transactions to limit our exposure to fluctuations in interest rates, which can result in recognizing interest expense at rates higher than the stated rates within our floating rate debt.

We enter into hedging transactions intended to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition, particularly in a declining rate environment. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or could adversely affect our operating results because, among other things:

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

The following officers and trustees own collectively approximately 40%  of  HHMLP: Hasu P. Shah, Jay H. Shah, and Neil H. Shah. Conflicts of interest may arise with respect to the ongoing operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP. These officers and trustees also make decisions for our company with respect to property management. Consequently, these officers and trustees may not act solely in the best interests of our shareholders relating to property management by HHMLP.

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

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our common shares likely will be based primarily on the earnings and return that we derive from our investments and income with respect to our properties and our related distributions to shareholders, and not from the market value or underlying appraised value of the properties or investments themselves. The market price of our preferred shares is based in large part on prevailing interest rates. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares and preferred shares. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common shares could decrease because potential investors may require a higher dividend yield on our common shares as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2017, 3,000,000 Series C Preferred Shares, 7,701,700 Series D Preferred Shares and 4,000,000 Series E Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

Future offerings of equity securities, which would dilute our existing shareholders and may be senior to our common shares for the purposes of dividend distributions, may adversely affect the market price of our common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of equity securities, including classes of preferred or common shares. Upon liquidation, holders of our preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Our preferred shares could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.

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

•strategic decisions by us or our competitors, such as mergers and acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

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

Future sales of our common shares, preferred shares, or securities convertible into or exchangeable or exercisable for our common shares could depress the market price of our common shares.

We cannot predict whether future sales of our common shares, preferred shares, or securities convertible into or exchangeable or exercisable for our commons shares or the availability of these securities for resale in the open market will decrease the market price of our common shares. Sales of a substantial number of these securities in the public market, including sales upon the redemption of Common Units held by the limited partners of our operating partnership, (other than us and our subsidiaries) or the perception that these sales might occur, may cause the market price of our common shares to decline and you could lose all or a portion of your investment.

Future issuances of our common shares, preferred shares, or other securities convertible into or exchangeable or exercisable for our common shares, including, without limitation, common units of beneficial interest in our Operating Partnership (“Common Units”), in connection with property, portfolio or business acquisitions and issuances of equity-based awards to participants in our equity incentive plans, could have an adverse effect on the market price of our common shares. Future issuances of these securities also could adversely affect the terms upon which we obtain additional capital through the sale of equity securities. In addition, future sales or issuances of our common shares may be dilutive to existing shareholders.

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

Under Maryland law, generally, a trustee’s actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinary prudent person in a like position would use under similar circumstances.  Our shareholders have no right or power to take part in our management except through the exercise of voting rights on certain specified matters. The Board of Trustees is responsible for our management and strategic business direction, and our management is responsible for our day-to-day operations. Certain policies of our Board of Trustees may not be consistent with the short-term best interests of our shareholders.

RISKS RELATED TO OUR TAX STATUS

If we fail to qualify as a REIT, our dividends will not be deductible to us, and our income will be subject to taxation, which would reduce the cash available for distribution to our shareholders.

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year and did not qualify for certain statutory relief provisions, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax for taxable years prior to 2018) on our taxable income at regular corporate rates. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of, and trading prices for, our shares. Unless entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to continue to operate in a manner so as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Trustees, with the consent of holders of two-thirds of the outstanding shares, to revoke our REIT election.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management contracts. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (or 20% for taxable years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation, and in certain circumstances, other limitations on the deductibility of interest may apply. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRSs are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 20% (or 25% for the years beginning prior to December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (or 20%) limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

We may make taxable dividends that are payable partly in cash and partly in shares. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the share distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits).  If in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted law informally known as the Tax Cuts and Jobs Act, or TCJA, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively.  The TCJA significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders.  Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time.  We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their shareholders.  We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information with respect to the 41 hotels we wholly owned as of December 31, 2017, all of which are consolidated on the Company’s financial statements.

Market	Name	Location	Year Opened	Number of Rooms

Boston Urban and Metro	Courtyard	Brookline/Boston, MA (1)	2003	188
	The Boxer	Boston, MA	2004	80
	Holiday Inn Express	Cambridge, MA	1997	112
	The Envoy	Boston, MA	2015	136
	Mystic Marriott Hotel & Spa	Groton, CT	2001	285

California - Washington	Courtyard	San Diego, CA	1999	245
	Courtyard	Los Angeles, CA	2008	260
	Hotel Milo	Santa Barbara, CA (1)	2001	121
	TownePlace Suites	Sunnyvale, CA (1)	2003	94
	Sanctuary Resort	Monterey Bay, CA	2014	60
	Courtyard	Sunnyvale, CA	2014	145
	Ambrose Hotel	Santa Monica, CA	2015	77
	The Pan Pacific Hotel	Seattle, WA	2006	153

NYC Urban	Duane Street	TriBeCa, NY	2008	43
	Hampton Inn	Seaport, NY	2006	65
	Hampton Inn	Pearl Street, Manhattan, NY	2012	81
	Hilton Garden Inn	JFK Airport, NY (1)	2005	192
	Hilton Garden Inn	TriBeCa, NY	2009	151
	Holiday Inn Express	Madison Square Garden, Manhattan, NY	2006	228
	Hyatt	Union Square, NY	2013	178
	Nu Hotel	Brooklyn, NY	2008	93
	Sheraton Hotel	JFK Airport, NY (1)	2008	150
	Hilton Garden Inn	Midtown East, Manhattan, NY	2014	206

NY-NJ Metro	Hyatt House	White Plains, NY	2000	159

Philadelphia	Hampton Inn	Philadelphia, PA	2001	250
	Sheraton Hotel	New Castle, DE	2011	192
	The Rittenhouse Hotel	Philadelphia, PA	2004	118
	The Westin	Philadelphia, PA	1990	294

Market	Name	Location	Year Opened	Number of Rooms

South Florida	Blue Moon	Miami, FL	2013	75
	Courtyard	Miami, FL	2004	356
	Residence Inn	Coconut Grove, FL	2000	140
	Winter Haven	Miami, FL	2013	70
	Parrot Key Hotel & Resort	Key West, FL	2013	148
	The Ritz-Carlton	Coconut Grove, FL	2002	115

Washington D.C.	Ritz Carlton	Georgetown, DC	2014	86
	Hampton Inn	Washington, DC	2005	228
	Hyatt House	Gaithersburg, MD	1998	140
	Residence Inn	Tysons Corner, VA	1984	96
	The Capitol Hill Hotel	Washington, DC	2007	153
	St. Gregory Hotel	Washington, DC	2014	155
	Hilton Garden Inn	Washington, DC	2014	238

			TOTAL ROOMS	6,356

(1) Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement. These ground lease agreements typically have initial terms of 99 years and all have a remaining term of at least 85 years.

The following table sets forth certain information with respect to the 9 hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2017.

Market	Name	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset		HHLP Preferred Return

Boston	Courtyard	South Boston, MA (1)	2005	164	50.0%		N/A
	Holiday Inn Express	South Boston, MA (1)	1998	118	50.0%		N/A

NYC Urban	Candlewood Suites	Times Square, NY	2009	188	30.0%	(2)
	Hampton Inn	Times Square, NY	2009	184	30.0%	(2)
	Holiday Inn	Wall Street, NY	2010	113	30.0%	(2)
	Holiday Inn Express	Times Square, NY	2009	210	30.0%	(2)
	Holiday Inn Express	Water Street, Manhattan, NY	2010	112	30.0%	(2)
	Hampton Inn	Chelsea/Manhattan, NY	2003	144	30.0%	(2)
	Hampton Inn	Herald Square, Manhattan, NY	2005	136	30.0%	(2)

		TOTAL ROOMS		1,369

(1) The joint ventures interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreements. These ground lease agreements typically have terms of 60 years and all have a remaining term of at least 44 years.

(2) The percentages shown for these properties represent our common ownership interest in the CINDAT JV as of December 31, 2017.  As of December 31, 2017, we owned a $43,194 preferred equity interest in the joint venture, which earned a 9% cumulative preferred return.  See Note 3 – Investment in Unconsolidated Joint Ventures for a more detailed explanation of our ownership interest and the related distribution of earnings within the venture.

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

MARKET INFORMATION

Our common shares trade on the New York Stock Exchange under the symbol “HT.” As of February 22, 2018, the last reported closing price per common share on the New York Stock Exchange was $17.35. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends declared on the common shares for each of the quarters indicated.

Year Ended December 31, 2017	High	Low	Dividend Per Common Share
Fourth Quarter	$19.49	$17.15	$0.28
Third Quarter	$18.99	$17.70	$0.28
Second Quarter	$19.87	$17.75	$0.28
First Quarter	$21.67	$17.89	$0.28

Year Ended December 31, 2016	High	Low	Dividend Per Common Share
Fourth Quarter	$23.04	$16.80	$0.48	*
Third Quarter	$20.19	$17.22	$0.28
Second Quarter	$21.31	$15.36	$0.28
First Quarter	$22.15	$16.13	$0.28

*Represents the aggregate of a quarterly dividend of $0.28 per common share and an additional special dividend of $0.20 per common share.

SHAREHOLDER INFORMATION

At December 31, 2017 we had approximately 110 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 34 entities and persons, including our company.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2012 and ending December 31, 2017, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	2012	2013	2014	2015	2016	2017
Hersha Hospitality Trust	$100.00	$116.20	$152.73	$123.79	$128.04	$110.76
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Russell 2000	100.00	138.82	145.62	139.19	168.81	193.50
SNL Hotel REIT Index	100.00	126.33	159.59	123.46	153.02	162.61

Total Return Performance
250
200
150
100
50
0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
HT
S&P 500
Russell 2000
SNL Hotel REIT Index

Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common share repurchases (in millions, except average price per share) during the year ended December 31, 2017 under the $100 million repurchase program authorized by our Board of Trustees in December 2012 and reauthorized in February 2015, October 2015 and October 2016 is set forth in the table below. All such common shares were repurchased pursuant to open market transactions.

In October 2016, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100 million of our outstanding common shares. This program expired on December 31, 2017.

In December 2017, our Board of Trustees authorized a new share repurchase program which allows us to repurchase from time to time up to an aggregate of $100 million of our outstanding common shares.  The new program commenced on January 1, 2018 and will expire on December 31, 2018, unless extended by the Board of Trustees.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)	(1)

January 1 to January 31, 2017	-	$-	-	$100,000
February 1 to February 28, 2017	-	-	-	100,000
March 1 to March 31, 2017	-	-	-	100,000
April 1 to April 30, 2017	-	-	-	100,000
May 1 to May 31, 2017	-	-	-	100,000
June 1 to June 30, 2017	-	-	-	100,000
July 1 to July 31, 2017	200	17.99	200	99,996
August 1 to August 31, 2017	132,294	17.95	132,494	97,601
September 1 to September 30, 2017	132,311	17.88	264,805	95,251
October 1 to October 31, 2017	440,662	17.49	705,467	87,543
November 1 to November 30, 2017	1,286,106	17.64	1,991,573	64,856
December 1 to December 31, 2017	-	-	1,991,573	64,856

(1) This amount represents the approximate dollar value of shares able to be repurchased under the plan that expired on December 31, 2017.  As discussed above, a new $100 million share repurchase plan was authorized by our Board of Trustees, commencing January 1, 2018.

(1)

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

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2017	2016	2015	2014	2013
Revenue:
Hotel Operating Revenues	$497,140	$466,370	$470,272	$417,226	$338,064
Interest Income From Development Loans	-	-	-	-	158
Other Revenues	1,097	259	113	180	191
Total Revenue	498,237	466,629	470,385	417,406	338,413
Operating Expenses:
Hotel Operating Expenses	295,050	262,956	254,313	227,324	188,431
Hotel Ground Rent	3,460	3,600	3,137	2,433	985
Real Estate and Personal Property Taxes and Property Insurance	32,300	32,157	34,518	30,342	24,083
General and Administrative (including Share Based Payments of $9,286, $8,048, $6,523, $6,028, $9,746)	23,553	24,444	20,515	20,363	23,869
Acquisition and Terminated Transaction Costs	2,203	2,560	1,119	2,472	974
Loss from Impairment of Assets	4,082	-	-	-	-
Depreciation and Amortization	83,752	75,390	74,390	69,167	55,784
Loss (Gain) in Excess of Estimated Insurance Recoveries	4,268	-	-	(4,604)	(403)
Contingent Consideration	-	-	-	2,000	-
Total Operating Expenses	448,668	401,107	387,992	349,497	293,723
Operating Income	49,569	65,522	82,393	67,909	44,690
Interest Income	271	362	193	805	1,784
Interest Expense	(42,662)	(44,352)	(43,557)	(43,357)	(40,935)
Other Expense	(771)	(961)	(367)	(485)	(102)
Gain on Disposition of Hotel Properties	90,350	115,839	-	7,195	-
Gain on Hotel Acquisitions, net	-	-	-	12,667	12,096
Development Loan Recovery	-	-	-	22,494	-
Lease Buyout	268	(16,831)	-	-	-
Loss on Debt Extinguishment	(590)	(1,187)	(561)	(670)	(545)
Income before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	96,435	118,392	38,101	66,558	16,988
(Loss) Income from Unconsolidated Joint Ventures	(2,473)	(1,823)	965	693	(22)
Impairment of Investment in Unconsolidated Joint Ventures	-	-	-	-	(1,813)
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	16,240	-	-	-	-

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2017	2016	2015	2014	2013
Income (Loss) from Unconsolidated Joint Venture Investments	13,767	(1,823)	965	693	(1,835)
Income Before Income Taxes	110,202	116,569	39,066	67,251	15,153
Income Tax (Expense) Benefit	(5,262)	4,888	3,141	2,685	5,600
Income from Continuing Operations	104,940	121,457	42,207	69,936	20,753
Discontinued Operations:
(Loss) Gain on Disposition of Hotel Properties	-	-	-	(128)	32,121
Impairment of Assets Held for Sale	-	-	-	(1,800)	(10,314)
Income from Discontinued Operations	-	-	-	263	7,388
(Loss) Income from Discontinued Operations	-	-	-	(1,665)	29,195
Net Income	104,940	121,457	42,207	68,271	49,948
(Income) Loss Allocated to Noncontrolling Interests	(5,072)	(4,477)	(411)	(1,016)	(335)
Preferred Distributions	(24,169)	(17,380)	(14,356)	(14,356)	(14,611)
Extinguishment of Issuance Costs Upon Redemption of Preferred Shares	-	(4,021)	-	-	(2,250)
Net Income applicable to Common Shareholders	75,699	$95,579	$27,440	$52,899	$32,752

Basic Income (Loss) from Continuing Operations applicable to Common Shareholders	$1.82	$2.21	$0.56	$1.08	$0.07
Diluted Income (Loss) from Continuing Operations applicable to Common Shareholders (1)	1.79	2.18	0.56	1.07	0.07
Dividends declared per Common Share	1.12	1.32	1.12	1.04	0.96

Balance Sheet Data
Net investment in hotel properties	$2,009,572	$1,767,570	$1,831,119	$1,745,483	$1,535,835
Assets Held for Sale	15,987	98,473	-	-	56,583
Noncontrolling Interests Common Units	54,286	44,321	31,876	29,082	29,523
Redeemable Noncontrolling Interest	-	-	-	-	-
Noncontrolling Interests Consolidated Variable Interest Entity	-	-	(1,760)	(1,075)	(342)
Shareholder's equity	833,868	835,418	678,039	829,381	837,958
Total assets	2,138,336	2,155,536	1,962,649	1,855,539	1,748,097
Total debt	1,093,013	1,051,899	1,169,964	918,923	773,501
Liabilities related to Assets Held for Sale	-	51,428	-	-	45,835
Other Data
Net cash provided by operating activities	$108,406	$86,558	$121,817	$112,894	$90,261
Net cash (used in) provided by investing activities	$(99,594)	$149,924	$(143,909)	$(180,504)	$(125,474)
Net cash provided by financing activities	$(176,511)	$(78,793)	$28,372	$53,072	$2,367
Weighted average shares outstanding
Basic	41,423,804	42,957,199	47,786,811	49,777,302	49,597,613
Diluted (1)	42,056,431	43,530,731	48,369,658	50,307,506	50,479,545

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

BACKGROUND

As of December 31, 2017, we owned interests in 50 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Miami and select markets on the West Coast including 41 wholly-owned hotels and interests in 9 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of December 31, 2017, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. Each TRS directly receives all revenue from, and funds all expenses relating to, hotel operations of the hotels that it leases. Each TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the changes in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2017, we continued to see improvements in ADR and RevPAR, led by hotels in most of our major locations, while operating margins remain relatively flat. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to divest certain of our properties at favorable prices, potentially redeploying that capital in our focus markets or opportunistically repurchasing our common shares.

We expect continued stability and improvement in consumer and commercial spending and lodging demand in many of our markets during 2018.  During the third quarter of 2017 we experienced business interruptions for our hotels located in South Florida due to Hurricane Irma.  The Courtyard Cadillac Hotel in Miami, FL and the Parrot Key Hotel and Resort in Key West, FL have been closed since September 2017 and we expect for both hotels to remain closed for repairs and renovations through the end of the first quarter of 2018.  As a result of Hurricane Irma, for the year ended December 31, 2017, we recorded an impairment loss of $4.3 million which represents our estimate of property damage and remediation costs incurred up to our insurance policy deductibles.  We continue to evaluate the financial impact of Hurricane Irma and our ability to recover, through our insurance policies, losses due to interruption of business or damage to property. Industry wide occupancy has surpassed peak occupancy from the previous cycle which should allow hotel operators to increase ADR across the United States (“U.S.”).  However, the manner in which the economy will continue to grow, if at all, is not predictable and we have no way of predicting how any policies pursued by the new U.S. administration will affect the markets in which we operate or the tourism industry in general. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future. We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers and our performance generally.

SUMMARY OF OPERATING RESULTS

The following tables outline operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2017, 2016 and 2015.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the years ended December 31, 2017 and 2016, there are 38 and 41 comparable consolidated hotels, respectively. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the year ended December 31, 2017 compared to the year ended December 31, 2016, and the year ended December 31, 2016 compared to the year ended December 31, 2015 for our comparable hotels.

For the comparison of December 31, 2017 to December 31, 2016, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2017, excluding: (1) The Courtyard Miami and the Parrot Key Resort because both hotels have not been operating while the damage from Hurricane Irma is repaired; (2) The Hyatt House Gaithersburg which ceased operations during December 2017 in anticipation of a sale of the property during the first quarter of 2018; and (3) the results of all hotels sold during the years ended December 31, 2017 and 2016.  The comparison of December 31, 2017 to December 31, 2016 includes results as reported by the prior owners for the following hotels acquired during 2017 and 2016:

•	Sanctuary Resort – Monterey, CA (acquired 1/28/2016)
•	Hilton Garden Inn M Street – Washington, DC (acquired 3/9/2016)
•	The Envoy Hotel – Boston, MA (acquired 7/21/2016)
•	Courtyard – Sunnyvale, CA (acquired 10/20/2016)
•	The Ambrose – Santa Monica, CA (acquired 12/1/2016)
•	Mystic Marriott Hotel & Spa – Groton, CT (acquired 1/3/2017)
•	The Ritz-Carlton – Coconut Grove, FL (acquired 2/1/2017)
•	The Pan Pacific Hotel – Seattle, WA (acquired 2/21/2017)
•	Philadelphia Westin – Philadelphia, PA (acquired 6/29/2017)

For the comparison of December 31, 2016 to December 31, 2015, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2016, excluding: (1) The Envoy because the hotel was not operational for the full year ended December 31, 2015; (2) The Ambrose Hotel due to the fact that we owned the hotel for less than a month over the comparable period and determined its inclusion not meaningful to the analysis; and (3) the results of all hotels sold during the years ended December 31, 2016 and 2015.  The comparison of December 31, 2016 to December 31, 2015 includes results as reported by the prior owners for the following hotels acquired during 2016 and 2015:

•	St. Gregory Hotel – Washington, DC (acquired 6/16/2015)
•	TownePlace Suites – Sunnyvale, CA (acquired 8/25/2015)
•	Ritz Carlton Georgetown – Washington, DC (acquired 12/29/2015)
•	Sanctuary Resort – Monterey, CA (acquired 1/28/2016)
•	Hilton Garden Inn M Street – Washington, DC (acquired 3/9/2016)
•	Courtyard – Sunnyvale, CA (acquired 10/20/2016)

COMPARABLE CONSOLIDATED HOTELS:
	(Includes 38 hotels in both years)			(Includes 41 hotels in both years)
	Year Ended 2017	Year Ended 2016	2017 vs. 2016 % Variance	Year Ended 2016	Year Ended 2015	2016 vs. 2015 % Variance

Occupancy	83.9%	82.6%	125 bps	82.8%	82.8%	0 bps
Average Daily Rate (ADR)	$219.70	$218.08	0.7%	$206.96	$202.62	2.1%
Revenue Per Available Room (RevPAR)	$184.23	$180.14	2.3%	$171.27	$167.68	2.1%

Room Revenues	$383,311	$376,574	1.8%	$384,448	$375,304	2.4%
Hotel Operating Revenues	$470,287	$459,489	2.4%	$437,496	$425,736	2.8%

RevPAR for the year ended December 31, 2017 increased 2.3% for our comparable consolidated hotels when compared to 2016.  The 2.3% increase in 2017 is in line with the 2.1% comparable hotel growth experienced in 2016.  The Company experienced stronger RevPAR growth from comparable consolidated hotels located in Boston, Washington D.C., and on the West Coast, which experienced RevPAR growth of 5.7%, 3.2%, and 3.6%, respectively, for 2017 when compared to 2016.  The Company also achieved RevPAR growth of 2.2% for our New York City hotels for the year ended December 31, 2017, which continues to outperform relative to market results for New York City.  Of additional note, the Company experienced strong fourth quarter results from the comparable hotels located in South Florida, driven by hurricane-related compression, increased leisure travel to Miami as Zika fears wane, and stabilization of international inbound demand.  Our year-end December 31, 2017 results for these comparable hotels showed RevPAR growth of 0.2%, which is a marked improvement over the results for the nine months ended September 30, 2017 that showed RevPAR growth of -5.3%.  This recovery is the result of a 22.5% RevPAR growth for our South Florida comparable hotels during the fourth quarter of 2017.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
	(Includes 9 hotels in both years)			(Includes 12 hotels in both years)
	Year Ended 2017	Year Ended 2016	2017 vs. 2016 % Variance	Year Ended 2016	Year Ended 2015	2016 vs. 2015 % Variance

Occupancy	90.5%	89.5%	102 bps	78.7%	79.5%	-80 bps
Average Daily Rate (ADR)	$206.21	$206.45	-0.1%	$192.74	$193.95	-0.6%
Revenue Per Available Room (RevPAR)	$186.63	$184.72	1.0%	$151.60	$154.27	-1.7%

Room Revenues	$93,254	$92,557	0.8%	$136,248	$138,290	-1.5%
Total Revenues	$95,219	$95,239	0.0%	$161,174	$162,670	-0.9%

Driving occupancy results, the Cindat properties experienced occupancy growth of 209 basis points for the year ended December 31, 2017.  The properties within our unconsolidated joint ventures, on a comparable basis, generated 1.0% and a negative 1.7% RevPAR growth for the years ended December 31, 2017 and 2016, respectively.  The increases in RevPAR for 2017 are driven by hotel properties located in New York City within the Cindat joint venture, which had increased RevPAR growth of 1.9% for the year ended December 31, 2017 when compared to the same period in 2016.  The growth in RevPAR can be attributed to the completion of property renovations during 2017, and a change in our revenue management and group mix strategies for the properties.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2017 TO DECEMBER 31, 2016

(dollars in thousands, except ADR and per share data)

Revenue

Our total revenues for the years ended December 31, 2017 and 2016 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 99% of total revenues for the years ended December 31, 2017 and 2016.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues increased $30,770 or 6.6%, to $497,140 for the year ended December 31, 2017 compared to $466,370 for the same period in 2016.  This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the year ended December 31, 2016		$466,370
Incremental Revenue Additions from Acquisitions (1/1/2016 - 12/31/2017):
Sanctuary Resort – Monterey, CA	$1,119
Hilton Garden Inn M Street – Washington, DC	2,640
The Envoy - Boston, MA	11,624
Courtyard - Sunnyvale, CA	9,094
The Ambrose - Santa Monica, CA	6,775
Mystic Marriott Hotel & Spa - Groton, CT	21,248
The Ritz-Carlton - Coconut Grove, FL	13,376
The Pan Pacific Hotel - Seattle, WA	13,127
The Westin - Philadelphia, PA	14,382
Total Incremental Revenue from Acquisitions		93,385
Incremental Revenue Reductions from Dispositions (1/1/2016 - 12/31/2017):
Cindat Hotel Portfolio (7 hotels)	(18,109)
Hyatt Place - King of Prussia, PA	(1,460)
Hawthorn Suites - Franklin, MA	(2,117)
Residence Inn - Framingham, MA	(4,770)
Residence Inn - Norwood, MA	(3,669)
Residence Inn - Greenbelt, MD	(6,394)
Courtyard - Alexandria, VA	(7,414)
Hyatt House - Scottsdale, AZ	(3,211)
Hyatt House - Pleasant Hill, CA	(5,059)
Hyatt House - Pleasanton, CA	(4,806)
Holiday Inn Express - Chester, NY	(352)
Total Incremental Revenue from Dispositions		(57,361)
Change in Hotel Operating Revenue for Remaining Hotels		(5,254)
Hotel Operating Revenue for the year ended December 31, 2017		$497,140

Expenses

Total hotel operating expenses increased 12.2% to approximately $295,050 for the year ended December 31, 2017 from $262,956 for the year ended December 31, 2016. This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a decrease in hotel operating expenses which were not recognized in the year ended December 31, 2017 due to hotel dispositions. This increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the year ended December 31 2016		$262,956
Incremental Expense Additions from Acquisitions (1/1/2016 - 12/31/2017):
Sanctuary Resort – Monterey, CA	$1,559
Hilton Garden Inn M Street – Washington, DC	1,341
The Envoy - Boston, MA	6,870
Courtyard - Sunnyvale, CA	3,996
The Ambrose - Santa Monica, CA	3,386
Mystic Marriott Hotel & Spa - Groton, CT	15,289
The Ritz-Carlton - Coconut Grove, FL	11,670
The Pan Pacific Hotel - Seattle, WA	9,502
The Westin - Philadelphia, PA	8,502
Total Incremental Expenses from Acquisitions		62,115
Incremental Expense Reductions from Dispositions (1/1/2016 - 12/31/2017):
Cindat Hotel Portfolio (7 hotels)	(10,901)
Hyatt Place - King of Prussia, PA	(1,155)
Hawthorn Suites - Franklin, MA	(1,279)
Residence Inn - Framingham, MA	(2,420)
Residence Inn - Norwood, MA	(1,811)
Residence Inn - Greenbelt, MD	(2,994)
Courtyard - Alexandria, VA	(4,914)

Hyatt House - Scottsdale, AZ	(1,894)
Hyatt House - Pleasant Hill, CA	(2,402)
Hyatt House - Pleasanton, CA	(2,215)
Holiday Inn Express - Chester, NY	(157)
Total Incremental Expenses from Dispositions		(32,142)
Change in Hotel Operating Expenses for Remaining Hotels		2,121
Hotel Operating Expenses for the year ended December 31, 2017		$295,050

Depreciation and amortization increased by 11.1%, or $8,362, to $83,752 for the year ended December 31, 2017 from $75,390 for the year ended December 31, 2016.  The increase was a result of depreciation and amortization recorded on the hotels recently acquired.  Real estate and personal property tax and property insurance increased $143, or 0.4%, for the year ended December 31, 2017 when compared to the same period in 2016. We typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions of expense resulting from successful real estate tax appeals.  Additionally, the Company recorded a separate $4,082 impairment charge related to one hotel as a result of an analysis that indicated that the carrying amount of the asset exceeded its fair value by an amount that was determined unrecoverable based on our estimated hold period for the property.

General and administrative expense decreased by approximately  $891 to $23,553 for the year ended December 31, 2017 from  $24,444 for the year ended December 31, 2016.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.   Expense related to share based compensation increased $1,238 when comparing the year ended December 31, 2017 to the same period in 2016. This increase in share based compensation expense is primarily related to the issuance of share awards under the 2014 Multi-Year LTIP during the year ended December 31,2017 as the performance period ended December 31, 2016. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $357 from $2,560 for the year ended December 31, 2016 to $2,203 for the same period in 2017. The costs incurred in 2017 were primarily related to our acquisition of the Mystic Marriott Hotel & Spa, Groton, CT, the Ritz-Carlton, Coconut Grove, FL, the Pan Pacific Hotel, Seattle,  WA, and the Philadelphia Westin, Philadelphia, PA while the costs incurred in 2016 were primarily related to our acquisition of the Sanctuary Beach Resort, Marina, CA, the Hilton Garden Inn M Street, Washington, DC, the Envoy Hotel, Boston, MA, the Courtyard by Marriott, Sunnyvale, CA and The Ambrose, Santa Monica, CA.  Also included in acquisition and terminated transaction costs are charges related to transactions that were terminated during the period.

During the year ended December 31, 2017, the Company recorded a loss in excess of insurance recoveries of $4,268.  This loss represents both the impairment loss and remediation costs, net of estimated insurance recoveries, associated with the damage to our hotel properties in South Florida caused by Hurricane Irma.  As of December 31, 2017 the Company has recorded an insurance receivable of $10,024. Our current insurance policies also contain coverage for income lost due to business interruption from covered losses.  Any recoveries obtained through business interruption coverage will be recorded as a gain at such time that the recovery is probable.  The Company recorded $0 gain related to business interruption insurance coverage during the year ended December 31, 2017.

Operating Income

Operating income for the year ended December 31, 2017 was $49,569 compared to operating income of $65,522 during the same period in 2016. Operating income was negatively impacted by increased costs in areas such as hotel operating expenses, depreciation and amortization, property impairment, and losses in excess of insurance recoveries.  These increases in operating costs were partially offset by an increase in hotel operating revenue and decreases in general and administrative expenses, and acquisition and terminated transaction costs.

Interest Expense

Interest expense decreased $1,690 from $44,352 for the year ended December 31, 2016 to $42,662 for year ended December 31, 2017. The balance of our borrowings, excluding discounts and deferred costs, have decreased by $9,919 in total between December 31, 2016 and December 31, 2017, as we drew an additional $68,380 on our Credit Facility which was offset by debt paydowns of $81,449 since December 31, 2016.  The sale of properties with mortgage debt and the pay-off of other property-level debt during 2016 and 2017 resulted in a reduction of interest expense of $11,624 for the year ended December

31, 2017 compared to the corresponding period in 2016.  This reduction in expense was partially offset by the credit facility which contributed $6,733 incrementally to interest expense when comparing the year ended December 31, 2017 to the corresponding period in 2016.

Gain on Disposition of Hotel Properties

During the year ended December 31, 2017, the Company recorded a gain of $90,350 related to the sales of the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, the Hyatt House, Pleasanton, CA, Hyatt House, Pleasant Hill, CA, and Holiday Inn Express, Chester, NY.  This is compared to a gain on sale recognized during the year ended December 31, 2016 of $115,839 related to the contribution of seven properties to the Cindat joint venture transaction and the sales of the Hyatt Place, King of Prussia, PA, Hawthorn Suites, Franklin, MA, Residence Inn, Framingham, MA, and Residence Inn, Norwood, MA.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Loss from our unconsolidated joint ventures increased by $650 to a loss of $2,473 for the year ended December 31, 2017 compared to a loss of $1,823 during the same period in 2016, primarily due to the loss we recognized on our equity interest in the Cindat joint venture.  We recognized a $16,240 gain on the remeasurement of investment in unconsolidated joint ventures related to our transfer and redemption of our joint venture interest in Mystic Partners, LLC.  In exchange for our interest in the partnership, we received 100% ownership of the Mystic Marriott Hotel & Spa and $11,623 in cash proceeds.

Income Tax (Expense) Benefit

During the year ended December 31, 2017, the Company recorded an income tax expense of $5,262 compared to an income tax benefit of $4,888 for the year ended December 31, 2016.  The large increase in income tax expense is partially attributable to the change in the statutory tax rate applicable to the Company as a result of the recent changes in tax regulations, the Tax Cuts & Jobs Act, which reduced our federal tax rate from 34% in 2017 to 21% for periods thereafter.  The remaining increase in income tax expense is attributable to the improved operating results of the taxable REIT subsidiary.  This decrease in the tax rate required the Company to remeasure our net deferred tax asset resulting in increased income tax expense of $4,601.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the year ended December 31, 2017 was $75,699 compared to income of $95,579 during the same period in 2016.  This decrease in net income was primarily caused by a lower hotel operating margin of $15,953, and increase in income tax expense of $10,150, and a lower net gain on hotel dispositions of $25,489. Offsetting these items were: (1) a decrease of $1,690 in interest expense and (2) a $16,831 expense incurred during 2016 as result of a lease buyout of a restaurant at our Courtyard by Marriott, Miami, FL property made in conjunction with an overall property improvement and up-branding strategy that did not occur in 2017.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the year ended December 31, 2017 was $78,075 compared to comprehensive income of $97,328 for the same period in 2016. This change can be attributed to the items affecting Net Income Applicable to Common Shareholders as more fully described above. For the year ended December 31, 2017, we recorded comprehensive income of $107,476 compared to $123,296 of comprehensive income for the year ended December 31, 2016.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2016 TO DECEMBER 31, 2015

(dollars in thousands, except ADR and per share data)

Revenue

Our total revenues for the years ended December 31, 2016 and 2015 consisted entirely of hotel operating revenues, including room, food and beverage and other operating department revenues, and other revenue.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues decreased  $3,902, or 0.8%, from $470,272 for the year ended December 31, 2015 to $466,370 for the same period in 2016.  This decrease in hotel operating revenues was primarily attributable to the impact of the hotels contributed to the Cindat joint venture, offset by the acquisition of hotel properties, continued growth and stabilization of our existing assets. The decrease in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the year ended December 31, 2015		$470,272
Incremental Revenue Additions from Acquisitions (1/1/2015 - 12/31/2016):
Sanctuary Resort – Monterey, CA	$6,366
Hilton Garden Inn M Street – Washington, DC	13,565
The Envoy - Boston, MA	8,848
Courtyard - Sunnyvale, CA	1,768
The Ambrose - Santa Monica, CA	429
St. Gregory Hotel, Washington, DC	4,597
TownePlace Suites, Sunnyvale, CA	3,849
Ritz-Carlton Georgetown, DC	18,157
Total Incremental Revenue from Acquisitions		57,579
Incremental Revenue Reductions from Dispositions (1/1/2015 - 12/31/2016):
Cindat Hotel Portfolio (7 hotels)	(63,858)
Hyatt Place - King of Prussia, PA	(2,944)
Hawthorn Suites - Franklin, MA	(906)
Residence Inn - Framingham, MA	(1,194)
Residence Inn - Norwood, MA	(738)
Total Incremental Revenue from Dispositions		(69,640)
Change in Hotel Operating Revenue for Remaining Hotels		8,159
Hotel Operating Revenue for the year ended December 31, 2016		$466,370

Expenses

Total hotel operating expenses, including room, food and beverage and other operating department expenses increased 3.4% to approximately $262,956 for the year ended December 31, 2016 from $254,313 for the year ended December 31, 2015. This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a decrease in hotel operating expenses recorded during the year ended December 31, 2015 compared to 2016 due to the contribution of seven hotel properties to the joint venture with Cindat as well as the other hotel dispositions. The increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the year ended December 31 2015		$254,313
Incremental Expense Additions from Acquisitions (1/1/2015 - 12/31/2016):
Sanctuary Resort – Monterey, CA	$3,480
Hilton Garden Inn M Street – Washington, DC	5,875
The Envoy - Boston, MA	5,240
Courtyard - Sunnyvale, CA	857
The Ambrose - Santa Monica, CA	206
St. Gregory Hotel, Washington, DC	5,156
TownePlace Suites, Sunnyvale, CA	2,270
Ritz-Carlton Georgetown, DC	15,592
Total Incremental Expenses from Acquisitions		38,676
Incremental Expense Reductions from Dispositions (1/1/2015 - 12/31/2016):
Cindat Hotel Portfolio (7 hotels)	(28,214)
Hyatt Place - King of Prussia, PA	(1,915)
Hawthorn Suites - Franklin, MA	(608)
Residence Inn - Framingham, MA	(714)
Residence Inn - Norwood, MA	(487)
Total Incremental Expenses from Dispositions		(31,938)
Change in Hotel Operating Expenses for Remaining Hotels		1,905
Hotel Operating Expenses for the year ended December 31, 2016		$262,956

Depreciation and amortization increased by 1.3%, or $1,000, to $75,390 for the year ended December 31, 2016 from $74,390 for the year ended December 31, 2015.  The increase was a result of depreciation and amortization recorded on the hotels recently acquired, offset by a decrease of approximately $5,685 in depreciation and amortization recorded during the year ended December 31, 2015 compared to 2016 for properties part of the joint venture with Cindat.  Real estate and personal property tax and property insurance decreased $2,361, or 6.8%, for the year ended December 31, 2016 when compared to the same period in 2015. This was primarily attributable to a decrease of $6,000 in real estate and property insurance during the current year related to the seven hotel properties contributed to the joint venture with Cindat in April of 2016. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are often partially offset by reductions resulting from successful property tax appeals.

General and administrative expense increased by approximately  $3,929 to $24,444 for the year ended December 31, 2016 from  $20,515  for the year ended December 31, 2015.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.   Expense related to share based compensation increased $1,525 when comparing the year ended December 31, 2016 to the same period in 2015. This increase in share based compensation expense is primarily related to the issuance of share awards under the 2013 Multi-Year LTIP during the year ended December 31, 2016 as the performance period ended December 31, 2015. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing hotel properties were met as of December 31, 2017. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

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

As of December 31, 2017, the outstanding balance under the First Term Loan was $225,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $16,100 outstanding under the Line of Credit. As of December 31, 2017, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $123,849 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the Credit Facility, Second Term Loan and Third Term Loan out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities and from proceeds from dispositions.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2017, we have $27,234 of indebtedness due on or before December 31, 2018. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

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

Common Share Repurchase Plan

In October 2015, our Board of Trustees authorized a share repurchase program for up to $100,000 of common shares. For the twelve months ended December 31, 2016, the Company repurchased 2,772,710 common shares for an aggregate purchase price of $52,055. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

In October 2016, our Board of Trustees authorized our 2017 share repurchase program for up to $100,000 of common shares which commenced upon the completion of the prior repurchase program. For the twelve months ended December 31, 2017, the Company repurchased 1,991,573 common shares for an aggregate purchase price of $35,138. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

In December 2017, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced on January 1, 2018. The new program will expire on December 31, 2018, unless extended by our Board of Trustees.

Acquisitions

During the year ended December 31, 2017, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Mystic Marriott Hotel & Spa, Groton, CT (1)	1/3/2017	$1,420	$40,440	$7,240	$899	*	$49,999	$41,333
The Ritz-Carlton, Coconut Grove, FL	2/1/2017	5,185	30,825	1,064	(291)	**	36,783	3,150
The Pan Pacific Hotel, Seattle, WA	2/21/2017	13,079	59,256	6,665	-		79,000	-
Philadelphia Westin, Philadelphia, PA	6/29/2017	19,154	103,406	12,024	367	***	134,951	-
TOTAL		$38,838	$233,927	$26,993	$975		$300,733	$44,483

(1) The Mystic Marriott Hotel & Spa was acquired as partial consideration within the transaction to redeem and transfer our joint venture interest in Mystic Partners, LLC.

*Consists entirely of $899 of advanced bookings.

**Includes an intangible asset for a lease-in-place of $229, and a below market lease liability of $520.

***Consists entirely of $367 of advanced bookings.

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

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Line of Credit. We believe that the net cash provided by operations in the coming year and borrowings drawn on the Line of Credit will be adequate to fund the Company’s operating requirements, monthly recurring debt service and the payment of dividends in accordance with REIT requirements of the Code.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2017, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the year ended December 31, 2017 was $108,406 and cash used for the payment of distributions and dividends for the year ended December 31, 2017 was $82,986, which included a special dividend of $8,343 that was funded by a portion of our proceeds from 2016 dispositions.

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

Spending on capital improvements during the year ended December 31, 2017 increased when compared to spending on capital improvements during the year ended December 31, 2016. During the year ended December 31, 2017, we spent $51,916 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $33,267 during the same period in 2016. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the year ended December 31, 2017, we spent $7,637 on hotel development projects compared to $952 during the same period of 2016.

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

CASH FLOW ANALYSIS (dollars in thousands, except per share data)

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Net cash provided by operating activities increased $21,848 from $86,558 for the year ended December 31, 2016 to $108,406 for the comparable period in 2017. Net income, adjusted for non-cash items reflected in the statement of cash flows for the year ended December 31, 2017 increased by $8,408 when compared to 2016. Furthermore, a net decrease in working capital assets provided additional cash from operating activities of approximately $13,440.

Net cash used in investing activities for the year ended December 31, 2017 was $99,594 compared to net cash provided by investing activities of $149,924 for the year ended December 31, 2016. During 2016, we received $429,221 in net proceeds from contributions of seven hotel properties to the Cindat joint venture for which we did not have similar transactions in 2017.  We disposed of six hotel properties for proceeds of $196,635 for the year ended December 31, 2017 compared to the sale of four hotel properties for the year ended December 31, 2016 for $67,430. Offsetting these sources of funds were $249,369 for the purchase of four hotel properties during the year ended December 31, 2017 compared to $321,995 for the purchase of five hotel properties during 2016.  Additionally, our spending on capital expenditures and development projects for 2017 exceeded our spending from 2016 by $25,334, which was the result of planned property repositioning and restaurant re-concepting projects.

Net cash used in financing activities for the year ended December 31, 2017 was $176,511 compared to net cash used in financing activities for the year ended December 31, 2016 of $78,793.  For the year ended December 31, 2017, proceeds from borrowings totaled $58,380 while repayments on borrowings under the Line of Credit, Term Loans and mortgages payable totaled $112,782, resulting in a net paydown of borrowings of $54,402.  For the year ended December 31, 2016, proceeds from borrowings totaled $156,100 while repayments on borrowings under the Line of Credit, Term Loans and mortgages payable totaled $276,859, resulting in a net paydown of borrowings of $120,759.  Adding to the increase in cash outflows from financing activities for the year ended December 31, 2017 is cash paid on dividends and distributions, which increased by $15,130 when comparing 2017 to 2016.  In addition, we issued Series D and E Preferred Shares during 2016 for net proceeds of $282,686 and subsequently redeemed our Series B Preferred Shares in June 2016 by paying $115,000 for a net cash inflow in 2016 of $167,686, for which we had no similar activity in 2017.  Partially offsetting these increases in cash used by financing activities was a reduction of cash spent on the repurchase of common shares, which decreased by $16,877 from the year ended December 31, 2016 when compared to the year ended December 31, 2017.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Net income applicable to common shareholders	$75,699	$95,579	$27,440
Income allocated to noncontrolling interests	5,072	4,477	411
(Income) loss from unconsolidated joint ventures	(13,767)	1,823	(965)
Gain on disposition of hotel properties	(90,350)	(115,839)	-
Loss from impairment of depreciable assets	5,926	-	-
Depreciation and amortization	83,752	75,390	74,390
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	66,332	61,430	101,276

Income (loss) from Unconsolidated Joint Ventures	13,767	(1,823)	965
Gain from remeasurement of investment in unconsolidated joint ventures	(16,240)	-	-
Depreciation and amortization of purchase price in excess of historical cost (1)	(1,207)	(418)	481
Interest in depreciation and amortization of unconsolidated joint ventures (2)	11,366	14,820	5,027
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	7,686	12,579	6,473

Funds from Operations applicable to common shareholders and Partnership units	$74,018	$74,009	$107,749

Weighted Average Common Shares and Units Outstanding
Basic	41,423,804	42,957,199	47,786,811
Diluted	44,834,724	45,740,227	50,276,867

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2017 and 2016 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of December 31, 2017, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions.  The provisions of the update will be effective for the Company starting January 1, 2019 with the early adoption available.  Based on the type of derivative instruments within the Company’s portfolio, we do not anticipate this update to have a material effect on our consolidated financial statements and related disclosures, however, we are currently assessing the ultimate impact of this update.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  The update defines the term “in substance nonfinancial asset” as it is presented in Subtopic 610-20 as a “financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets that are promised to the counterparty in the contract is concentrated in nonfinancial assets.” As it relates to the Company, real estate, such as land and building, would be considered an example of a nonfinancial asset.  Additionally, the update provides guidance over partial sale transactions, particularly, when an entity should derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction, and the extent of gain that should be recognized as a result of the partial sale transaction.  This standard is effective in conjunction with ASU No. 2014-09 (presented below), which is effective for periods beginning after December 15, 2017 and the Company will adopt effective January 1, 2018, the same time as the adoption of ASU No. 2014-09.  The Company has considered how the provisions of this update affect our adoption of ASU No. 2014-09.  See below for our discussion of ASU No. 2014-09 and the effect it will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which requires the capitalization of acquisition costs to the underlying assets.  The Company expects the standard to have an impact on our financial statements in periods during which we complete significant hotel acquisitions.  For instance, during the year ended December 31, 2017, the Company incurred $2,203 in expenses related to acquisition costs that would have been subject to capitalization under this ASU.  This standard is effective for periods beginning after December 31, 2017, and the Company will adopt it effective January 1, 2018.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2018.  The standard permits the use of either the retrospective or modified retrospective transition method.  The modified retrospective method allows for, among other things, a cumulative adjustment to opening equity upon adoption of the standard.  The Company will utilize the modified retrospective transition method along with the available practical expedients upon adoption of ASU No. 2014-09.  We evaluated each of our revenue streams and related recognition under the standard.   Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate is impacted by the FASB definition of a business and in substance nonfinancial assets, which have recently been addressed through the issuance of ASU No. 2017-01 and ASU No. 2017-05, respectively.  Based on the provisions of ASU No. 2017-01 and ASU No. 2017-05, the Company expects any future sales of interests or partial interests in hotel properties resulting in gains to likely meet the criteria for full gain recognition.  This treatment is not different from our historical position when selling our entire interest in hotel properties, however, this is different than the historical treatment in certain instances where the Company sold partial interests in hotel properties.  In particular, during 2016 the Company sold partial interests in seven hotel properties to a third party (“Cindat Sale”) resulting in an approximate $81 million deferred gain based on prevailing GAAP at the time of the transaction.  As permitted under the available practical expedients, the Company will apply existing accounting principles for the impacts of any contracts that are determined to be closed contracts at the date of adoption.    Accordingly, the Company analyzed the Cindat Sale to assess whether it meets the definition of a closed contract under the guidance of ASU No. 2014-09 and concluded it is a closed contract.  Accordingly, there will be no change to the deferred gain amount recorded in conjunction with the Cindat Sale and the Company will continue to follow existing GAAP for the transaction.

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Note 6, “Commitments and Contingencies and Related Party Transactions,” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2017.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long Term Debt	$360,055	$27,234	$147,745	$60,084	$124,992
Interest Expense on Long Term Debt	63,616	14,991	22,833	13,746	12,046
Unsecured Term Loans	718,900	-	300,000	418,900	-
Unsecured Line of Credit	16,100	-	16,100	-	-
Interest Expense on Credit Facility	92,953	26,065	48,437	18,451	-
Hotel Ground Rent	257,538	2,714	5,463	5,572	243,789
Total	$1,509,162	$71,004	$540,578	$516,753	$380,827

Item 7A .Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2017, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second Term and Third Term Loans and certain variable rate mortgages and notes payable. As of December 31, 2017, we had total variable rate debt outstanding of $402,906 with a weighted average interest rate of 3.65%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2017 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2017 of $3,956.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2017, we have an interest rate cap related to debt on the Hyatt Union Square, New York, and we have five interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY, Courtyard, LA Westside, Culver City, CA, and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2017 approximately 67% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 33% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2017 to be approximately $1,050,778 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2017 to be approximately $1,096,541.

	2018	2019	2020	2021	2022	Thereafter	Total

Fixed Rate Debt	$1,165	$1,436	$346,021	$252,477	$1,507	$73,444	$676,050
Weighted Average Interest Rate	3.90%	3.89%	3.99%	4.69%	4.69%	4.69%	4.31%

Floating Rate Debt	$1,070	$100,289	$-	$25,000	$225,000	$51,548	$402,907
Weighted Average Interest Rate	3.88%	3.88%	0.00%	3.91%	4.56%	4.56%	4.11%

	$2,235	$101,725	$346,021	$277,477	$226,507	$124,992	$1,078,957

The table incorporates only those exposures that existed as of December 31, 2017, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Trustees
Hersha Hospitality Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Philadelphia, Pennsylvania
February 23, 2018

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	December 31, 2017	December 31, 2016
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$2,009,572	$1,767,570
Investment in Unconsolidated Joint Ventures	3,569	11,441
Cash and Cash Equivalents	17,945	185,644
Escrow Deposits	7,641	8,993
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $49 and $91	11,999	8,769
Due from Related Parties	5,322	18,332
Intangible Assets, Net of Accumulated Amortization of $6,598 and $4,532	16,388	16,944
Other Assets	49,913	39,370
Hotel Assets Held for Sale	15,987	98,473
Total Assets	$2,138,336	$2,155,536

Liabilities and Equity:
Line of Credit	$16,100	$-
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	715,449	663,500
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	53,781	50,578
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	307,683	337,821
Accounts Payable, Accrued Expenses and Other Liabilities	58,770	65,106
Dividends and Distributions Payable	17,115	26,050
Liabilities Related to Hotel Assets Held for Sale	-	51,428
Deferred Gain on Disposition of Hotel Assets	81,284	81,314
Total Liabilities	$1,250,182	$1,275,797

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,000,000 Series E Shares Issued and Outstanding at December 31, 2017, and 3,000,000 Series C, 7,700,000 Series D and 4,000,000 Series E Shares Issued and Outstanding at December 31, 2016, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at December 31, 2017 and 90,000,000 Shares Authorized at December 31, 2016; 39,916,661 and 41,770,514 Shares Issued and Outstanding at December 31, 2017 and December 31, 2016, respectively	399	418
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2017 and December 31, 2016	-	-
Accumulated Other Comprehensive Income	3,749	1,373
Additional Paid-in Capital	1,164,946	1,198,311
Distributions in Excess of Net Income	(335,373)	(364,831)
Total Shareholders' Equity	833,868	835,418

Noncontrolling Interests (Note 1):	54,286	44,321

Total Equity	888,154	879,739

Total Liabilities and Equity	$2,138,336	$2,155,536

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE /UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2017	2016	2015
Revenue:
Hotel Operating Revenues:
Room	$411,149	$408,844	$424,477
Food & Beverage	58,491	35,366	26,405
Other Operating Revenues	27,500	22,160	19,390
Other Revenues	1,097	259	113
Total Revenues	498,237	466,629	470,385

Operating Expenses:
Hotel Operating Expenses:
Room	90,716	89,055	90,681
Food & Beverage	47,906	29,566	21,040
Other Operating Expenses	156,428	144,335	142,592
Hotel Ground Rent	3,460	3,600	3,137
Real Estate and Personal Property Taxes and Property Insurance	32,300	32,157	34,518
General and Administrative (including Share Based Payments of $9,286, $8,048, and $6,523 for the years ended December 31, 2017, 2016, and 2015, respectively)	23,553	24,444	20,515
Acquisition and Terminated Transaction Costs	2,203	2,560	1,119
Loss on Impairment of Assets	4,082	-	-
Depreciation and Amortization	83,752	75,390	74,390
Property Losses in Excess of Insurance Recoveries	4,268	-	-
Total Operating Expenses	448,668	401,107	387,992

Operating Income	49,569	65,522	82,393

Interest Income	271	362	193
Interest Expense	(42,662)	(44,352)	(43,557)
Other Expense	(771)	(961)	(367)
Gain on Disposition of Hotel Properties	90,350	115,839	-
Lease Buyout	268	(16,831)	-
Loss on Debt Extinguishment	(590)	(1,187)	(561)
Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	96,435	118,392	38,101

(Loss) Income from Unconsolidated Joint Ventures	(2,473)	(1,823)	965
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	16,240	-	-
Income (Loss) from Unconsolidated Joint Venture Investments	13,767	(1,823)	965

Income Before Income Taxes	110,202	116,569	39,066

Income Tax (Expense) Benefit	(5,262)	4,888	3,141

Net Income	104,940	121,457	42,207

Income Allocated to Noncontrolling Interests	(5,072)	(4,477)	(411)
Preferred Distributions	(24,169)	(17,380)	(14,356)
Extinguishment of Issuance Costs Upon Redemption of Preferred Shares	-	(4,021)	-

Net Income Applicable to Common Shareholders	$75,699	$95,579	$27,440

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2017	2016	2015
Earnings Per Share:
BASIC
Income from Continuing Operations Applicable to Common Shareholders	$1.82	$2.21	$0.56

DILUTED
Income from Continuing Operations Applicable to Common Shareholders	$1.79	$2.18	$0.56

Weighted Average Common Shares Outstanding:
Basic	41,423,804	42,957,199	47,786,811
Diluted*	42,056,431	43,530,731	48,369,658

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
Common Units and Vested LTIP Units	2,778,293	2,209,496	1,907,209

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS]

	Year Ended December 31,
	2017	2016	2015
Net Income	$104,940	$121,457	$42,207
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	3,130	2,449	1,459
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(594)	(610)	(1,567)
Total Other Comprehensive Income (Loss)	$2,536	$1,839	$(108)

Comprehensive Income	107,476	123,296	42,099
Less: Comprehensive Income Applicable to Noncontrolling Interests	(5,232)	(4,567)	(411)
Less: Preferred Distributions	(24,169)	(17,380)	(14,356)
Less: Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	(4,021)	-
Comprehensive Income Applicable to Common Shareholders	$78,075	$97,328	$27,332

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2016	41,770,514	418	-	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	879,739
Unit Conversion	23,964	-	-	-	-	392	-	-	392	(23,964)	(392)	-
Repurchase of Common Shares	(1,991,573)	(20)	-	-	-	(35,158)	-	-	(35,178)	-	-	(35,178)
Common Units Issued	-	-	-	-	-	-	-	-	-	225,000	4,133	4,133
Preferred Shares ATM Issuance, Net of Costs	-	-	-	1,700	-	(219)	-	-	(219)			(219)
Dividends and Distributions declared:
Common Shares ($1.12 per share)	-	-	-	-	-	-	-	(46,241)	(46,241)	-	-	(46,241)
Preferred Shares	-	-	-	-	-	-	-	(24,169)	(24,169)	-	-	(24,169)
Common Units ($1.12 per share)	-	-	-	-	-	-	-	-	-	-	(2,270)	(2,270)
LTIP Units ($1.12 per share)	-	-	-	-	-	-	-	-	-	-	(1,452)	(1,452)
Dividend Reinvestment Plan	4,425	-	-	-	-	81	-	-	81	-	-	81
Share Based Compensation:
Grants	109,331	1	-	-	-	28	-	-	29	183,784	779	808
Amortization	-	-	-	-	-	1,511	-	-	1,511	-	3,935	5,446
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	2,376	-	2,376	-	160	2,536
Net Income	-	-	-	-	-	-	-	99,868	99,868	-	5,072	104,940
Balance at December 31, 2017	39,916,661	399	-	14,701,700	147	1,164,946	3,749	(335,373)	833,868	3,223,366	54,286	888,154

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155
Repurchase of Common Shares	(2,772,710)	(27)	-	-	-	(52,028)	-	-	(52,055)	-	-	-	-	(52,055)
Common Units Issued	-	-	-	-	-	-	-	-	-	225,000	4,430	-	4,430	4,430
Preferred Shares
Preferred Share Offering, Net of Costs	-	-	-	11,700,000	117	282,467	-	-	282,584	-	-	-	-	282,584
Preferred Share Redemption	-	-	-	(4,600,000)	(46)	(114,954)	-		(115,000)	-	-	-	-	(115,000)
Dividends and Distributions declared:
Common Shares ($1.32 per share)	-	-	-	-	-	-	-	(56,157)	(56,157)	-	-	-	-	(56,157)
Preferred Shares	-	-	-	-	-	-	-	(17,380)	(17,380)	-	-	-	-	(17,380)
Common Units ($1.32 per share)	-	-	-	-	-	-	-	-	-	-	(2,356)	-	(2,356)	(2,356)
LTIP Units ($1.32 per share)	-	-	-	-	-	-	-	-	-	-	(1,574)	-	(1,574)	(1,574)
Dividend Reinvestment Plan	3,518	-	-	-	-	63	-	-	63	-	-	-	-	63
Share Based Compensation:
Grants	82,338	1	-	-	-	(398)	-	-	(397)	294,245	1,060	-	1,060	663
Amortization	-	-	-	-	-	1,417	-	-	1,417	-	5,971	-	5,971	7,388
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	1,839	-	1,839	-	-	-	-	1,839
Exercise of Option to Acquire Noncontrolling Interest	-	-	-	-	-	(4,515)	-	-	(4,515)	-	-	2,197	2,197	(2,318)
Net Income (Loss)	-	-	-	-	-	-	-	116,980	116,980	-	4,914	(437)	4,477	121,457
Balance at December 31, 2016	41,770,514	418	-	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	-	44,321	879,739

The Accompanying Notes are an Integral Part of These Consolidated Financial Statement

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2014	49,708,771	497	-	7,600,000	76	1,194,547	(358)	(365,381)	829,381	2,199,434	29,082	(1,075)	28,007	857,388
Unit Conversion	8,965	-	-	-	-	132	-	-	132	(8,965)	(132)	-	(132)	-
Repurchase of Common Shares	(5,310,371)	(53)	-	-	-	(110,517)	-	(17,669)	(128,239)	-	-		-	(128,239)
Dividends and Distributions declared:
Common Stock ($1.12 per share)	-	-	-	-	-	-	-	(52,664)	(52,664)	-	-		-	(52,664)
Preferred Shares	-	-	-	-	-	-	-	(14,356)	(14,356)	-	-		-	(14,356)
Common Units ($1.12 per share)	-	-	-	-	-	-	-	-	-	-	(1,913)	-	(1,913)	(1,913)
LTIP Units ($1.12 per share)	-	-	-	-	-	-	-	-	-	-	(694)	-	(694)	(694)
Dividend Reinvestment Plan	2,018	-	-	-	-	50	-	-	50	-	-		-	50
Share Based Compensation:
Grants	47,985	-	-	-	-	620	-	-	620	128,832	-		-	620
Amortization	-	-	-	-	-	1,427	-	-	1,427	-	4,437		4,437	5,864
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(108)	-	(108)	-	-		-	(108)
Net Income (Loss)	-	-	-	-	-	-	-	41,796	41,796	-	1,096	(685)	411	42,207
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS]

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net Income	$104,940	$121,457	$42,207
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(90,350)	(115,839)	-
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	(16,240)	-	-
Property Impairment	4,082	-	-
Property Losses in Excess of Insurance Recoveries	4,268	-	-
Lease Buyout	(294)	11,845	-
Deferred Taxes	5,262	(4,888)	(3,141)
Depreciation	82,004	74,644	74,007
Amortization	3,550	2,022	1,492
Loss on Debt Extinguishment	590	1,187	324
Equity in Loss (Income) of Unconsolidated Joint Ventures	2,473	1,823	(965)
Distributions from Unconsolidated Joint Ventures	700	1,574	1,446
Loss Recognized on Change in Fair Value of Derivative Instrument	60	50	107
Share Based Compensation Expense	9,286	8,048	6,523
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(135)	1,024	993
Escrows	1,283	4,991	(14)
Other Assets	1,072	1,286	(6,973)
Due from Related Parties	13,010	(12,089)	337
(Decrease) Increase in:
Due to Related Parties	-	(8,789)	1,586
Accounts Payable, Accrued Expenses and Other Liabilities	(17,155)	(1,788)	3,888
Net Cash Provided by Operating Activities	$108,406	$86,558	$121,817

Investing Activities:
Purchase of Hotel Property Assets	$(249,369)	$(321,995)	$(110,176)
Deposits on Hotel Acquisitions	(1,000)	-	(5,000)
Capital Expenditures	(51,916)	(33,267)	(27,366)
Cash Paid for Hotel Development Projects	(7,637)	(952)	(950)
Proceeds from Disposition of Hotel Properties	196,635	67,430	-
Net Changes in Capital Expenditure Escrows	69	6,476	(779)
Proceeds from the Sale of Joint Venture Interests	11,624	-
Proceeds from Contribution of Hotel Property Assets to Unconsolidated Joint Venture	-	429,221	-
Repayment of Notes Receivable	2,000	-	-
Distributions from Unconsolidated Joint Ventures	-	3,011	362
Net Cash (Used in) Provided by Investing Activities	$(99,594)	$149,924	$(143,909)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS]

	Year Ended December 31,
	2017	2016	2015
Financing Activities:
Borrowings (Repayment) Under Line of Credit, Net	$16,100	$(27,000)	$27,000
Proceeds of Unsecured Term Loan Borrowing	58,380	156,100	300,000
Repayment of Borrowings Under Unsecured Term Loan Borrowing	(6,100)	(39,480)	-
Principal Repayment of Mortgages and Notes Payable	(122,782)	(210,379)	(184,356)
Proceeds from Mortgages and Notes Payable	-	-	87,750
Cash Paid for Deferred Financing Costs	(3,352)	(2,467)	(2,362)
Cash Paid for Debt Extinguishment	(374)	(1,024)	-
Proceeds from Issuance of Preferred Shares, Net	43	282,686	-
Redemption of Series B Preferred Shares	-	(115,000)	-
Repurchase of Common Shares	(35,178)	(52,055)	(128,239)
Settlement of Interest Rate Cap	-	-	(450)
Exercise of Option to Acquire Noncontrolling Interest	-	(2,318)	-
Dividends Paid on Common Shares	(55,034)	(48,523)	(54,041)
Dividends Paid on Preferred Shares	(23,771)	(16,116)	(14,356)
Distributions Paid on Common Units and LTIP Units	(4,181)	(3,217)	(2,574)
Other Financing Activities	(262)	-	-
Net Cash (Used in) Provided by Financing Activities	$(176,511)	$(78,793)	$28,372

Net (Decrease) Increase in Cash and Cash Equivalents	$(167,699)	$157,689	$6,280
Cash and Cash Equivalents - Beginning of Period	185,644	27,955	21,675

Cash and Cash Equivalents - End of Period	$17,945	$185,644	$27,955

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

As of December 31, 2017, the Company, through the Partnership and subsidiary partnerships, wholly owned 41 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2017, the Company owned joint venture interests in another nine properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

Joint Venture	Property	Location	Lessee/Sublessee

Unconsolidated Joint Ventures
Cindat Hersha Owner JV, LLC (1)	Hampton Inn	Herald Square, NY	Cindat Hersha Lessee JV, LLC
	Hampton Inn	Chelsea, NY	Cindat Hersha Lessee JV, LLC
	Hampton Inn	Times Square, NY	Cindat Hersha Lessee JV, LLC
	Holiday Inn Express	Times Square, NY	Cindat Hersha Lessee JV, LLC
	Candlewood Suites	Times Square, NY	Cindat Hersha Lessee JV, LLC
	Holiday Inn	Wall Street, NY	Cindat Hersha Lessee JV, LLC
	Holiday Inn Express	Water Street, NY	Cindat Hersha Lessee JV, LLC
SB Partners, LLC (2)	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC
Hiren Boston, LLC (2)	Courtyard	South Boston, MA	South Bay Boston, LLC

(1) Our common ownership interest in the CINDAT JV equals 30% at December 31, 2017.  As of December 31, 2017, we owned a $43,194 preferred equity interest in the joint venture.  See Note 3 – Investment in Unconsolidated Joint Ventures for a more detailed explanation of our ownership interest and the related distribution of earnings within the venture.

(2) Our common ownership interest in SB Partners, LLC and Hiren Boston, LLC equals 50%.

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a VIE or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s:  HHLP; Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.  As noted, HHLP meets the criteria as a VIE.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.  Cindat Hersha Lessee JV, LLC is a VIE that leases hotel property. The entity is consolidated by the lessors, the primary beneficiary. Our maximum exposure to losses due to our investment in Cindat Hersha Owner JV, LLC is limited to our investment in the joint venture which is $0 as of December 31, 2017. Also, South Bay Boston, LLC leases hotel property is a VIE. The entity is consolidated by the lessors, the primary beneficiary. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.  On September 2, 2016, we exercised our option to acquire the non-controlling equity interests in Brisam Management DE, LLC (“Brisam”), the entity which owns the real estate assets of the Holiday Inn Express, New York, NY.  We paid approximately $2,318 to exercise this option.  Prior to the exercise of this option, we had consolidated Brisam, a variable interest entity, in our financial statements as we determined we were the primary beneficiary.

We allocate resources and assess operating performance based on individual hotels and consider each one of our hotels to be an operating segment.  No operating segment, individually, meets the threshold for a reportable segment as defined within ASC Topic 280 – Segment Reporting, nor do they fully satisfy the requisite aggregation criteria therein.  As a result, the Company does not present separate operating segment information within the Notes to the Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Building and Improvements            7 to 40 Years

Furniture, Fixtures and Equipment        2 to 7 Years

The Company periodically reviews the carrying value of each hotel to determine if circumstances indicate impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances indicate the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel. Based on the property’s undiscounted future cash flows, the Company will determine if the investment in such hotel is recoverable. If impairment is indicated, an adjustment will be made to reduce the carrying value of the hotel to reflect its fair value.

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Noncontrolling Interest

Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2017, 2016 and 2015 was 92.5%, 93.6%, and 95.0%, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

We classify the noncontrolling interests of our consolidated variable interest entity, and certain Common Units (“Nonredeemable Common Units”) as equity. The noncontrolling interests of Nonredeemable Common Units totaled $54,286 as of December 31, 2017 and $44,321 as of December 31, 2016. As of December 31, 2017, there were 3,223,366 Nonredeemable Common Units outstanding with a fair market value of $56,087, based on the price per share of our common shares on the NYSE on such date.

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

Terms of the Series C, Series D and Series E Preferred Shares outstanding at December 31, 2017 and 2016 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Year Ended December 31,
Series	December 31, 2017	December 31, 2016	Aggregate Liquidation Preference	Distribution Rate	2017	2016
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.7188	$1.7188
Series D	7,701,700	7,700,000	$192,500	6.500%	$1.6250	1.0157
Series E	4,000,000	4,000,000	$100,000	6.500%	$1.6250	0.3069
Total	14,701,700	14,700,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

In October 2016, our Board of Trustees authorized a new share repurchase from time to time up to an aggregate of $100,000 of our outstanding shares. For the year ended December 31, 2017, the Company repurchased 1,991,573 common shares for an aggregate purchase price of $35,178 under the October 2016 repurchase programs. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

In April 2017, we entered into Equity Distribution Agreements with four investment banks whereby we agreed to sell up to 8,000,000 Class A common shares, up to 1,000,000 Series D Cumulative Redeemable Preferred Shares, and up to 1,000,000 Series E Cumulative Redeemable Preferred Shares from time to time in an “at the market” offering.  In conjunction with this transaction, the Company increased the number of authorized Class A common shares from 90,000,000 to 104,000,000.  For the year ended December 31, 2017, we issued 1,700 Series D Preferred Shares through this program.

In December 2017, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced on January 1, 2018. We expect to complete the new repurchase program prior to December 31, 2018, unless extended by our Board of Trustees.

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2017, 2016 and 2015, the Company did not record any uncertain tax positions. As of December 31, 2017, with few exceptions, the Company is subject to tax examinations by federal, state, and local income tax authorities for years 2003 through 2017.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions.  The provisions of the update will be effective for the Company starting January 1, 2019 with the early adoption available.  Based on the type of derivative instruments within the Company’s portfolio, we do not anticipate this update to have a material effect on our consolidated financial statements and related disclosures, however, we are currently assessing the ultimate impact of this update.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  The update defines the term “in substance nonfinancial asset” as it is presented in Subtopic 610-20 as a “financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets that are promised to the counterparty in the contract is concentrated in nonfinancial assets.” As it relates to the Company, real estate, such as land and building, would be considered an example of a nonfinancial asset.  Additionally, the update provides guidance over partial sale transactions, particularly, when an entity should derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction, and the extent of gain that should be recognized as a result of the partial sale transaction.  This standard is effective in conjunction with ASU No. 2014-09 (presented below), which is effective for periods beginning after December 15, 2017 and the Company will adopt effective January 1, 2018, the same time as the adoption of ASU No. 2014-09.  The Company has considered how the provisions of this update affect our adoption of ASU No. 2014-09.  See below for our discussion of ASU No. 2014-09 and the effect it will have on our consolidated financial statements and related disclosures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.  We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which requires the capitalization of acquisition costs to the underlying assets.  The Company expects the standard to have an impact on our financial statements in periods during which we complete significant hotel acquisitions.  For instance, during the year ended December 31, 2017, the Company incurred $2,203 in expenses related to acquisition costs that would have been subject to capitalization under this ASU.  This standard is effective for periods beginning after December 31, 2017, and the Company will adopt it effective January 1, 2018.

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2018.  The standard permits the use of either the retrospective or modified retrospective transition method.  The modified retrospective method allows for, among other things, a cumulative adjustment to opening equity upon adoption of the standard.  The Company will utilize the modified retrospective transition method along with the available practical expedients upon adoption of ASU No. 2014-09.  We evaluated each of our revenue streams and related recognition under the standard.   Based on our analysis to date, we do not expect the new revenue recognition model to have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue.  Our evaluation under the standard also includes sales to third parties, primarily a result of dispositions of real estate.  Our evaluation over sales of real estate is impacted by the FASB definition of a business and in substance nonfinancial assets, which have recently been addressed through the issuance of ASU No. 2017-01 and ASU No. 2017-05, respectively.  Based on the provisions of ASU No. 2017-01 and ASU No. 2017-05, the Company expects any future sales of interests or partial interests in hotel properties resulting in gains to likely meet the criteria for full gain recognition.  This treatment is not different from our historical position when selling our entire interest in hotel properties, however, this is different than the historical treatment in certain instances where the Company sold partial interests in hotel properties.  In particular, during 2016 the Company sold partial interests in seven hotel properties to a third party (“Cindat Sale”) resulting in an approximate $81 million deferred gain based on prevailing GAAP at the time of the transaction.  As permitted under the available practical expedients, the Company will apply existing accounting principles for the impacts of any contracts that are determined to be closed contracts at the date of adoption.  Accordingly, the Company analyzed the Cindat Sale to assess whether it meets the definition of a closed contract under the guidance of ASU No. 2014-09 and concluded it is a closed contract.  Accordingly, there will be no change to the deferred gain amount recorded in conjunction with the Cindat Sale and the Company will continue to follow existing GAAP for the transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Land	$532,549	$499,484
Buildings and Improvements	1,603,655	1,383,266
Furniture, Fixtures and Equipment	250,922	204,212
Construction in Progress	9,503	950
	2,396,629	2,087,912

Less Accumulated Depreciation	(387,057)	(320,342)

Total Investment in Hotel Properties	$2,009,572	$1,767,570

Depreciation expense on hotel properties was $81,632,  $74,288 and $73,672 for the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Mystic Marriott Hotel & Spa, Groton, CT (1)	1/3/2017	$1,420	$40,440	$7,240	$899	*	$49,999	$41,333
The Ritz-Carlton, Coconut Grove, FL	2/1/2017	5,185	30,825	1,064	(291)	**	36,783	3,150
The Pan Pacific Hotel, Seattle, WA	2/21/2017	13,079	59,256	6,665	-		79,000	-
Philadelphia Westin, Philadelphia, PA	6/29/2017	19,154	103,406	12,024	367	***	134,951	-
TOTAL		$38,838	$233,927	$26,993	$975		$300,733	$44,483

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

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the year ended December 31, 2017, we incurred $2,203 in acquisition costs related to acquired assets and costs related to terminated transactions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Included in the consolidated statements of operations for the year ended December 31, 2017 are total revenues of $62,147 and a total net income of $3,042 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition as presented in the table below:

	Year Ended December 31, 2017
Hotel	Revenue	Net Income (Loss)
Mystic Marriott Hotel & Spa, Groton, CT	$21,247	$1,700
The Ritz-Carlton, Coconut Grove, FL	13,390	(693)
The Pan Pacific Hotel, Seattle, WA	13,128	493
Philadelphia Westin, Philadelphia, PA	14,382	1,542

Total	$62,147	$3,042

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

Impairment of Investment in Hotel Property

During the year ended December 31, 2017, the Company identified one hotel property whereby the carrying value of our investment in hotel property exceeded its fair value and based on the facts and circumstances, management determined the excess carrying value to be unrecoverable.  Accordingly, the Company recorded a $4,082 impairment charge for the year ended December 31, 2017.  The fair value of this property was determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions.  No impairment charges were recorded during the years ended December 31, 2016 and 2015.

Property Damage from Natural Disaster

During September 2017, all six of our hotels located in South Florida incurred property damage and an interruption of business operations as a result of Hurricane Irma. Two of our hotels, the Courtyard Cadillac Miami and the Parrot Key Hotel & Resort, incurred significant physical damage and have been closed since the disaster with the expectation to open for business during the first quarter of 2018. The remaining four properties have resumed normal business activities as of December  31, 2017. Based on our initial assessments, we have recorded estimated property impairment and remediation losses of $14,291 during the year ended December 31, 2017 offset by a corresponding insurance claim receivable of $10,023 for a net loss in excess of estimated insurance recoveries of $4,268. Our current insurance policies also contain coverage for income lost due to business interruption from covered losses. Any recoveries obtained through business interruption coverage will be recorded at such time that the recovery is probable. The Company recorded $0 related to business interruption insurance coverage during the year ended December 31, 2017.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Hotel Dispositions

During the years ended December 31, 2017, and 2016, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain (Loss) on Disposition

Residence Inn, Greenbelt, MD	July 2004	January 2017	$35,000	$19,541
Courtyard Alexandria, VA	September 2006	January 2017	27,000	(1,123)
Hyatt House Scottsdale, AZ	December 2006	June 2017	36,000	15,015
Hyatt House Pleasant Hill, CA	December 2006	June 2017	45,000	22,406
Hyatt House Pleasanton, CA	December 2006	June 2017	49,500	33,507
Holiday Inn Express, Chester, NY	January 2007	December 2017	8,400	1,004

2017 Total				$90,350

Cindat Hotel Portfolio (7)	April 2005 - March 2011	April 2016	$543,500	$89,892
Hyatt Place, King of Prussia, PA	August 2010	May 2016	13,000	5,375
Hawthorn Suites, Franklin, MA	April 2006	September 2016	8,900	(438)
Residence Inn, Framingham, MA	March 2004	November 2016	25,000	11,467
Residence Inn, Norwood, MA	July 2006	November 2016	22,000	9,543

2016 Total				$115,839

There were no dispositions for the year ended December 31, 2015.

On December 7, 2017, the Company closed on the sale of Holiday Inn Express, Chester, NY to an unaffiliated buyer for a sales price of $8,400 resulting in a gain on sale of approximately $1,004. This hotel was acquired by the Company in January 2007. The operating results for this hotel are included in operating income as shown in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 as disposition of this hotel does not represent a strategic shift in our business.

On June 8, 2017, the Company closed on the sale of the Hyatt House, Scottsdale, AZ, Hyatt House, Pleasant Hill, CA, and Hyatt House, Pleasanton, CA to an unaffiliated buyer for a sales price of $130,500 resulting in a gain on sale of approximately $70,928. All three of the properties were acquired by the Company in December 2006. The operating results for these hotels are included in operating income as shown in the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015 as disposition of these hotels does not represent a strategic shift in our business.

On January 5, 2017, the Company closed on the sales of the Residence Inn, Greenbelt, MD, and the Courtyard, Alexandria, VA to an unaffiliated buyer for a combined total sales price of $62,000 resulting in a gain on sale of approximately $18,418. The Residence Inn, Greenbelt, MD was acquired by the Company in July 2004 and the Courtyard, Alexandria, VA was acquired by the Company in September 2006. The operating results for these hotels are included in operating income as shown in the consolidated statements of operations for the years ended December 31, 2017, 2016 , and 2015 as disposition of these hotels does not represent a strategic shift in our business.

On November 4, 2016, the Company closed on the sale of the Residence Inn Framingham, MA and Residence Inn, Norwood, MA to an unaffiliated buyer for a total sales price of $47,000 with a gain on sale of approximately $21,010. These hotels were acquired by the Company in March 2004 and July 2006, respectively. The operating results for these hotels are included in operating income until the date of sale as shown in the consolidated statements of operations for the years ended December 31, 2016 and 2015 as disposition of these hotels does not represent a strategic shift in our business.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

On September 7, 2016, the Company closed on the sale of Hawthorn Suites, Franklin, MA to an unaffiliated buyer for a total sales price of $8,900 with a loss on sale of approximately $438. This hotel was acquired by the Company in April 2006. The operating results for this hotel are included in operating income until the date of sale as shown in the consolidated statements of operations for the years ended December 31, 2016 and 2015 as disposition of this hotel does not represent a strategic shift in our business.

On May 3, 2016, the Company closed on the sale of Hyatt Place, King of Prussia, PA to an unaffiliated buyer for a total sales price of $13,000 with a gain on sale of approximately $5,375. This hotel was acquired by the Company in August 2010. The operating results for this hotel are included in operating income until the date of sale as shown in the consolidated statements of operations for the years ended December 31, 2016 and 2015 as disposition of this hotel does not represent a strategic shift in our business.

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

Due to our continuing interest in the JV Properties, gain recognized on the properties is limited to cash received less the basis of the properties contributed. As a result, we recognized a gain on the disposition of hotel properties of $89,892 and recorded a deferred gain, which is recorded as a liability in the consolidated balance sheets. The deferred gain will be recognized as income in a future period if an event occurs that changes our retained interest in the JV Properties.

Assets Held For Sale

In September 2017, we entered into a purchase and sale agreement to sell the Hyatt House, Gaithersburg, MD to an unaffiliated buyer for a sales price of $19,000. This transaction closed on February 16, 2018 for a sales price of $19,000 and the Company expects to recognize a gain on sale of approximately $2,400 during the first quarter of 2018.

In July 2016, we entered into a purchase and sale agreement to sell the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, Hyatt House, Pleasant Hill, CA, and Hyatt House, Pleasanton, CA to an unaffiliated buyer for a sales price of $185,000. The Residence Inn, Greenbelt, MD and Courtyard, Alexandria, VA were sold in January 2017 for a combined sales price of $62,000. The purchase and sale agreement was amended, increasing the sales price by $7,500. The remainder of the transaction closed in June 2017 with an adjusted sales price of $130,500.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

We have classified the assets and mortgage indebtedness related to these hotels as held for sale as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Land	$2,911	$22,208
Buildings and Improvements	20,168	105,663
Furniture, Fixtures and Equipment	4,340	24,187
	27,419	152,058

Less: Accumulated Depreciation & Amortization	(11,432)	(53,585)

Assets Held for Sale	$15,987	$98,473

Liabilities Related to Assets Held for Sale	$-	$51,428

During the year ended December 31, 2016, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Sanctuary Beach Resort, Marina, CA	1/28/2016	20,278	17,319	2,369	-		198	40,164	14,750*
Hilton Garden Inn M Street, Washington, DC	3/9/2016	30,793	67,420	9,621	874	**	-	108,708	-
Envoy Hotel, Boston, MA	7/21/2016	25,264	75,979	11,251	131	***	-	112,625	-
Courtyard, Sunnyvale, CA	10/20/2016	17,694	53,272	4,034	150	****	537	75,687	40,600
The Ambrose, Santa Monica, CA	12/1/2016	18,750	26,839	1,911	-		-	47,500	-

Total		$112,779	$240,829	$29,186	$1,155		$735	$384,684	$55,350

*Assumption of debt includes a $50 premium resulting from the determination that the stated rate of interest is above market rates on the date of acquisition.

**Includes an intangible asset for a lease-in-place of $648, advance bookings of $76 and franchise fees of $150.

***Includes a lease-in-place intangible asset of $126, below market lease liability of $319, advance bookings of $199, and franchise fees of $125.

****Includes a franchise fee asset of $150.

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Included in the consolidated statement of operations for the year ended December 31, 2016 are total revenues of $30,991 and a total net income of $5,638 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition as presented in the table below:

	Year Ended December 31, 2016
Hotel	Revenue	Net Income
Sanctuary Beach Resort, Marina, CA	$6,367	$933
Hilton Garden Inn M Street, Washington, DC	13,565	3,283
Envoy Hotel, Boston, MA	8,862	1,277
Courtyard, Sunnyvale, CA	1,768	22
The Ambrose, Santa Monica, CA	429	123

Total	$30,991	$5,638

Pro Forma Results (Unaudited)

The following condensed pro forma financial data are presented as if all acquisitions completed since January 1, 2017 and 2016 had been completed on January 1, 2016 and 2015, respectively. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2017 and 2016 at the beginning of the year presented, nor do they purport to represent the results of operations for future periods.

	Year Ended December 31,
	2017	2016
Pro Forma Total Revenues	$516,256	$572,010

Pro Forma Net Income	110,270	132,740
Income Allocated to Noncontrolling Interest	(5,407)	(5,029)
Preferred Distributions	(24,169)	(17,380)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	(4,021)
Pro Forma Income Applicable to Common Shareholders	$80,694	$106,310

Pro Forma (Loss) Income Applicable to Common Shareholders per Common Share
Basic	$1.95	$2.47
Diluted	$1.92	$2.44

Weighted Average Common Shares Outstanding
Basic	41,423,804	42,957,199
Diluted	42,056,431	43,530,731

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2017 and December 31, 2016 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred
Joint Venture	Hotel Properties	Owned	Return	December 31, 2017	December 31, 2016

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$1,407	$913
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	2,162	2,112
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	30.0%	*	-	3,717
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	-	4,699
				$3,569	$11,441

*See explanation below of the Cindat Hersha Owner JV, LLC (“Owner JV”) for more information on the preferred return provisions of this joint venture.

On February 7, 2018, the Cindat Hersha JV refinanced its existing debt with the proceeds being used to repay the venture’s existing debt, which consisted of $285,000 of mortgage debt and $50,000 of mezzanine debt, and to redeem our $43,194 preferred equity interest in the venture.  The amount of the cash distribution available to redeem our outstanding accrued return has not been completed as of the date of this filing.

On January 3, 2017, we redeemed our joint venture interest in Mystic Partners, LLC by acquiring a 100% ownership interest in the Mystic Marriott Hotel & Spa and transferring our minority ownership interests in the Hartford Marriott and Hartford Hilton to our joint venture partner.  We received $11,623 in cash and assumed a mortgage on the Mystic Marriott Hotel & Spa of $41,333 as consideration for this redemption and transfer of our minority interest.  Subsequent to the assumption of the mortgage, the Company fully paid off the outstanding balance of the debt and added the property to the borrowing base of our Credit Facility.  As a result of the remeasurement of the consideration received to fair value, the Company recognized a gain of $16,240 in conjunction with this transaction.

Income/Loss Allocation

For the Cindat Hersha Owner JV, LLC cash available for distribution will be distributed (1) to us until we receive a 9% annual rate of return on our contributed $43,194 preferred equity interest, (2) then to Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 9.5%, and (3) then to us until we receive an 8% return on our contributed $60,857 junior common equity interest.  Any cash available for distribution remaining will be split 30% to us and 70% to Cindat.  Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture. Beginning June 30, 2016, a lender to the Owner JV determined that certain debt coverage ratio covenants contained in its loan agreement were not met. Pursuant to these agreements, the lender elected to escrow the operating cash flow for Owner JV, which continues as of December 31, 2017. The failure to meet these covenants, however, does not constitute an event of default.  As of December 31, 2017, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture.  This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Income recognized during the years ended December  31, 2017, 2016 and 2015, for our investments in unconsolidated joint ventures is as follows:

	Year Ended December 31,
	2017	2016	2015
SB Partners, LLC	$494	$618	$582
Hiren Boston, LLC	750	839	694
Cindat Hersha Owner JV, LLC	(3,717)	(137)	(311)
Mystic Partners, LLC	-	(3,143)	-
(Loss) Income from Unconsolidated Joint Venture Investments	$(2,473)	$(1,823)	$965

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, 2016 and 2015.

Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Investment in Hotel Properties, Net	$568,724	$647,548
Other Assets	46,158	45,576
Total Assets	$614,882	$693,124

Liabilities and Equity
Mortgages and Notes Payable	$359,121	$432,173
Other Liabilities	7,901	36,275
Equity:
Hersha Hospitality Trust	88,936	119,892
Joint Venture Partner(s)	159,182	104,784
Accumulated Other Comprehensive Loss	(258)	-
Total Equity	247,860	224,676

Total Liabilities and Equity	$614,882	$693,124

Statements of Operations
	Year Ended December 31,
	2017	2016	2015
Room Revenue	$93,254	$118,645	$57,927
Other Revenue	1,965	24,424	22,776
Operating Expenses	(43,245)	(80,091)	(55,178)
Lease Expense	(691)	(1,143)	(1,115)
Property Taxes and Insurance	(11,274)	(9,512)	(2,948)
General and Administrative	(5,179)	(8,976)	(5,609)
Depreciation and Amortization	(12,331)	(13,286)	(6,549)
Interest Expense	(20,965)	(18,568)	(6,677)
Acquisition Costs	-	(1,468)	-
Other Income	-	2,466	-
Loss Allocated to Noncontrolling Interests	-	(46)	(341)

Net Income	$1,534	$12,445	$2,286

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016
Our share of equity recorded on the joint ventures' financial statements	$88,936	$119,892
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(85,367)	(108,451)
Investment in Unconsolidated Joint Ventures	$3,569	$11,441

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets

Other Assets consisted of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Derivative Asset	$4,282	$1,835
Deferred Financing Costs	2,360	1,383
Prepaid Expenses	10,580	9,217
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	3,948	2,641
Deposits with Unaffiliated Third Parties	2,361	3,332
Deferred Tax Asset, Net of Valuation Allowance of $497	10,934	16,197
Property Insurance Receivable	10,023	-
Other	3,877	3,217
	$49,913	$39,370

Derivative Asset - This category represents the Company’s gross asset fair value of interest rate swaps and interest rate caps. Any swaps and caps resulting in a liability to the Company are accounted for separately within Other Liabilities on the Balance Sheet.

Deferred Financing Costs - This category represents financing costs paid by the Company to establish our Line of Credit.  These costs have been capitalized and will amortize to interest expense over the life of the Line of Credit.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Deposits with Unaffiliated Third Parties - These deposits represent deposits made by the Company with unaffiliated third parties for items such as lease security deposits, utility deposits, and deposits with unaffiliated third party management companies.

Deferred Tax Asset - We have approximately $10,934 of net deferred tax assets as of December 31, 2017.  The Tax Cuts and Jobs Act was enacted on December 22, 2017 and instituted significant changes to the federal income tax law.  Effective January 1, 2018, the statutory rate applicable to the Company decreased from 34% to 21%.  As a result of the decrease in statutory rate, our deferred tax assets and liabilities that will apply to future periods were remeasured as of December 31, 2017.  We recognized a decrease of $4,601 to our net deferred tax asset to reflect this change in the tax rate.  We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $10,934  of net deferred tax assets in the future.

Property Insurance Receivable – This category represents the amount of building impairment & remediation costs as a result of Hurricane Irma that we expect to receive from our insurance companies.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

Mortgages payable at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Mortgage Indebtedness	$308,508	$338,529
Net Unamortized Premium	1,802	2,313
Net Unamortized Deferred Financing Costs	(2,627)	(3,021)
Mortgages Payable	$307,683	$337,821

Liabilities Related to Hotel Assets Held for Sale	$-	$51,428

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.56% to 6.30% as of December 31, 2017. Aggregate interest expense incurred under the mortgage loans payable totaled $12,405, and $20,916 and $26,581 during the years ended December 31, 2017, 2016, and 2015 respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our hotel properties were met as of December 31, 2017.

As of December 31, 2017, the maturity dates for the outstanding mortgage loans ranged from January 2018 to September 2025.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $917 and $970 as of December 31, 2017 and 2016, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2016, 2015 and 2014 was 4.24%,  3.75% and 3.33%, respectively.  Also included in the balance of notes payable at December 31, 2017 is $3,150 in seller financing provided in connection with the purchase of the Ritz-Carlton Coconut Grove, which bears interest at a fixed rate of 6% per annum, and matures on February 1, 2018.  Interest expense incurred on notes payable totaled $2,358, $1,931 and $1,715 for the years ended December 31, 2016, 2015 and 2014, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Credit Facilities

We maintain three unsecured credit agreements which aggregate to $975,000 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. The first credit agreement was amended and restated during the third quarter of 2017.  The first credit facility now provides for a $475,000 senior unsecured credit facility (“Credit Facility”) which was an increase over the existing credit facility capacity of $460,520. The Credit Facility consists of a $250,000 senior unsecured revolving line of credit (“Line of Credit”), for which the available balance remained unchanged as a result of the refinance, and a senior unsecured term loan (“First Term Loan”) for which the balance increased to $225,000 from $210,520 during the refinance. The Credit Facility expires on August 10, 2022, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one- year period. The Credit Facility is also expandable to $875,000 at our request, subject to the satisfaction of certain conditions.

Our second credit agreement provides for a $300,000 senior unsecured term loan agreement (“Second Term Loan”) and expires on August 10, 2020.

Our third credit agreement provides for a $200,000 senior unsecured term loan agreement (“Third Term Loan”) and expires on August 2, 2021.

As of December 31, 2017 and 2016, the Company had an outstanding balance on the term loans of $718,900 and $666,620, respectively.  As of December 31, 2017 and 2016, the Company had an outstanding balance on the line of credit of $16,100 and $0.

The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a

“Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2017, the following hotel properties were borrowing base assets:

- Courtyard, Brookline, MA	- Hampton Inn, Washington, DC
- Holiday Inn Express, Cambridge, MA	- Ritz Carlton, Washington, DC
- Envoy Hotel, Boston, MA	- Hilton Garden Inn, M Street, Washington, DC
- The Boxer, Boston, MA	- Residence Inn, Coconut Grove, FL
- Hampton Inn, Seaport, NY	- The Winter Haven, Miami, FL
- The Duane Street Hotel, NY	- The Blue Moon, Miami, FL
- Hampton Inn, Pearl Street, NY	- Courtyard, Miami, FL
- Holiday Inn Express, 29th Street, NY	- The Parrot Key Hotel & Resort, Key West, FL
- Sheraton Hotel, JFK Airport, New York, NY	- TownePlace Suites, Sunnyvale, CA
- Hilton Garden Inn, JFK Airport, New York, NY	- The Ambrose Hotel, Santa Monica, CA
- NU Hotel, Brooklyn, NY	- Courtyard, San Diego, CA
- Hyatt House White Plains, NY	- The Pan Pacific Hotel, Seattle, WA
- Hampton Inn, Philadelphia, PA	- Residence Inn, Tyson's Corner, VA
- The Rittenhouse, Philadelphia, PA	- Hyatt House Gaithersburg, MD
- The Westin, Philadelphia, PA	- Mystic Marriott Hotel & Spa, Groton, CT
- Sheraton, Wilmington South, DE

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	December 31, 2017	December 31, 2016
Line of Credit	1.70% to 2.45%	$16,100	$-
First Term Loan	1.45% to 2.20%	225,000	210,520
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	156,100

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

The balance of the Term Loans is offset by $3,451 and $2,220 in net deferred financing costs as of December 31, 2017 and

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

The Credit Facility and the Term Loans include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,075,000, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·a fixed charge coverage ratio of not less than 1.50 to 1.00,

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 45%

The Company is in compliance with each of the covenants listed above as of December 31, 2017.

The Company recorded interest expense of $24,066,  $17,332 and $10,147 related to borrowings drawn on each of the aforementioned credit facilities, for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average interest rate on our credit facilities was 3.36%,  2.82% and  2.69% for the years ended December 31, 2017, 2016 and 2015, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Aggregate annual principal payments for the Company’s credit facility, unsecured term loan and mortgages and subordinated notes payable for the five years following December 31, 2017 and thereafter are as follows:

Year Ending December 31,	Amount

2018	$30,384
2019	101,724
2020	362,121
2021	252,477
2022	226,507
Thereafter	124,992
Net Unamortized Premium	1,802
$1,100,007

Capitalized Interest

We utilize cash, mortgage debt and our unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the years ended December 31, 2017, 2016 and 2015, we capitalized $76,  $0 and $0 respectively, of interest expense related to these projects.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable, unsecured term loan and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages, term loans and unsecured notes payable are presented as reduction in the respective debt balances. Amortization of deferred costs for the years ended December 31, 2017, 2016 and 2015 was $2,264,  $2,632 and $2,650 respectively.

New Debt/Refinance

Subsequent to December 31, 2017, on January 31, 2018, we refinanced the outstanding debt with an original principal balance of $25,000 secured by the Capitol Hill Hotel, Washington, D.C.  The loan was due to mature on January 31, 2018, but will now mature on January 31, 2021.

On August 10, 2017, we amended and restated our existing credit facility, which now consists of a $250,000 senior unsecured revolving line of credit and a $225,000 senior unsecured term loan referred to above as the First Term Loan.  The Credit Facility was due to expire on February 28, 2018, but will now expire on August 10, 2021.  In conjunction with this transaction we recognized $280 in debt extinguishment costs.

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

On April 29, 2016, we repaid in full the two mortgages related to the Hampton Inn Herald Square, NY and Hampton Inn Chelsea, NY, two properties contributed to the joint venture with Cindat. The mortgage debt secured by Hampton Inn Herald Square had an original balance of $26,500 and was due to mature on May 1, 2016. The mortgage debt secured by Hampton Inn Chelsea had an original balance of $36,000 and was due to mature on October 1, 2016. In addition, due to our contribution of certain of the borrowing base properties to the Cindat joint venture we were required to pay down $39,480 of the First Term Loan. We incurred a total of $1,049 in expense related to the payment of fees to extinguish debt and related to unamortized deferred financing costs associated with the mortgage debt and term loan repayments.

On February 29, 2016, we repaid in full outstanding mortgage debt with an original principal balance of $8,500 secured by the Hawthorn Suites, Franklin, MA. The loan was due to mature on May 1, 2016, and we incurred approximately $42 in expense related to unamortized deferred financing costs and fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned TRS, 44 New England Management Company, and certain of our joint venture entities engage eligible independent contractors in accordance with the requirements for qualification as a REIT under the Code including Hersha Hospitality Management Limited Partnership (“HHMLP”), as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel. Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2017,  2016 and 2015, base management fees incurred totaled $13,447,  $13,048 and $13,675 respectively, and are recorded as Other Hotel Operating Expenses. For the years ended December 31, 2017,  2016 and 2015, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the years ended December 31, 2017,  2016 and 2015 were $23,645,  $24,477 and $27,998 respectively, and are recorded in Other Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2017,  2016 and 2015, the Company incurred accounting fees of $1,318, $1,423 and $1,484 respectively. For the years ended December 31, 2017,  2016 and 2015, the Company incurred information technology fees of $434,  $458 and $441 respectively. Accounting fees and information technology fees are included in Other Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2017,  2016 and 2015, we incurred fees of $1,125,  $1,255 and $996 respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Hotel Supplies

For the years ended December 31, 2017,  2016 and 2015, we incurred charges for hotel supplies of $215, $144 and $189 respectively. For the years ended December 31, 2017,  2016 and 2015, we incurred charges for capital expenditure purchases of $2,099,  $2,166 and $4,542 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $6 and $1 is included in accounts payable at December 31, 2017 and December 31, 2016, respectively.

Due From Related Parties

The due from related parties balance as of December 31, 2017 and December 31, 2016 was approximately $5,322 and $18,332, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of December 31, 2017 and December 31, 2016 was $0.

Hotel Ground Rent

For the years ended December 31, 2017,  2016 and 2015 we incurred $3,460,  $3,600 and $3,137 respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2018	$2,714
2019	2,719
2020	2,744
2021	2,782
2022	2,790
Thereafter	243,789
$257,538

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

As of December 31, 2017, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2017 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

variable interest rates. The table on the following page presents our derivative instruments as of December 31, 2017 and  2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	December 31, 2017	December 31, 2016

Term Loan Instruments:
Third Term Loan	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	150,000	$2,362	$1,773
Third Term Loan (1)	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	October 3, 2019	50,000	187	-
Second Term Loan (2)	Swap	1.443%	1-Month LIBOR + 2.25%	August 10, 2017	August 10, 2020	300,000	1,100	-

Mortgages:
Hyatt, Union Square, New York, NY	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	3	54
Hilton Garden Inn 52nd Street, New York, NY (3)	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	44,325	340	-
Courtyard, LA Westside, Culver City, CA (4)	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	290	-
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	-	-	(1)
Hilton Garden Inn 52nd Street, New York, NY (3)	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	44,325	-	(26)
Courtyard, LA Westside, Culver City, CA (4)	Cap	3.000%	1-Month LIBOR + 3.00%	October 27, 2015	September 29, 2017	35,000	-	8

							$4,282	$1,808

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of certain swaps and our interest rate caps is included in other assets at December 31, 2017 and December 31, 2016 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2017 and December 31, 2016.

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $2,536, a gain of $1,839, and a loss of $108 for the years ended December 31, 2017, 2016 and 2015, respectively. These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $594 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense during 2017. During 2018, the Company estimates that an additional $1,343 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2017, the carrying value and estimated fair value of the Company’s debt were $1,093,013 and $1,073,190, respectively.  As of December 31, 2016, the carrying value and estimated fair value of the Company’s debt were $1,103,327 and $1,098,248, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

On March 10, 2017, the Compensation Committee approved the 2017 Annual Long Term Equity Incentive Program (“2017 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan.  These awards are earned under the 2017 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  In addition, the Compensation Committee provided the option to the executive officers to elect shares in lieu of cash payment under the 2017 annual cash incentive program (“2017 ACIP”).  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of December 31, 2017,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2017 Annual EIP awards.

The following table is a summary of all unvested LTIP Units issued to executives:

					Units Vested		Unearned Compensation
Issuance Date	Weighted Average Share Price	LTIP Units Issued	Vesting Period	Vesting Schedule	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
March 28, 2017
(2016 Annual EIP)	$18.53	122,727	3 years	25%/year (1)	61,362	-	$510	$-
March 30, 2016
(2015 Annual EIP)	21.11	183,396	3 years	25%/year (1)	137,544	91,696	258	868
March 30, 2015
(2014 Annual EIP)	26.24	128,832	3 years	25%/year (1)	128,832	96,623	-	225
December 23, 2014	21.88	258,899	5 years	33% Year 3, 4, 5 (2)	258,899	172,599	-	457
		693,854			586,637	360,918	$768	$1,550

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Stock based compensation expense related to the Annual Long Term Equity Incentive Programs and 2017 ACIP of $6,062, $4,800 and $4,490 was incurred during the years ended December 31, 2017, 2016 and 2015, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Programs as of December 31, 2017 and December 31, 2016 was $768 and $1,550,  respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 10, 2017, the Compensation Committee approved the 2017 Multi-Year Long Term Equity Incentive Program (“2017 Multi-Year EIP”). This program has a three-year performance period which commenced on January 1, 2017 and ends December 31, 2019. As of December 31, 2017, no shares or LTIP Units have been issued to the executive officers in settlement of 2017 Multi-Year EIP awards.

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

					Units Vested		Unearned Compensation
Compensation Committee Approval Date	Weighted Average Share Price	LTIP Units Issued	LTIP Issuance Date	Performance Period	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
March 10, 2017
(2017 Multi-Year EIP)	$9.25	-	N/A	1/1/2017 to 12/31/2019	-	-	$898	$-
March 17, 2016
(2016 Multi-Year EIP)	11.25	-	N/A	1/1/2016 to 12/31/2018	-	-	592	888
March 18, 2015
(2015 Multi-Year EIP)	10.06	-	N/A	1/1/2015 to 12/31/2017	-	-	198	397
April 11, 2014
(2014 Multi-Year EIP)	14.38	61,057	3/28/2017	1/1/2014 to 12/31/2016	61,057	-	-	283
		61,057			61,057	-	$1,688	$1,568

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

Stock based compensation expense of $1,598, $1,869 and $818 was recorded for the years ended December 31, 2017, 2016 and 2015, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of December 31, 2017 and December 31, 2016, respectively, was $1,688 and $1,568.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of $620, $541 and $455 was incurred during the years ended December 31, 2017, 2016 and 2015 respectively.  Unearned compensation related to the restricted share awards as of December 31, 2017 and December 31, 2016 was $648 and $505, respectively.  The following table is a summary of all unvested share awards issued to employees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Weighted Average Share Price	Vesting Period	Vesting Schedule	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
2017	42,071	$18.48	2-4 years	25-50% /year	885	-	$515	$-
2016	29,294	18.68	2-4 years	25-50% /year	18,160	497	84	348
2015	23,281	27.23	2-4 years	25-50% /year	20,815	13,733	49	157
Total	94,646				39,860	14,230	$648	$505

Trustees

Board Fee Compensation

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received.   On December 29, 2017, we issued 11,587 shares which do not fully vest until December 31, 2018.  Compensation expense incurred for the years ended December 31, 2017, 2016 and 2015, respectively, was $94,  $112 and $93.

The following table is a summary of all unvested share awards issued to trustees in lieu of board fee compensation:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	December 31, 2017	December 31, 2016
December 29, 2017	11,587	$17.40	12 months	100%	$202	$-
December 30, 2016	4,395	$21.50	12 months	100%	-	94
Total	15,982				$202	$94

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the years ended December 31, 2017, 2016 and 2015, respectively, was $78,  $61 and $59.  Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $247 and $167 as of December 31, 2017 and December 31, 2016, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Weighted Average Share Price	Shares Issued	Vesting Period	Vesting Schedule	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
December 29, 2017	$17.40	9,000	3 years	33% /year	-	-	$157	$-
December 30, 2016	21.50	5,000	3 years	33% /year	1,670	-	72	108
March 30, 2016	21.11	2,500	3 years	33% /year	1,670	835	18	35
December 30, 2014	29.00	2,500	3 years	33% /year	2,500	1,670	-	24
					5,840	2,505	$247	$167

Share Awards

Compensation expense related to share awards issued to the Company’s trustees of $593,  $535 and $434  was incurred during the years ended December 31, 2017, 2016 and 2015, respectively and is recorded in general and administrative expense on the statement of operations. Share grants issued to the Company’s trustees are immediately vested. On December 29, 2017, an aggregate of 15,600 shares were issued to the Company’s trustees at a price per share on the date of grant of $17.40.  On June 6, 2017, an aggregate of 17,074 shares were issued to the Company’s trustees at a price per share on the date of grant of $18.86.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded share based compensation expense of $241,  $130 and  $174 for the years ended December 31, 2017, 2016 and 2015, respectively.  Unearned compensation related to the restricted share awards as of December 31, 2017 and December 31, 2016  was $135 and $79, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
March 28, 2017	14,925	$18.53	2 years	50% /year	7,625	-	$135	$-
March 30, 2016	7,350	$21.11	2 years	50% /year	7,350	3,750	-	79
Total	22,275				14,975	3,750	$135	$79

.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Twelve Months Ended December 31,
	2017	2016	2015
NUMERATOR:
Basic and Diluted*
Net Income	$104,940	$121,457	$42,207
Income allocated to Noncontrolling Interests	(5,072)	(4,477)	(411)
Distributions to Preferred Shareholders	(24,169)	(17,380)	(14,356)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(341)	(503)	(453)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	-	(4,021)	-
Net Income from Continuing Operations attributable to Common Shareholders	$75,358	$95,076	$26,987

DENOMINATOR:
Weighted average number of common shares - basic	41,423,804	42,957,199	47,786,811
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	216,225	278,588	303,949
Contingently Issued Shares and Units	416,402	294,944	278,898
Weighted average number of common shares - diluted	42,056,431	43,530,731	48,369,658

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

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during 2017, 2016 and 2015 totaled $40,102,  $42,449 and $40,240 respectively.  Cash paid for income taxes during 2017, 2016 and 2015 were $747,  $772 and $0, respectively.  The following non-cash investing and financing activities occurred during 2017, 2016 and 2015:

	2017	2016	2015
Common Shares issued as part of the Dividend Reinvestment Plan	$81	$63	$50
Acquisition of hotel properties:
Assets acquired through joint venture assignment and assumption	49,999	-	-
Debt assumed, including premium	44,483	55,350	28,902
Deposit paid in prior period towards acquisition which closed in current period	-	5,000	-
Deferred Tax Liability	-	3,281	-
Conversion of Common Units to Common Shares	392	-	132
Issuance of Common Units	4,133	4,430	-
Accrued payables for fixed assets placed into service	3,403	1,689	992
Contribution of fixed assets to joint venture	-	264,658	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Common Units

Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2017, 2016 and 2015 was 2,129,422,  1,928,386 and 1,703,386, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2017, 2016 and 2015, 23,964,  0 and 8,965 Common Units were converted to common shares, respectively. In addition, as noted in “Note 8 – Share Based Payments,” during 2017, the Company issued 183,784 LTIP Units.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – INCOME TAXES

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax for taxable years prior to 2018) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2017	2016	2015
Statutory federal income tax provision	$37,469	$39,633	$13,282
Adjustment for nontaxable income for Hersha Hospitality Trust	(37,670)	(44,078)	(15,853)
Remeasurement of net deferred tax asset - Tax Cuts & Jobs Act	4,601	-	-
State income taxes, net of federal income tax effect	338	(725)	(581)
Recognition of deferred tax assets	524	282	11

Total income tax expense (benefit)	$5,262	$(4,888)	$(3,141)

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and institutes significant changes to the federal income tax law.  Effective January 1, 2018, the U.S. statutory rate applicable to the Company decreases from 34% to 21%.  As a result of the decrease in statutory rate, our deferred tax assets and liabilities that will apply to future periods were remeasured as of December 31, 2017.  We recognized a deferred tax expense of $4,601 to reflect this change in the tax rate.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – INCOME TAXES (CONTINUED)

The components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the year ended December 31,
	2017	2016	2015
Income tax expense (benefit):
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred:
Federal	4,750	(3,790)	(2,261)
State	512	(1,098)	(880)
Total	$5,262	$(4,888)	$(3,141)

Income tax expense (benefit):
From continuing operations	5,262	(4,888)	(3,141)
From discontinued operations	-	-	-
Total	$5,262	$(4,888)	$(3,141)

The components of consolidated TRS’s net deferred tax asset as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$9,881	$18,448
Accrued expenses and other	1,438	1,494
Tax credit carryforwards	444	567
Total gross deferred tax assets	11,763	20,509
Valuation allowance	(497)	(804)
Total net deferred tax assets	$11,266	$19,705
Deferred tax liabilities:
Depreciation and amortization	332	3,508
Total Net deferred tax assets	$10,934	$16,197

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on limitations related to the utilization of certain tax attribute carryforwards, the Company recorded a valuation allowance of approximately $497 as these attributes are not more likely than not to be realized prior to their expiration. Based on the level of historical taxable income, tax planning strategies and projections for future taxable income over the periods in which the remaining deferred tax assets are deductible, Management believes it is more likely than not that the remaining deferred tax assets will be realized.

As of December 31, 2017, we have gross federal net operating loss carryforwards of $36,829 which expire over various periods from 2023 through 2036.  As of December 31, 2017, we have gross state net operating loss carryforwards of $38,492 which expire over various periods from 2018 to 2036.  The Company has tax credits of $444 available which begin to expire in 2028.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – INCOME TAXES (CONTINUED)

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Preferred Shares - 8% Series B
Ordinary income	N/A	100.00%	100.00%
Return of Capital	N/A	0.00%	0.00%
Capital Gain Distribution	N/A	0.00%	0.00%
Preferred Shares - 6.875% Series C
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.5% Series D
Ordinary income	100.00%	100.00%	N/A
Return of Capital	0.00%	0.00%	N/A
Capital Gain Distribution	0.00%	0.00%	N/A
Preferred Shares - 6.5% Series E
Ordinary income	100.00%	N/A	N/A
Return of Capital	0.00%	N/A	N/A
Capital Gain Distribution	0.00%	N/A	N/A
Common Shares - Class A
Ordinary income	70.95%	100.00%	79.49%
Return of Capital	29.05%	0.00%	20.51%
Capital Gain Distribution	0.00%	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$90,769	$114,461	$107,695	$98,224
Food & Beverage	10,736	15,010	14,775	17,970
Other	6,447	7,545	7,040	6,468
Other Revenues	34,867	71,912	63	794
Hotel Operating Expenses:
Room	21,304	23,749	23,823	21,840
Food & Beverage	9,557	11,856	12,509	13,984
Other	36,406	40,917	40,585	38,520
Other Expenses	43,468	47,667	51,256	54,660
(Loss) Income from Unconsolidated Joint Ventures	(3,886)	711	538	164
Income (Loss) from Continuing Operations	28,198	85,450	1,938	(5,384)

Income Tax (Expense) Benefit	(2,243)	(662)	1,325	(3,682)
Net Income	25,955	84,788	3,263	(9,066)

Income (loss) Allocated to Noncontrolling Interests in Continuing Operations	1,181	4,758	(90)	(776)
Preferred Distributions	6,042	6,042	6,040	6,045
Net Income (Loss) applicable to Common Shareholders	$18,732	$73,988	$(2,687)	$(14,335)
Earnings per share:
Basic Net Income (Loss) applicable to Common Shareholders	$0.45	$1.77	$(0.07)	$(0.36)
Diluted Net Income (Loss) applicable to Common Shareholders	$0.44	$1.75	$(0.07)	$(0.36)
Weighted Average Common Shares Outstanding
Basic	41,716,958	41,737,044	41,721,425	40,529,569
Diluted	42,110,911	42,207,841	41,721,425	40,529,569

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$94,479	$113,166	$105,086	$96,113
Food & Beverage	7,210	8,914	9,447	9,795
Other	5,158	5,549	5,983	5,470
Other Revenues	69	95,448	186	20,757
Hotel Operating Expenses:
Room	22,751	22,406	22,664	21,234
Food & Beverage	6,302	6,801	8,136	8,327
Other	36,665	36,693	35,979	34,998
Other Expenses	49,403	46,809	43,444	61,826
(Loss) Income from Unconsolidated Joint Ventures	(214)	1,521	(3,717)	587
(Loss) Income from Continuing Operations	(8,419)	111,889	6,762	6,337

Income Tax Benefit	-	3,070	1,443	375
Net (Loss) Income	(8,419)	114,959	8,205	6,712

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(687)	4,748	211	205
Issuance Costs of Redeemed Preferred Stock	-	4,021	-	-
Preferred Distributions	3,589	4,000	4,417	5,374
Net (Loss) Income applicable to Common Shareholders	$(11,321)	$102,190	$3,577	$1,133
Earnings per share:
Basic Net (Loss) Income applicable to Common Shareholders	$(0.26)	$2.35	$0.08	$0.02
Diluted Net (Loss) Income applicable to Common Shareholders	$(0.26)	$2.33	$0.08	$0.02
Weighted Average Common Shares Outstanding
Basic	44,379,327	43,427,726	42,309,044	41,733,272
Diluted	44,379,327	43,863,577	42,745,864	42,282,340

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2017

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition

Courtyard, Brookline, MA		-	47,414	-	4,855	-	52,269	52,269	(17,263)	35,006	06/16/05
Residence Inn, Tyson's Corner, VA		4,283	14,475	-	1,962	4,283	16,437	20,720	(5,916)	14,804	02/02/06
Hilton Garden Inn, JFK Airport, NY		-	25,018	-	2,897	-	27,915	27,915	(9,583)	18,332	02/16/06
Holiday Inn Exp, Cambridge, MA		1,956	9,793	-	2,799	1,956	12,592	14,548	(4,984)	9,564	05/03/06

Hyatt House, White Plains, NY		8,823	30,273	-	4,904	8,823	35,177	44,000	(10,916)	33,084	12/28/06
Hampton Inn, Seaport, NY		7,816	19,040	-	1,404	7,816	20,444	28,260	(5,923)	22,337	02/01/07
Sheraton Hotel, JFK Airport, NY		-	27,315	-	2,361	-	29,676	29,676	(7,797)	21,879	06/13/08
Hampton Inn, Philadelphia, PA		3,490	24,382	-	7,391	3,490	31,773	35,263	(13,994)	21,269	02/15/06
Duane Street, Tribeca, NY		8,213	12,869	-	2,000	8,213	14,869	23,082	(4,433)	18,649	01/04/08
NU Hotel, Brooklyn, NY		-	22,042	-	1,708	-	23,750	23,750	(6,260)	17,490	01/14/08
Hilton Garden Inn, Tribeca, NY	(45,608)	21,077	42,955	-	965	21,077	43,920	64,997	(9,813)	55,184	05/01/09

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2017 (CONTINUED)

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hampton Inn, Washington, DC		9,335	58,048	-	1,370	9,335	59,418	68,753	(11,546)	57,207	09/01/10
Sheraton, Wilmington South, DE		1,765	16,929	-	1,424	1,765	18,353	20,118	(5,889)	14,229	12/21/10
Capitol Hill Suites Washington, DC	(25,000)	8,095	35,141	-	4,471	8,095	39,612	47,707	(8,696)	39,011	04/15/11
Courtyard, LA Westside, CA	(35,000)	13,489	27,025	-	4,863	13,489	31,888	45,377	(7,190)	38,187	05/19/11
Hampton Inn, Pearl Street, NY		11,384	23,432	(1,361)	(2,002)	10,023	21,430	31,453	(2,318)	29,135	07/22/11
Courtyard, Miami, FL		35,700	55,805	-	25,950	35,700	81,755	117,455	(12,185)	105,270	11/16/11
The Rittenhouse Hotel, PA		7,108	29,556	-	19,021	7,108	48,577	55,685	(13,770)	41,915	03/01/12
Bulfinch, Boston, MA		1,456	14,954	-	1,568	1,456	16,522	17,978	(3,105)	14,873	05/07/12
Holiday Inn Express, Manhattan, NY		30,329	57,016	-	1,427	30,329	58,443	88,772	(8,493)	80,279	06/18/12
Hyatt, Union Square, NY	(55,750)	32,940	79,300	-	3,204	32,940	82,504	115,444	(10,171)	105,273	04/09/13
Courtyard, San Diego, CA		15,656	51,674	-	1,965	15,656	53,639	69,295	(6,618)	62,677	05/30/13
Residence Inn, Coconut Grove, FL		4,146	17,456	-	7,124	4,146	24,580	28,726	(5,219)	23,507	06/12/13
Hotel Milo, Santa Barbara, CA	(23,232)	-	55,080	-	3,813	-	58,893	58,893	(6,253)	52,640	02/28/14

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2017 (CONTINUED)

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hilton Garden Inn, Midtown East, NY	(44,325)	45,480	60,762	-	298	45,480	61,060	106,540	(5,538)	101,002	05/27/14
Parrot Key Hotel, Key West, FL		57,889	33,959	-	(6,152)	57,889	27,807	85,696	(3,301)	82,395	05/07/14
Winter Haven Hotel, Miami Beach, FL		5,400	18,147	-	585	5,400	18,732	24,132	(2,054)	22,078	12/20/13
Blue Moon Hotel, Miami Beach, FL		4,874	20,354	-	804	4,874	21,158	26,032	(2,319)	23,713	12/20/13
St. Gregory Hotel, Washington D.C.	(24,293)	23,764	33,005	-	4,595	23,764	37,600	61,364	(2,744)	58,620	06/16/15
TownePlace Suites, Sunnyvale, CA		-	18,999	-	650	-	19,649	19,649	(1,210)	18,439	08/25/15
Ritz Carlton Georgetown, Washington D.C.		17,825	29,584	-	1,588	17,825	31,172	48,997	(1,676)	47,321	12/29/15
Sanctuary Beach Resort, Marina, CA	(14,700)	20,278	17,319	-	4,517	20,278	21,836	42,114	(1,179)	40,935	01/28/16
Hilton Garden Inn M Street, Washington D.C.		30,793	67,420	-	82	30,793	67,502	98,295	(3,065)	95,230	03/09/16
Envoy Hotel, Boston, MA		25,264	75,979	-	175	25,264	76,154	101,418	(2,757)	98,661	07/21/16
Courtyard, Sunnyvale, CA	(40,600)	17,694	53,272	-	15	17,694	53,287	70,981	(1,599)	69,382	10/20/16
Mystic Marriott, Groton, CT		1,420	40,440		1,345	1,420	41,785	43,205	(1,054)	42,151	01/03/17
Ritz Carlton Coconut Grove, FL		5,185	30,825		755	5,185	31,580	36,765	(770)	35,995	02/01/17
Pan Pacific, Seattle, WA		13,079	59,255		57	13,079	59,312	72,391	(1,235)	71,156	02/21/17
Westin, Philadelphia, PA		19,154	103,406		58	19,154	103,464	122,618	(1,294)	121,324	06/29/17
The Ambrose, Santa Monica, CA		18,750	26,839	-	274	18,750	27,113	45,863	(741)	45,122	12/01/16
Total Investment in Real Estate	$($308,508)	$533,910	$1,486,557	$($1,361)	$117,090	$532,549	$1,603,647	$2,136,196	$($230,871)	$1,905,325

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2017 (CONTINUED)

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hyatt House, Gaithersburg, MD		2,912	16,001	-	4,173	2,912	20,174	23,086	(7,342)	15,744	12/28/06

Total Assets Held For Sale	$-	2,912	16,001	$-	4,173	2,912	20,174	23,086	$(7,342)	15,744

Total Real Estate	$(308,508)	536,822	1,502,558	$(1,361)	121,263	535,461	1,623,821	2,159,282	$(238,213)	1,921,069

(1)	Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

* Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed.

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2017, 2016 and 2015 is approximately $1,741,293, $1,926,585 and $1,848,773, respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2017 (CONTINUED)

[IN THOUSANDS]

	2017	2016	2015
Reconciliation of Real Estate
Balance at beginning of year	$2,010,621	$1,999,438	$1,864,382
Additions during the year	285,141	372,011	135,056
Dispositions/Deconsolidation of consolidated joint venture during the year	(136,480)	(360,828)	-
Total Real Estate	$2,159,282	$2,010,621	$1,999,438

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$222,512	$237,129	$189,889
Depreciation for year	50,111	46,078	47,240
Accumulated depreciation on assets sold	(34,410)	(60,695)	-
Balance at the end of year	$238,213	$222,512	$237,129

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Trustees
Hersha Hospitality Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Hersha Hospitality Trust and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 23, 2018

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2017, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2017:

			(1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	1,604,327
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,604,327

(1) Represents shares issuable under the Company’s 2012 Amended and Restated Equity Incentive Plan. On January 1, 2012, the Company’s 2008 Equity Incentive Plan (“2008 EIP”) was terminated. Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report.

1.Financial Statements:

The following financial statements are included in this report on pages 60 to 111:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report on pages 111 to 117: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2017.

3.Exhibits

The following exhibits listed are filed as a part of this report:

Exhibit No.
3.1	Articles of Amendment and Restatement of the Declaration of Trust of Hersha Hospitality Trust, as amended and supplemented.*
3.2

Amended and Restated Bylaws of Hersha Hospitality Trust (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed by Hersha Hospitality Trust on April 27, 2017 and incorporated by reference herein).

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

4.7	Form of Junior Subordinated Note (included in Exhibit 4.6).
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

4.9	Form of Trust Preferred Security Certificate (included in Exhibit 4.8).
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

Exhibit No.
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

10.17

Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan, effective as of December 23, 2014 (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).

10.18	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.3 to t Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).
10.19

Seventh Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of June 22, 2015 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Quarterly Report on 10-Q for the quarter ended June 30, 2015).

10.20

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

10.21

Amended and Restated Operating Agreement of Cindat Hersha Owner JV LLC, dated as of April 29, 2016, by and between Cindat Manhattan Hotel Portfolio (US) LLC and HCIN NYC Owner, LLC (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on May 5, 2016).

10.22

Amended and Restated Operating Agreement of Cindat Hersha Lessee JV LLC, dated as of April 29, 2016, by and between Cindat Manhattan Hotel Portfolio (US) LLC and HCIN NYC Lessee, LLC (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust's Current Report on 8-K filed on May 5, 2016).

10.23

Eighth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of May 27, 2016 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on May 24, 2016).

10.24

Term Loan Agreement, dated as of August 2, 2016 (Third Term Loan), among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the subsidiary guarantors named therein, as guarantors, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book running managers (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on August 5, 2016).

10.25

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

Exhibit No.
10.26

Ninth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of November 4, 2016 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on November 4, 2016).

10.27

Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Citigroup Global Markets Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.28

Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Robert W. Baird & Co. Incorporated (filed as Exhibit 1.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.29

Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and JonesTrading Institutional Services LLC (filed as Exhibit 1.3 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.30

Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Raymond James & Associates, Inc. (filed as Exhibit 1.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.31

Tenth Amendment to the Agreement of Limited Partnership of Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.32

Second Amended and Restated Credit Agreement, dated as of August 10, 2017, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as the parent REIT and a guarantor, certain direct or indirect subsidiaries of the borrower, as guarantors, Citibank, N.A., as administrative agent, and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 14, 2017).

10.33

Loan Agreement, dated as of February 6, 2018, between HCIN Maiden Hotel Associates, LLC, HCIN Water Street Associates, LLC, HCIN Chelsea Grand East Associates, LLC, HCIN Herald Square Associates, LLC, HCIN Duo Three Associates, LLC, HCIN Duo Two Associates, LLC and HCIN Duo One Associates, LLC, as borrower, HCIN Maiden Hotel Lessee, LLC, HCIN Water Street Lessee, LLC, HCIN Chelsea Grand East Lessee, LLC, HCIN Herald Square Lessee, LLC, HCIN Duo Three Lessee, LLC, HCIN Duo Two Lessee, LLC and HCIN Duo One Lessee, LLC, as operating lessee, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, 10019, as lender, and China Merchants Bank Co., Ltd. New York Branch, a bank organized under the laws of the People’s Republic of China, as co-lender (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 12, 2018).

10.34

Mezzanine Loan Agreement, dated as of February 6, 2018, between Cindat Hersha Owner JV Associates, LLC, as borrower, Cindat Hersha Lessee JV Associates, LLC, as operating lessee, and CMTG Lender 12 LLC, as lender (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 12, 2018).

12.1	Statement Regarding Computation of Ratio of Per Statement Regarding the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.*
21.1	List of Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Additional Federal Income Tax Consequences of Our Status As a REIT*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

February 23, 2018	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 23, 2018
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 23, 2018
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 23, 2018
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 23, 2018
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2018
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 23, 2018
Donald J. Landry

/s/ Jackson Hsieh	Trustee	February 23, 2018
Jackson Hsieh

/s/ Thomas J. Hutchison III	Trustee	February 23, 2018
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	February 23, 2018
Michael A. Leven
/s/ Dianna F. Morgan	Trustee	February 23, 2018
Dianna F. Morgan

/s/ John M. Sabin	Trustee	February 23, 2018
John M. Sabin