Form 10-Q
period 2018-03-31
HERSHA HOSPITALITY TRUST
filed 2018-04-26
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

COMMISSION FILE NUMBER: 001-14765
HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	251,811,499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive, Harrisburg, PA	17,102
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

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

As of April 25, 2018, the number of Class A common shares of beneficial interest outstanding was 39,330,533  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2018	December 31, 2017
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$2,033,555	$2,009,572
Investment in Unconsolidated Joint Ventures	3,368	3,569
Cash and Cash Equivalents	31,620	17,945
Escrow Deposits	7,974	7,641
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $68 and $49	11,774	11,999
Due from Related Parties	5,385	5,322
Intangible Assets, Net of Accumulated Amortization of $6,940 and $6,598	16,184	16,388
Other Assets	49,078	49,913
Hotel Assets Held for Sale	—	15,987
Total Assets	$2,158,938	$2,138,336

Liabilities and Equity:
Line of Credit	$36,000	$16,100
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	697,638	715,449
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	53,794	53,781
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	307,283	307,683
Accounts Payable, Accrued Expenses and Other Liabilities	58,772	58,770
Dividends and Distributions Payable	17,110	17,115
Deferred Gain on Disposition of Hotel Assets	—	81,284
Total Liabilities	$1,170,597	$1,250,182

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at March 31, 2018 and 3,000,000 Series C, 7,701,700 Series D and 4,000,000 Series E Shares Issued and Outstanding at December 31, 2017, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at March 31, 2018 and December 31, 2017; 39,329,445 and 39,916,661 Shares Issued and Outstanding at March 31, 2018 and December 31, 2017, respectively	394	399
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2018 and December 31, 2017	—	—
Accumulated Other Comprehensive Income	7,117	3,749
Additional Paid-in Capital	1,154,904	1,164,946
Distributions in Excess of Net Income	(237,248)	(335,373)
Total Shareholders' Equity	925,314	833,868

Noncontrolling Interests (Note 1):	63,027	54,286

Total Equity	988,341	888,154

Total Liabilities and Equity	$2,158,938	$2,138,336

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2018	2017
Revenue:
Hotel Operating Revenues:
Room	$79,048	$90,769
Food & Beverage	13,538	10,736
Other Operating Revenues	6,929	6,447
Other Revenues	124	46
Total Revenues	99,639	107,998
Operating Expenses:
Hotel Operating Expenses:
Room	19,356	21,304
Food & Beverage	11,851	9,557
Other Operating Expenses	35,575	36,406
Hotel Ground Rent	928	807
Real Estate and Personal Property Taxes and Property Insurance	8,292	7,626
General and Administrative (including Share Based Payments of $1,606 and $1,429, for the three months ended March 31, 2018 and 2017, respectively)	5,091	4,625
Acquisition and Terminated Transaction Costs	—	700
Depreciation and Amortization	21,539	19,462
Total Operating Expenses	102,632	100,487

Operating (Loss) Income	(2,993)	7,511
Interest Income	25	125
Interest Expense	(11,372)	(9,849)
Other Expense	(657)	(399)
Gain on Disposition of Hotel Properties	3,417	18,731
Loss on Debt Extinguishment	(22)	(274)
(Loss) Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(11,602)	15,845
Loss from Unconsolidated Joint Ventures	(201)	(3,886)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	—	16,239
(Loss) Income from Unconsolidated Joint Venture Investments	(201)	12,353
(Loss) Income Before Income Taxes	(11,803)	28,198
Income Tax Benefit (Expense)	2,655	(2,243)
Net (Loss) Income	(9,148)	25,955
Loss (Income) Allocated to Noncontrolling Interests	1,104	(1,181)
Preferred Distributions	(6,044)	(6,042)
Net (Loss) Income Applicable to Common Shareholders	$(14,088)	$18,732

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2018	2017
Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.36)	$0.45

DILUTED
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.36)	$0.44

Weighted Average Common Shares Outstanding:
Basic	39,636,166	41,716,958
Diluted*	39,636,166	42,110,911

*
Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership (the “Operating Partnership” or “HHLP”) has been excluded from the numerator and the Class A common shares issuable upon any redemption of the Operating Partnership’s common units of limited partnership interest (“Common Units”) and the Operating Partnership’s vested LTIP units (“Vested LTIP Units”) have been omitted from the denominator for the purpose of computing diluted earnings per share because the effect of including these shares and units in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Common Units and Vested LTIP Units	3,104,393	2,631,057
Unvested Stock Awards and LTIP Units Outstanding	10,436	—
Contingently Issuable Share Awards	711,080	—
Total Potentially Dilutive Securities Excluded from the Denominator	3,825,909	2,631,057

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2018	2017
Net (Loss) Income	$(9,148)	$25,955
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	3,907	220
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(275)	(150)
Total Other Comprehensive Income	$3,632	$70

Comprehensive (Loss) Income	(5,516)	26,025
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests	840	(1,185)
Less: Preferred Distributions	(6,044)	(6,042)
Comprehensive (Loss) Income Attributable to Common Shareholders	$(10,720)	$18,798

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2017	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(335,373)	833,868	3,223,366	54,286	888,154
Cumulative Effect of Adoption of ASC 610-20	—	—	—	—	—	—	—	123,228	123,228	—	5,793	129,021
Adjusted balance at January 1, 2018	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(212,145)	957,096	3,223,366	60,079	1,017,175
Unit Conversion	19,941	—	—	—	—	367	—	—	367	(19,941)	(367)	—
Repurchase of Common Shares	(635,590)	(6)	—	—	—	(10,827)	—	—	(10,833)	—	—	(10,833)
Preferred Shares ATM Issuance, Net of Costs	—	—	—	1,514	—	(33)	—	—	(33)	—	—	(33)
Dividends and Distributions declared:
Common Shares ($0.28 per share)	—	—	—	—	—	—	—	(11,015)	(11,015)	—	—	(11,015)
Preferred Shares	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Common Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(590)	(590)
LTIP Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(566)	(566)
Dividend Reinvestment Plan	1,074	—	—	—	—	18	—	—	18	—	—	18
Share Based Compensation:
Grants	27,359	1	—	—	—	—	—	—	1	589,106	—	1
Amortization	—	—	—	—	—	433	—	—	433	—	5,311	5,744
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	3,368	—	3,368	—	264	3,632
Net Loss	—	—	—	—	—	—	—	(8,044)	(8,044)	—	(1,104)	(9,148)
Balance at March 31, 2018	39,329,445	394	—	14,703,214	147	1,154,904	7,117	(237,248)	925,314	3,792,531	63,027	988,341

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2016	41,770,514	418	—	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	879,739
Dividends and Distributions declared:
Common Shares ($0.28 per share)	—	—	—	—	—	—	—	(11,701)	(11,701)	—	—	(11,701)
Preferred Shares	—	—	—	—	—	—	—	(6,042)	(6,042)	—	—	(6,042)
Common Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(540)	(540)
LTIP Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(533)	(533)
Dividend Reinvestment Plan	1,452	—	—	—	—	28	—	—	28	—	—	28
Share Based Compensation:
Grants	22,714	—	—	—	—	(810)	—	—	(810)	183,784	779	(31)
Amortization	—	—	—	—	—	299	—	—	299	—	2,282	2,581
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	70	—	70	—	—	70
Net Income	—	—	—	—	—	—	—	24,774	24,774	—	1,181	25,955
Balance at March 31, 2017	41,794,680	418	—	14,700,000	147	1,197,828	1,443	(357,800)	842,036	3,022,330	47,490	889,526

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net (Loss) Income	$(9,148)	$25,955
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(3,417)	(18,731)
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	—	(16,239)
Deferred Taxes	(2,655)	2,243
Depreciation	21,300	19,030
Amortization	711	920
Loss on Debt Extinguishment	22	274
Equity in Loss of Unconsolidated Joint Ventures	201	3,886
Loss Recognized on Change in Fair Value of Derivative Instrument	36	5
Share Based Compensation Expense	1,606	1,429
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	227	(1,042)
Other Assets	(384)	2,795
Due from Related Parties	(63)	21
(Decrease) Increase in:
Accounts Payable, Accrued Expenses and Other Liabilities	1,189	(3,399)
Net Cash Provided by Operating Activities	$9,625	$17,147

Investing Activities:
Purchase of Hotel Property Assets	$(41,230)	$(112,189)
Capital Expenditures	(19,218)	(10,529)
Cash Paid for Hotel Development Projects	(11,122)	(455)
Proceeds from Disposition of Hotel Properties	49,594	60,001
Proceeds from the Sale of Joint Venture Interests	—	11,623
Proceeds from Insurance Claims	6,312	—
Distributions from Unconsolidated Joint Ventures	47,738	—
Net Cash Provided by (Used in) Investing Activities	$32,074	$(51,549)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2018	2017
Financing Activities:
Borrowings Under Line of Credit, Net	$19,900	$—
Proceeds of Unsecured Term Loan Borrowing	—	43,900
Repayment of Borrowings Under Unsecured Term Loan Borrowing	(18,000)	—
Principal Repayment of Mortgages and Notes Payable	(450)	(121,366)
Cash Paid for Deferred Financing Costs	(75)	(393)
Cash Paid for Debt Extinguishment	—	(245)
Repurchase of Common Shares	(10,833)	—
Dividends Paid on Common Shares	(11,158)	(20,021)
Dividends Paid on Preferred Shares	(6,044)	(5,645)
Distributions Paid on Common Units and LTIP Units	(998)	(1,590)
Other Financing Activities	(33)	(36)
Net Cash Used in Financing Activities	$(27,691)	$(105,396)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$14,008	$(139,798)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	25,586	194,637

Cash, Cash Equivalents, and Restricted Cash - End of Period	$39,594	$54,839

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of March 31, 2018, we owned an approximate 91.2%  partnership interest in HHLP, including a 1.0% general partnership interest.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with US GAAP and include all of our accounts as well as accounts of the Partnership, subsidiary partnerships and our wholly owned Taxable REIT Subsidiary Lessee (“TRS Lessee”). All significant inter-company amounts have been eliminated.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a VIE or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIEs: HHLP, Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. As noted, HHLP meets the criteria as a VIE. The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP. Cindat Hersha Lessee JV, LLC is a VIE that leases hotel property. The entity is consolidated by the lessor, the primary beneficiary. Our maximum exposure to losses from our investment in Cindat Hersha

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Lessee JV, LLC is limited to our basis in the joint venture which is $0 as of March 31, 2018. Also, South Bay Boston, LLC leases hotel property and is a VIE. This entity is consolidated by the lessor, the primary beneficiary of the entity. Hersha Statutory Trust I and Hersha Statutory Trust II (collectively “Hersha Statutory Trusts”) are VIEs but the Company is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity, common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $63,027 as of March 31, 2018 and $54,286 as of December 31, 2017. As of March 31, 2018, there were 3,792,531 Common Units outstanding with a fair market value of $67,886, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

On April 2, 2018, we entered into a joint venture with the party from which we acquired the Ritz-Carlton Coconut Grove, FL. By exercising an option provided to the seller in connection with our purchase of the property in 2017, our joint venture partner will have a noncontrolling equity interest of 15% in the property.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at March 31, 2018 and December 31, 2017 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2018	December 31, 2017	Aggregate Liquidation Preference	Distribution Rate	2018	2017
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.4297	$0.4297
Series D	7,701,700	7,701,700	$192,500	6.500%	$0.4063	0.4063
Series E	4,001,514	4,000,000	$100,038	6.500%	$0.4063	0.4063
Total	14,703,214	14,701,700

In December 2017, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. For the three months ended March 31, 2018, the Company repurchased 635,590 common shares for an aggregate purchase price of $10,833. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. There is no guarantee that the Company will repurchase the entire aggregate value of shares authorized for repurchase prior to the program's expiration. The repurchase program will expire on December 31, 2018, unless extended by our Board of Trustees, at their discretion.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606 and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The Company has adopted ASU No. 2014-09 effective January 1, 2018, electing to utilize the modified retrospective transition method. The modified retrospective method allows for, among other things, a cumulative adjustment to opening equity upon adoption of the standard. The adoption of the provisions of ASC 606 was applied to contracts with customers using available practical expedients only for contracts with customers. The Company evaluated only those contracts with customers that did not meet the definition of a closed contract under the guidance of ASC 606 at the time of adoption. This approach resulted in no cumulative adjustment to opening equity for the Company as it relates to contracts with customers. The new revenue recognition model will not have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue. Our hotel operating revenue streams contain contracts with customers that, generally, are short-term by nature and the prior revenue recognition policies and procedures used by the Company do not initially result in different balances, allowing for comparability to historical financial data without adjustment.

We recognize revenue for all consolidated hotels as hotel operating revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from our guests. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated on the face of the consolidated statement of operations into the categories of rooms revenue, food and beverage revenue, and other to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.

Room revenue is generated through contracts with customers whereby the customers agrees to pay a daily rate for right to use a hotel room. The Company's contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest's stay. The Company notes no significant judgements regarding the recognition of rooms revenue.

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company's contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company recognizes food and beverage revenue upon the fulfillment of the contract with the customer. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at our hotels. Advanced deposits for food and beverage revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated balance sheet. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services. The Company notes no significant judgements regarding the recognition of food and beverage revenue.

Gains from the sales of ownership interests in real estate are accounted for in accordance with the provisions of Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which the Company adopted effective January 1, 2018.  Our evaluation over sales of real estate is impacted by the FASB definition of a business and in substance nonfinancial assets, which have been addressed through the issuance of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), respectively. Based on the provisions of ASU No. 2017-01 and ASU No. 2017-05, the Company expects any future sales of interests in hotel properties to likely meet the criteria for full gain recognition on sale. This treatment is not different from our historical position when selling our entire interest in hotel properties, however, this is different than the historical treatment in certain instances where the Company sold partial interests in hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In particular, during 2016 the Company sold partial interests in seven hotel properties to a third party (“Cindat Sale”) resulting in an approximate $81 million deferred gain based on prevailing GAAP at the time of the transaction. The Company chose to adopt the provisions of ASC 610-20 for contracts with noncustomers for all contracts and chose not to utilize any available practical expedients as it pertains to contracts with noncustomers.  Accordingly, the Company's analysis included all contracts with noncustomers related to the sales, either full or partial, of our interest in hotel properties. The Company noted no changes to the recognition of gains on sales in instances whereby the Company sold 100% of our interest. The Company noted, however, that the Cindat Sale, under the provisions of ASC 610-20, would have resulted in full gain recognition at the time of the partial sale of our interest in the seven hotel properties. The impact of our adoption of the new standard resulted in a cumulative adjustment to decrease the opening balance to distributions in excess of net income, thereby increasing total shareholders' equity by $123,228 and increase the opening balance of noncontrolling interests of $5,793.

The table below shows the cumulative effect our adoption of ASC 610-20 had on the opening balances of on our balance sheet on Janauary 1, 2018.

	Balance as Reported at December 31, 2017	Cumulative Effect of the Adoption of ASC 610-20	Balance at January 1, 2018, as Adjusted
Investment in Unconsolidated Joint Ventures	$3,569	$47,738	$51,307
Deferred Gain on Disposition of Hotel Assets	81,284	(81,284)	—
Distributions in Excess of Net Income	(335,373)	123,228	(212,145)
Noncontrolling Interests	54,286	5,793	60,079

The quantitative impact of applying the prior accounting policies would have resulted in an increase of $129,021 in the deferred gain on disposition of hotel assets, an increase of $123,228 in distributions in excess of net income thereby decreasing shareholders' equity, and a decrease of $5,793 in noncontrolling interests at March 31, 2018. The adoption of ASC 610-20 did not materially impact the balances in the Company's consolidated statement of operations or its consolidated statement of cash flows.

New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions. The provisions of the update will be effective for the Company starting January 1, 2019 with the early adoption available as early as the quarter ended March 31, 2018. Based on the type of derivative instruments within the Company’s portfolio, we do not anticipate this update to have a material effect on our consolidated financial statements and related disclosures, however, we are currently assessing the ultimate impact of this update.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which requires the capitalization of acquisition costs to the underlying assets. The Company expects the standard to have an impact on our financial statements in periods during which we complete significant hotel acquisitions.  The Company has adopted ASU No. 2017-01 effective, January 1, 2018. The Company applied the provisions of this standard to record our purchase of the Annapolis Waterfront Hotel as discussed in further detail within Note 2.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In November 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows. Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018. The adoption of ASU No. 2016-18 changed the presentation of the statement of cash flows for the Company and we utilized a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption. Additionally, the Company provides a reconciliation within Note 10 of cash, cash equivalents, and restricted cash to their relative balance sheet captions.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Investment in hotel properties consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Land	$522,527	$532,549
Buildings and Improvements	1,636,163	1,603,655
Furniture, Fixtures and Equipment	257,048	250,922
Construction in Progress	21,398	9,503
	2,437,136	2,396,629

Less Accumulated Depreciation	(403,581)	(387,057)

Total Investment in Hotel Properties	$2,033,555	$2,009,572

Acquisitions

We acquired the following property during the three months ended March 31, 2018:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Annapolis Waterfront Hotel, MD	3/28/2018	$—	$43,260	$1,802	$(3,199)	*	$41,863	$—
TOTAL		$—	$43,260	$1,802	$(3,199)		$41,863	$—

* Consists entirely of $3,199 of above market ground lease liability, which is recorded in Other Liabilities on the consolidated balance sheet.

The above acquisition is considered an asset acquisition under US GAAP. As such acquisition-related costs, such as due diligence, legal fees and other costs, have been capitalized and allocated to the assets acquired based on their relative fair values.

The following table illustrates total revenues and total net loss included in the consolidated statements of operations for the three months ended March 31, 2018 for the hotel we acquired or assumed ownership during the three months ended March 31, 2018 and consolidated since the date of acquisition of the hotel.

	Three Months Ended March 31, 2018
Hotel	Revenue	Net Loss
Annapolis Waterfront Hotel, MD	$1	$(8)

Total	$1	$(8)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Hotel Dispositions
On February 16, 2018, the Company closed on the sale of Hyatt House Gaithersburg, MD to an unaffiliated buyer for a sales price of $19,000 resulting in a gain on sale of approximately $2,400. This hotel was acquired by the Company in December 2006. The operating results for this hotel are included in operating income as shown in the consolidated statements of operations for the three months ended March 31, 2018 and 2017 as disposition of this hotel does not represent a strategic shift in our business.

On March 6, 2018, the Company closed on the sale of Hampton Inn Pearl Street, NY to an unaffiliated buyer for a sales price of $32,400 resulting in a gain on sale of approximately $1,000. This hotel was opened by the Company in June 2014. The operating results for this hotel are included in operating income as shown in the consolidated statements of operations for the period owned during the three months ended March 31, 2018 and 2017 as disposition of this hotel does not represent a strategic shift in our business.

Assets Held For Sale

There are no assets held for sale as of March 31, 2018. The table below shows the balances classified as assets held for sale as of December 31, 2017:

December 31, 2017

Land	$2,911
Buildings and Improvements	20,168
Furniture, Fixtures and Equipment	4,340
27,419

Less: Accumulated Depreciation & Amortization	(11,432)

Assets Held for Sale	$15,987

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three months ended March 31, 2018 and 2017 are presented as if the hotels acquired by the Company in 2018 and 2017 had been acquired as of January 1, 2018 and 2017, respectively. The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2018 and 2017, nor do they purport to represent the results of operations for future periods.

	Three Months Ended March 31,
	2018	2017
Pro Forma Total Revenues	$102,262	121,265

Pro Forma Net (Loss) Income	(8,629)	28,009
Loss (Income) Allocated to Noncontrolling Interest	1,066	(1,303)
Preferred Distributions	(6,044)	(6,042)
Pro Forma (Loss) Income Applicable to Common Shareholders	$(13,607)	$20,664

Pro Forma (Loss) Income Applicable to Common Shareholders per Common Share
Basic	$(0.34)	$0.50
Diluted	$(0.34)	$0.49

Weighted Average Common Shares Outstanding
Basic	39,636,166	41,716,958
Diluted	39,636,166	42,110,911

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2018 and December 31, 2017, our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	March 31, 2018	December 31, 2017

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	$1,313	$1,407
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	2,055	2,162
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	—	—
			$3,368	$3,569

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

On February 6, 2018, Cindat Hersha Owner JV, LLC repaid in full outstanding mortgage debt from an existing senior loan and mezzanine loan, and simultaneously entered into a new senior loan agreement with new lenders. A portion of the net cash proceeds from the refinance was used to distribute $47,738 to the Company to fully redeem our recorded preferred equity interest in the venture. While this transaction fully redeemed our preferred equity interest in the venture, the Company continues to hold a common equity investment in this joint venture which has a balance of $0 at March 31, 2018.
As a result of net distributions of Cindat Hersha Owner JV, LLC to Cindat and the Company during the three months ended March 31, 2018, the common interests of each member and common membership interests effective retroactively to January 1, 2018 is 31.2% to HHLP and 68.8% to Cindat. There are no remaining preferred equity interests.

Effective January 1, 2018, the member allocations for distributions of net cash flow from operations, distributions from capital transactions and allocation of income and loss will be based on these new common contributions and percentage interests.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Income/Loss Allocation

Effective January 1, 2018, for the Cindat Hersha Owner JV, LLC cash available for distribution will be distributed (1)Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 9.5%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest. Any cash available for distribution remaining will be split 31.2% to us and 68.8% to Cindat. Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of March 31, 2018, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture. This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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

Income (loss) recognized during the three months ended March 31, 2018 and 2017, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2018	2017
SB Partners, LLC	$(94)	$(53)
Hiren Boston, LLC	(107)	(116)
Cindat Hersha Owner JV, LLC	—	(3,717)
Loss from Unconsolidated Joint Venture Investments	$(201)	$(3,886)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.

Balance Sheets

	March 31, 2018	December 31, 2017
Assets
Investment in Hotel Properties, Net	$571,128	$568,724
Other Assets	21,964	46,158
Total Assets	$593,092	$614,882

Liabilities and Equity
Mortgages and Notes Payable	$413,328	$359,121
Other Liabilities	7,064	7,901
Equity:
Hersha Hospitality Trust	24,689	88,936
Joint Venture Partner(s)	147,662	159,182
Accumulated Other Comprehensive Income (Loss)	349	(258)
Total Equity	172,700	247,860

Total Liabilities and Equity	$593,092	$614,882

Statements of Operations

	Three Months Ended March 31,
	2018	2017
Room Revenue	$16,732	$15,196
Other Revenue	460	449
Operating Expenses	(10,157)	(9,086)
Lease Expense	(164)	(184)
Property Taxes and Insurance	(2,911)	(2,748)
General and Administrative	(1,125)	(1,155)
Depreciation and Amortization	(3,178)	(2,945)
Interest Expense	(5,737)	(4,911)
Loss on Debt Extinguishment	(7,284)	—
Net Loss	$(13,364)	$(5,384)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Our share of equity recorded on the joint ventures' financial statements	$24,689	$88,936
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(21,321)	(85,367)
Investment in Unconsolidated Joint Ventures	$3,368	$3,569

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS

Other Assets

Other Assets consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Derivative Asset	$7,878	$4,282
Deferred Financing Costs	2,231	2,360
Prepaid Expenses	11,098	10,580
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	5,210	3,948
Deposits with Unaffiliated Third Parties	2,874	2,361
Deferred Tax Asset, Net of Valuation Allowance of $497	13,589	10,934
Property Insurance Receivable	1,751	10,023
Other	2,899	3,877
	$49,078	$49,913

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

Investment in Non-Hotel Property and Inventories – This category represents the costs paid and capitalized by the Company for items such as office leasehold improvements, furniture and equipment, and property inventories.

Deposits with Unaffiliated Third Parties – These deposits represent deposits made by the Company with unaffiliated third parties for items such as lease security deposits, utility deposits, and deposits with unaffiliated third party management companies.

Deferred Tax Asset – We have approximately $13,589 of net deferred tax assets as of March 31, 2018. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $13,589 of net deferred tax assets in the future.

Property Insurance Receivable – This category represents the amount of building impairment and remediation costs as a result of Hurricane Irma that we expect to receive from our insurance companies. Subsequent to March 31, 2018, the Company received insurance proceeds that fully satisfied the balance of the property insurance receivable at March 31, 2018.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT

Mortgages

Mortgages payable at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Mortgage Indebtedness	$308,058	$308,508
Net Unamortized Premium	1,676	1,802
Net Unamortized Deferred Financing Costs	(2,451)	(2,627)
Mortgages Payable	$307,283	$307,683

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.80% to 6.30% as of March 31, 2018. Aggregate interest expense incurred under the mortgage loans payable totaled $3,419 and $2,969, and during the three months ended March 31, 2018 and 2017, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of March 31, 2018.

As of March 31, 2018, the maturity dates for the outstanding mortgage loans ranged from June 2019 to September 2025.

Unsecured Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets two days business days prior to each quarterly payment. The face value of the notes payable is offset by $904 and $917 as of March 31, 2018 and December 31, 2017, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 4.64% and 3.97%, during the three months ended March 31, 2018 and 2017, respectively. Interest expense on Unsecured Notes Payable in the amount of $614 and $511, was recorded for the three months ended March 31, 2018 and 2017, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

Credit Facilities

We maintain three unsecured credit agreements which aggregate to $950,900 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. The first credit facility provides for a $457,000 senior unsecured credit facility (“Credit Facility”). The Credit Facility consists of a $250,000 senior unsecured revolving line of credit (“Line of Credit”) and a $207,000 senior unsecured term loan ("First Term Loan"). The Credit Facility expires on August 10, 2022, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one- year period. The Credit Facility is also expandable to $857,000 at our request, subject to the satisfaction of certain conditions.

Our second credit agreement provides for a $300,000 senior unsecured term loan agreement (“Second Term Loan”) and expires on August 10, 2020.

Our third credit agreement provides for a $193,900 senior unsecured term loan agreement (“Third Term Loan”) and expires on August 2, 2021.

The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of March 31, 2018, the following hotel properties were borrowing base assets:

- Courtyard, Brookline, MA	- Mystic Marriott Hotel & Spa, Groton, CT
- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Washington, DC
- Envoy Hotel, Boston, MA	- Ritz Carlton, Washington, DC
- The Boxer, Boston, MA	- Hilton Garden Inn, M Street, Washington, DC
- Hampton Inn, Seaport, NY	- Residence Inn, Coconut Grove, FL
- The Duane Street Hotel, NY	- The Winter Haven, Miami, FL
- NU Hotel, Brooklyn, NY	- The Blue Moon, Miami, FL
- Holiday Inn Express, 29th Street, NY	- Courtyard, Miami, FL
- Sheraton Hotel, JFK Airport, New York, NY	- The Parrot Key Hotel & Resort, Key West, FL
- Hilton Garden Inn, JFK Airport, New York, NY	- TownePlace Suites, Sunnyvale, CA
- Hyatt House White Plains, NY	- The Ambrose Hotel, Santa Monica, CA
- Sheraton, Wilmington South, DE	- Courtyard, San Diego, CA
- Hampton Inn, Philadelphia, PA	- The Pan Pacific Hotel, Seattle, WA
- The Rittenhouse, Philadelphia, PA	- Residence Inn, Tyson's Corner, VA
- The Westin, Philadelphia, PA

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	March 31, 2018	December 31, 2017
Line of Credit	1.70% to 2.45%	$36,000	$16,100
Unsecured Term Loan:
First Term Loan	1.45% to 2.20%	$207,000	$225,000
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		(3,262)	(3,451)
Total Unsecured Term Loan		$697,638	$715,449

The Credit Facility and the Term Loans include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,075,000, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:
- a fixed charge coverage ratio of not less than 1.50 to 1.00;
- a maximum leverage ratio of not more than 60%; and
- a maximum secured debt leverage ratio of 45%.

The Company is in compliance with all of the covenants as of March 31, 2018.

The Company recorded interest expense of $7,112 and $5,308 related to borrowings drawn on the Credit Facility and Term Loans for the three months ended March 31, 2018 and 2017, respectively. The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Facility and Term Loans was 3.66% and 3.09% for the three months ended March 31, 2018 and 2017, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three months ended March 31, 2018 and 2017, we capitalized $98 and $0 of interest expense to ongoing capital improvement projects, respectively.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three months ended March 31, 2018 and 2017 was $429 and $648, respectively.

New Debt/Refinance

On January 31, 2018, we refinanced the outstanding mortgage debt with an original principal balance of $25,000 secured by the Capitol Hill Hotel, Washington, D.C. The loan was due to mature on January 31, 2018, but will now mature on January 31, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2018 and 2017, base management fees incurred totaled $2,592, and $2,868, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2018 and 2017, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2018 and 2017 were $4,665 and $5,109, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2018 and 2017, the Company incurred accounting fees of $296 and $336, respectively. For the three months ended March 31, 2018 and 2017, the Company incurred information technology fees of $95 and $112, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2018 and 2017, we incurred fees of $512 and $320, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
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

Hotel Supplies

For the three months ended March 31, 2018 and 2017, we incurred charges for hotel supplies of $67 and $58, respectively. For the three months ended March 31, 2018 and 2017, we incurred charges for capital expenditure purchases of $498 and $361, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $1 and $6 is included in accounts payable at March 31, 2018 and December 31, 2017, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2018 and December 31, 2017 was approximately $5,385 and $5,322, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of March 31, 2018 and December 31, 2017 was $0.

Hotel Ground Rent

For the three months ended March 31, 2018 and 2017, we incurred $928 and $807, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
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

As of March 31, 2018, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of March 31, 2018 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of March 31, 2018 and December 31, 2017.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Notional Amount	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	March 31, 2018	December 31, 2017

Term Loan Instruments:
Unsecured Credit Facility	$150,000	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	$2,816	$2,362
Unsecured Credit Facility (1)	50,000	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	October 3, 2019	422	187
Unsecured Credit Facility (2)	300,000	Swap	1.443%	1-Month LIBOR + 2.25%	August 10, 2017	August 10, 2020	3,434	1,100

Mortgages:
Hyatt, Union Square, New York, NY	55,750	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	14	3
Hilton Garden Inn 52nd Street, New York, NY (3)	44,325	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	612	340
Courtyard, LA Westside, Culver City, CA (4)	35,000	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	580	290

							$7,878	$4,282

(1) On March 14, 2017, we entered into an interest rate swap associated with $50,000 of our unsecured credit facility, which became effective on April 3, 2017. This swap effectively fixes the interest rate of the notional amount at 3.894%. This swap matures on October 3, 2019.

(2) On March 23, 2017, we entered into an interest rate swap associated with $300,000 of our unsecured credit facility, which became effective beginning on August 10, 2017. This swap effectively fixes the interest rate of the notional amount at 3.6930% from the effective date through August 9, 2018. For the period from August 10, 2018 to August 11, 2019, the interest rate will be fixed at 4.1155%. For the period from August 12, 2019 through maturity, the interest rate will be fixed at 4.3925%. This swap matures on August 10, 2020.

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
The fair value of swaps and our interest rate caps with a positive balance is included in other assets at March 31, 2018 and December 31, 2017. The fair value of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at March 31, 2018 and December 31, 2017.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $3,632 and $70 for the three months ended March 31, 2018 and 2017, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $275 and $150 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three months ended March 31, 2018 and 2017, respectively. For the next twelve months ending March 31, 2019, we estimate that an additional $3,126 will be reclassified as an increase to interest expense.

Fair Value of Debt

We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2018, the carrying value and estimated fair value of our debt were $1,094,715 and $1,076,397 respectively. As of December 31, 2017, the carrying value and estimated fair value of our debt were $1,093,013 and $1,073,190, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
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

On March 9, 2018, the Compensation Committee approved the 2018 Annual Long Term Equity Incentive Program (“2018 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan. These awards are earned under the 2018 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas. In addition, the Compensation Committee provided the option to the executive officers to elect shares in lieu of cash payment under the 2018 annual cash incentive program (“2018 ACIP”). The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of March 31, 2018,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2018 Annual EIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested LTIP Units issued to executives:

					Units Vested		Unearned Compensation
Issuance Date	Weighted Average Share Price	LTIP Units Issued	Vesting Period	Vesting Schedule	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
March 28, 2018
(2017 Annual EIP)	$17.91	564,434	3 years	25%/year (1)(2)	72,106	—	$5,309	$—
March 28, 2017
(2016 Annual EIP)	18.53	122,727	3 years	25%/year (1)	61,362	137,544	420	510
March 30, 2016
(2015 Annual EIP)	21.11	183,396	3 years	25%/year (1)	137,544	128,832	194	258
		870,557			271,012	266,376	$5,923	$768

(1)
25% of the issued shares or LTIP Units vested immediately upon issuance. In general, the remaining shares or LTIP Units vest 25% on the first through third anniversaries of the end of the performance period, which is a calendar year-end (subject to continuous employment through the applicable vesting date).

(2)	The issuance included 276,000 units issued with a 2 year cliff vesting provision.

Stock based compensation expense related to the Annual Long Term Equity Incentive Programs and 2017 ACIP of $786 and $568 was incurred during the three months ended March 31, 2018 and 2017, respectively. Unearned compensation related to the Annual Long Term Equity Incentive Programs as of March 31, 2018 and December 31, 2017 was $5,923 and $768, respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 9, 2018, the Compensation Committee approved the 2018 Multi-Year Long Term Equity Incentive Program ("2018 Multi-Year EIP"). This program has a three-year performance period which commenced on January 1, 2018 and ends December 31, 2020. As of March 31, 2018, no shares or LTIP Units have been issued to the executive officers in settlement of 2018 Multi-Year EIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

					Units Vested		Unearned Compensation
Compensation Committee Approval Date	Weighted Average Share Price	LTIP Units Issued	LTIP Issuance Date	Performance Period	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
March 10, 2017
(2017 Multi-Year EIP)	$9.25	—	N/A	1/1/2017 to 12/31/2019	—	—	$823	$898
March 17, 2016
(2016 Multi-Year EIP)	11.25	—	N/A	1/1/2016 to 12/31/2018	—	—	518	592
March 18, 2015
(2015 Multi-Year EIP)	10.06	24,672	N/A	1/1/2015 to 12/31/2017	12,335	—	237	198
		24,672			12,335	—	$1,578	$1,688

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

Stock based compensation expense of $552 and $671 was recorded for the three months ended March 31, 2018 and 2017, respectively, for the Multi-Year Long Term Equity Incentive Programs. Unearned compensation related to the multi-year program as of March 31, 2018 and December 31, 2017, respectively, was $1,578, and $1,688.

Restricted Share Awards

In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of $157 and $132 was incurred during the three months ended March 31, 2018 and 2017, respectively. Unearned compensation related to the restricted share awards as of March 31, 2018 and December 31, 2017 was $711 and $648, respectively. The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Range of Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
2018	12,359	$17.91	2 years	50% /year	—	—	$221	$—
2017	42,071	18.47-18.53	2 years	50% /year	885	885	417	515
2016	29,294	18.02-21.11	2 years	50% /year	18,160	18,160	33	84
2015	15,703	28.09	2-4 years	25-50% /year	13,237	20,815	40	49
Total	99,427				32,282	39,860	$711	$648

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Trustees

Board Fee Compensation

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received. On December 29, 2017, we issued 11,587 shares which do not fully vest until December 31, 2018. Compensation expense incurred for the three months ended March 31, 2018 and 2017 was $50 and $24, respectively. The following table is a summary of all unvested share awards issued to trustees in lieu of board fee compensation:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2018	December 31, 2017
December 29, 2017	11,587	$17.40	12 months	100%	$152	$202

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three months ended March 31, 2018 and 2017 was $26 and $19, respectively. Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $220 and $247 as of March 31, 2018 and December 31, 2017, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Weighted Average Share Price	Shares Issued	Vesting Period	Vesting Schedule	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
December 29, 2017	$17.40	9,000	3 years	33% /year	—	—	$144	$157
December 30, 2016	21.50	5,000	3 years	33% /year	1,670	1,670	63	72
March 30, 2016	21.11	2,500	3 years	33% /year	1,670	1,670	13	18
					3,340	3,340	$220	$247

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares. The Company recorded stock based compensation expense of $35 and $15 for the three months ended March 31, 2018 and 2017, respectively. Unearned compensation related to the restricted share awards as of March 31, 2018 and December 31, 2017 was $403 and $135, respectively. The following table is a summary of all unvested share awards issued to non-employees under the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
March 28, 2018	15,000	$17.91	2 years	50% /year	—	—	$268	$—
March 30, 2017	14,925	$18.53	2 years	50% /year	7,625	7,625	135	135
Total	29,925				7,625	7,625	$403	$135

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2018	2017
NUMERATOR:
Basic and Diluted*
Net (Loss) Income	$(9,148)	$25,955
Loss (Income) allocated to Noncontrolling Interests	1,104	(1,181)
Distributions to Preferred Shareholders	(6,044)	(6,042)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(202)	(115)
Net (Loss) Income applicable to Common Shareholders	$(14,290)	$18,617

DENOMINATOR:
Weighted average number of common shares - basic	39,636,166	41,716,958
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	99,990
Contingently Issued Shares and Units	—	293,963
Weighted average number of common shares - diluted	39,636,166	42,110,911

*
Income (loss) allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units and Vested LTIP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2018 and 2017 totaled $11,045 and $9,261 respectively. Cash paid for income taxes during the three months ended March 31, 2018 and 2017 totaled $0 and $378, respectively. The following non-cash investing and financing activities occurred during the three months ended March 31, 2018 and 2017:

	2018	2017
Common Shares issued as part of the Dividend Reinvestment Plan	$18	$28
Acquisition of hotel properties:
Assets acquired through joint venture assignment and assumption	—	49,999
Debt assumed, including premium	—	44,483
Deposit paid in prior period towards acquisition which closed in current period	1,000	—
Conversion of Common Units to Common Shares	367	—
Accrued payables for capital expenditures placed into service	3,859	1,080
Cumulative Effect on Equity from the Adoption of ASC Subtopic 610-20	129,021	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017:

	2018	2017
Cash and cash equivalents	$31,620	$47,633
Escrowed cash	7,974	7,206
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$39,594	$54,839

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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

● changes in real estate and zoning laws and increases in real property tax rates; and
● the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2018, we owned interests in 49 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 40 wholly-owned hotels and interests in 9 hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2018, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the changes in our equity and debt capitalization and repositioning of our portfolio over the past several years better enables us to capitalize on further improvement in lodging fundamentals. During 2018 thus far, we continued to see improvements in Occupancy, ADR and RevPAR across most of our markets. We continue to seek acquisition opportunities of both branded and independent hotels in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to divest certain of our properties at favorable prices, potentially redeploying that capital in our focus markets or opportunistically repurchasing our common shares.

We expect continued stability and improvement in consumer and commercial spending and lodging demand in many of our markets during 2018. Since September 2017 we have experienced business interruptions at our hotels located in South Florida due to Hurricane Irma. The Courtyard Cadillac Hotel in Miami, FL and the Parrot Key Hotel and Resort in Key West, FL have been closed since September 2017. We expect the Courtyard Cadillac Hotel to resume operations following its conversion to an Autograph Collection hotel during the second quarter of 2018 while the Parrot Key Hotel and Resort is expected to remain closed for repairs and renovations through the end of the second quarter of 2018. As a result of Hurricane Irma, for the year ended December 31, 2017, we recorded an impairment loss of $4.3 million which represents our estimate of property damage and remediation costs incurred up to our insurance policy deductibles. We have recorded no further impairment charges during the first quarter of 2018. We continue to evaluate the financial impact of Hurricane Irma and our ability to recover, through our insurance policies, losses due to interruption of business or damage to property.

The manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and other documents that we may file with the SEC in the future. We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The table below outlines operating results for the Company’s portfolio of wholly owned hotels consolidated in our financial statements for the three months ended March 31, 2018 and 2017.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational. Based on this definition, for the three months ended March 31, 2018 and 2017, there are 37 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 for our comparable hotels.

For the comparison of the three months ended March 31, 2018 to March 31, 2017, comparable hotel operating results contain results from our consolidated hotels owned as of March 31, 2018, excluding: (1) the Annapolis Waterfront Hotel due to the fact that we owned the hotel for 3 days during the quarter; (2) the Courtyard Miami and the Parrot Key Hotel and Resort because both hotels have not been operating while the damage from Hurricane Irma is repaired; (3) the results of all hotels sold since December 31, 2016. The comparison of the three months ended March 31, 2018 to March 31, 2017 includes results as reported by the prior owners for the following hotels acquired since December 31, 2016:

•	Mystic Marriott Hotel & Spa – Groton, CT (acquired 1/3/2017)

•	The Ritz-Carlton – Coconut Grove, FL (acquired 2/1/2017)

•	The Pan Pacific Hotel – Seattle, WA (acquired 2/21/2017)

•	The Westin – Philadelphia, PA (acquired 6/29/2017)

COMPARABLE CONSOLIDATED HOTELS:
(includes 37 hotels in both periods)

	Three Months Ended
	March 31,
	2018	2017	Variance

Occupancy	76.9%	78.2%	- 127 bps
Average Daily Rate (ADR)	$201.41	$197.69	1.9%
Revenue Per Available Room (RevPAR)	$154.94	$154.59	0.2%

Room Revenues	$78,524	$78,343	0.2%
Total Revenues	$98,820	$97,026	1.8%

For the three months ended March 31, 2018 we experienced negative trends on a comparative basis for occupancy, while RevPAR remained relatively flat. Our Washington D.C. hotels encountered difficult comparables due to the demand driven political results during the first quarter of 2017 resulting in a decrease in RevPAR of 18.6%. Certain of our Philadelphia hotels and our New York Metro hotels underwent renovations during the first quarter of 2018 resulting in decreased RevPAR of 6.8% and 23.6%, respectively.  Their underperformance was offset by RevPAR growth for our New York City, Boston, South Florida and West Coast hotels, which experienced 10.3%, 6.1%, 20.3% and 5.5% RevPAR growth for the three months ended March 31, 2018 when compared to the same period in 2017.

The table below outlines operating results for the Company’s portfolio of hotels we own through interests in unconsolidated joint ventures for the three months ended March 31, 2018 and 2017.

We define a comparable unconsolidated joint venture hotel as one that is currently owned by our unconsolidated joint ventures in whole or in part for the entirety of the periods being presented, and is deemed fully operational. Based on this definition, for the three months ended March 31, 2018 and 2017, there are 9 comparable unconsolidated joint venture hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to the joint venture’s ownership of hotels purchased during the comparable period for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 for our comparable hotels.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
(includes 9 hotels in both periods)

	Three Months Ended
	March 31,
	2018	2017	Variance

Occupancy	88.9%	79.9%	900 bps
Average Daily Rate (ADR)	$153.24	$154.40	(0.8)%
Revenue Per Available Room (RevPAR)	$136.20	$123.33	10.4%

Room Revenues	$16,732	$15,196	10.1%
Total Revenues	$17,195	$15,645	9.9%

Driving occupancy results, the Cindat properties experienced occupancy growth of 907 basis points for the three months ended March 31, 2018. The properties within our unconsolidated joint ventures, on a comparable basis, generated 10.4% growth in RevPAR for the three months ended March 31, 2018. The increases in RevPAR are driven largely by the hotel properties located in New York City within the Cindat joint venture, which had increased RevPAR growth of 11.3%for the three months ended March 31, 2018 compared to 2017.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2018 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended March 31, 2018 and 2017. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $8,437 or 7.8%, to $99,515 for the three months ended March 31, 2018 compared to $107,952 for the same period in 2017. This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the three months ended March 31, 2017		$107,952
Incremental Revenue Additions from Acquisitions (1/1/2017 - 3/31/2018):
The Ritz-Carlton - Coconut Grove, FL	2,867
The Pan Pacific Hotel - Seattle, WA	1,775
The Philadelphia Westin - Philadelphia, PA	6,524
Total Incremental Revenue from Acquisitions		11,166
Incremental Revenue Reductions from Dispositions (1/1/2017 - 3/31/2018):
Residence Inn - Greenbelt, MD	(35)
Courtyard - Alexandria, VA	(17)
Hyatt House - Scottsdale, AZ	(2,935)
Hyatt House - Pleasant Hill, CA	(1,935)
Hyatt House - Pleasanton, CA	(2,101)
Holiday Inn Express - Chester, NY	(504)
Hyatt House - Gaithersburg, MD	(920)
Hampton inn - Pearl Street, New York, NY	(388)
Total Incremental Revenue Reductions from Dispositions		(8,835)
Change in Hotel Operating Revenue for Remaining Hotels		(10,768)
Hotel Operating Revenue for the three months ended March 31, 2018		$99,515

As noted in the table above, our same store properties experienced a $10,768 decrease in hotel operating revenue. The majority of this decrease is attributable to the Courtyard Cadillac Hotel and Parrot Key Hotel and Resort being closed for repairs during the first quarter of 2018 due to damage from Hurricane Irma. Collectively, $10,682 of the decrease is the result of these two hotels being out of operation during the first quarter 2018. Additionally, The Rittenhouse Hotel in Philadelphia, PA, The St. Gregory Hotel in Washington, D.C., and the Mystic Marriott Hotel & Spa in Groton, CT were undergoing room and common area renovations during the first quarter of 2018, which attributed to their collective $3,295 decrease in hotel operating revenue when compared to the first quarter of 2017. The remaining same store hotels contributed a net increase in revenue for the first quarter of 2018 of approximately $3,209 when compared to the same period in 2017.

Expenses

Total hotel operating expenses decreased 0.7% to approximately $66,782 for the three months ended March 31, 2018 from $67,267 for the three months ended March 31, 2017. The decrease in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the three months ended March 31, 2017		$67,267
Incremental Expense Additions from Acquisitions (1/1/2017 - 3/31/2018):
The Ritz-Carlton - Coconut Grove, FL	1,741
The Pan Pacific Hotel - Seattle, WA	1,556
Philadelphia Westin, Philadelphia, PA	4,072
Total Incremental Expenses from Acquisitions		7,369
Incremental Expense Reductions from Dispositions (1/1/2017 - 3/31/2018):
Residence Inn - Greenbelt, MD	(21)
Courtyard - Alexandria, VA	(46)
Hyatt House - Scottsdale, AZ	(1,223)
Hyatt House - Pleasant Hill, CA	(964)
Hyatt House - Pleasanton, CA	(1,035)
Holiday Inn Express - Chester, NY	(428)
Hyatt House - Gaithersburg, MD	(751)
Hampton inn - Pearl Street, New York, NY	(84)
Total Incremental Expense Reductions from Dispositions		(4,552)
Change in Hotel Operating Expenses for Remaining Hotels		(3,302)
Hotel Operating Expenses for the three months ended March 31, 2018		$66,782

As noted in the table above, our same store properties experienced a $3,302 decrease in hotel operating expenses. The decrease is attributable to the Courtyard Cadillac Hotel and Parrot Key Hotel and Resort being closed for repairs during the first quarter of 2018 due to damage from Hurricane Irma. Collectively, $4,862 of the decrease is the result of these two hotels being out of operation during the first quarter 2018. Additionally, The Rittenhouse Hotel in Philadelphia, PA, The St. Gregory Hotel in Washington, D.C., and the Mystic Marriott Hotel & Spa in Groton, CT were undergoing room and common area renovations during the first quarter of 2018, which attributed to their collective $1,054 decrease in hotel operating expenses when compared to the first quarter of 2017. The remaining same store hotels contributed a net increase in expense for the first quarter of 2018 of approximately $2,614 when compared to the same period in 2017.

Depreciation and amortization increased by 10.7%, or $2,077, to $21,539 for the three months ended March 31, 2018 from $19,462 for the three months ended March 31, 2017. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired offset by properties sold. Real estate and personal property tax and property insurance increased $666, or 8.7%, for the three months ended March 31, 2018 when compared to the same period in 2017. Increases from properties acquired since January 1, 2017 added $326 in expense and properties sold since April 1, 2017 resulted in a decrease of $386 in real estate and property insurance for the three months ended March 31, 2018. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions resulting from successful real estate tax appeals.

General and administrative expense increased by 10.1%, or approximately $466, from $4,625 in the three months ended March 31, 2017 to $5,091 for the same period in 2018. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expenses related to share based compensation increased $177 when comparing the three months ended March 31, 2018 to the same period in 2017. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Prior to January 1, 2018, acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Based on the updated accounting literature that defines purchases of businesses versus the purchase of assets, the majority of our acquisitions subsequent to 2017 will be viewed as the purchase of assets, which will result in the acquisition costs related to asset purchases being included in the purchase price of the asset. As a result, the only expenses that will be recorded in this line item going forward will generally be related to any terminated deal costs. Acquisition and terminated transaction costs for the three months ended March 31, 2018 totaled $0.

Operating (Loss) Income

Operating loss for the three months ended March 31, 2018 was $2,993 compared to operating income of $7,511 during the same period in 2017. Operating income was negatively impacted by decreased hotel operating revenues and increased costs in areas such as real estate and personal property taxes, property insurance, and depreciation and amortization.

Interest Expense

Interest expense increased $1,523 from $9,849 for the three months ended March 31, 2017 to $11,372 for the three months ended March 31, 2018. The balance of our borrowings, excluding discounts and deferred costs, have increased by $24,514 in total between March 31, 2017 and March 31, 2018, as we drew $36,000 on our line of credit, which was partially offset by a net reduction in our unsecured term loan of $9,620 and net paydowns of mortgage notes of $1,866. The primary driver of our increased interest expense is due to the net increase in the balance on our credit facility, which contributed $1,260 to interest expense when comparing the three months ended March 31, 2018 to the corresponding period in 2017.

Unconsolidated Joint Venture Investments

The income (loss) from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $12,554 from income of $12,353 for the three months ended March 31, 2017 compared to a loss of $201 during the same period in 2018. During the three months ended March 31, 2017, we recognized a $16,239 gain on the remeasurement of investment in unconsolidated joint ventures related to our transfer and redemption of our joint venture interest in Mystic Partners, LLC. In exchange for our interest in the partnership, we received 100% ownership of the Mystic Marriott Hotel & Spa and $11,623 in cash proceeds.

Income Tax Expense

During the three months ended March 31, 2018, the Company recorded an income tax benefit of $2,655 compared to an income tax expense of $2,243 for the three months ended March 31, 2017. The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net (Loss) Income Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended March 31, 2018 was a loss of $14,088 compared to income of $18,732 during the same period in 2017. This decrease was primarily related to a decrease in gains recorded on dispositions of hotel property of $15,314, a decrease in the gain from the remeasurement of our investment in the Mystic joint venture during the first quarter of 2017 of $16,239, and a decrease in Operating Income as discussed above.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of March 31, 2018.

We have unsecured debt facilities in the aggregate of $950,900 which is comprised of a $457,000 senior unsecured credit facility and two unsecured term loans totaling $493,900. The unsecured credit facility (“Credit Facility”) contains a $207,000 unsecured term loan (“First Term Loan”) and a $250,000 unsecured revolving line of credit (“Line of Credit”). This Credit Facility expires on August 10,  2022 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable by $400,000 at our request, subject to the satisfaction of certain conditions. Our two additional unsecured term loans are $300,000 (“Second Term Loan”) and $193,900 (“Third Term Loan”), which mature on August 10, 2020 and August 2, 2021, respectively.

As of March 31, 2018, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $36,000 outstanding under the Line of Credit. As of March 31, 2018, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $17,996 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We anticipate that this borrowing capacity will increase with the reopening of our two borrowing base assets (Courtyard Cadillac Hotel in Miami, FL and the Parrot Key Hotel) currently closed due to renovations as a result of Hurricane Irma.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2018, we have no indebtedness maturing on or before December 31, 2018. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

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

Common Share Repurchase Plan

In December 2017, our Board of Trustees authorized a share repurchase program for up to $100,000 of common shares which commenced upon the completion of the existing repurchase program. The program will expire on December 31, 2018, unless extended by our Board of Trustees. For the three months ended March 31, 2018, the Company repurchased 635,590 common shares for an average price of $17.04.

Acquisitions

During the three months ended March 31, 2018, we acquired the following wholly-owned hotel property:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Annapolis Waterfront Hotel	3/28/2018	$—	$43,260	$1,802	$(3,199)	*	$41,863	$—
TOTAL		$—	$43,260	$1,802	$(3,199)		$41,863	$—

*     Consists entirely of $3,199 of above market ground lease liability.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate of $0.28 per common share per quarter or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2018, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the three months ended March 31, 2018 was $9,625 and cash used for the payment of distributions and dividends for the three months ended March 31, 2018 was $18,200. Historically, the first quarter of each year produces weaker financial results, including cash provided by operating activities, when compared to the remaining quarters of the year. As such, we do not expect the cash paid on dividends to exceed cash provided by operating activities for the year ended December 31, 2018.

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

Spending on capital improvements during the three months ended March 31, 2018 increased when compared to spending on capital improvements during the three months ended March 31, 2017. During the three months ended March 31, 2018, we spent $19,218 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $10,529 during the same period in 2017. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. As a result of damage caused by Hurricane Irma, the Company will incur additional capital expenditures in order to return properties to working order. In some instances, but not all, the Company expects to recover a portion of the capital expenditure costs through insurance proceeds.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels. In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the three months ended March 31, 2018, we spent $11,122 on hotel development projects and construction on hurricane impacted hotels compared to $455 during the same period of 2017. We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2018 and 2017

Net cash provided by operating activities decreased $7,522 from $17,147 for the three months ended March 31, 2017 to $9,625 for the comparable period in 2018. Net income, adjusted for non-cash items reflected in the statement of cash flows for the three months ended March 31, 2018 and 2017, decreased by $10,116 for the three months ended March 31, 2018 when compared to 2017. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash provided in investing activities for the three months ended March 31, 2018 was $32,074 compared to net cash used by investing activities of $51,549 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we received $49,594 in proceeds from the disposition of two hotel properties and $6,312 in insurance proceeds related to claims for property losses as a result of Hurricane Irma. Additionally, we received $47,738 in proceeds from the redemption of our preferred equity investment in Cindat. During the three months ended March 31, 2017 we received $60,001 in proceeds from the disposition of two hotels and $11,623 in proceeds from the sale of our joint venture interest in Mystic Partners. Offsetting these sources of funds were $41,230 for the purchase of one hotel property during the three months ended March 31, 2018 compared to $112,189 for the purchase of three hotel properties during the three months ended March 31, 2017.

Net cash used in financing activities for the three months ended March 31, 2018 was $27,691 compared to net cash used in financing activities for the three months ended March 31, 2017 of $105,396. This is primarily due to $18,000 in repayments of the borrowings under the unsecured term loan facility during the three months ended March 31, 2018. During the three months ended March 31, 2017, we repaid amounts on the line of credit, unsecured term loan, and mortgages payable of $121,366. During the three months ended March 31, 2018, we borrowed $19,900 from our line of credit and during the three months ended March 31, 2017 we borrowed $43,900 on our unsecured term loan facility. Also during the three months ended March 31, 2018, we repurchased $10,833 of our Class A Common Shares compared with none in the three months ended March 31, 2017. In addition, dividends and distributions paid during the three months ended March 31, 2018 decreased $9,057 when compared to the same period in 2017, due to the special dividend declared on common shares during the fourth quarter of 2016 that was paid during the first three months of 2017. A special dividend was not paid during the first quarter of 2018.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017

Net (loss) income applicable to common shareholders	$(14,088)	$18,732
(Loss) income allocated to noncontrolling interest	(1,104)	1,181
Loss (income) from unconsolidated joint ventures	201	(12,353)
Gain on disposition of hotel properties	(3,417)	(18,731)
Depreciation and amortization	21,539	19,462
Funds from consolidated hotel operations applicable to common shareholders and Common Units	3,131	8,291

Loss (income) from unconsolidated joint ventures	(201)	12,353
Gain from remeasurement of investment in unconsolidated joint ventures	—	(16,239)
Unrecognized pro rata interest in (loss) income	(4,060)	3,184
Depreciation and amortization of difference between purchase price and historical cost (1)	24	(302)
Interest in depreciation and amortization of unconsolidated joint ventures (2)	1,052	950
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	(3,185)	(54)

Funds from Operations applicable to common shareholders and Common Units	$(54)	$8,237

Weighted Average Common Shares and Common Units
Basic	39,636,166	41,716,958
Diluted	43,462,075	44,741,968

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2018 and 2017 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606 and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The Company has adopted ASU No. 2014-09 effective January 1, 2018, electing to utilize the modified retrospective transition method. The modified retrospective method allows for, among other things, a cumulative adjustment to opening equity upon adoption of the standard. The adoption of the provisions of ASC 606 was applied to contracts with customers using available practical expedients only for contracts with customers. The Company evaluated only those contracts with customers that did not meet the definition of a closed contract under the guidance of ASC 606 at the time of adoption. This approach resulted in no cumulative adjustment to opening equity for the Company as it relates to contracts with customers. The new revenue recognition model will not have a material impact on our hotel operating revenue, including room revenue, food and beverage, and other revenue. Our hotel operating revenue streams contain contracts with customers that, generally, are short-term by nature and the prior revenue recognition policies and procedures used by the Company do not initially result in different balances, allowing for comparability to historical financial data without adjustment.

We recognize revenue for all consolidated hotels as hotel operating revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from our guests. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated on the face of the consolidated statement of operations into the categories of rooms revenue, food and beverage revenue, and other to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.

Room revenue is generated through contracts with customers whereby the customers agrees to pay a daily rate for right to use a hotel room. The Company's contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest's stay. The Company notes no significant judgements regarding the recognition of rooms revenue.

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company's contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company recognizes food and beverage revenue upon the fulfillment of the contract with the customer. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at our hotels. Advanced deposits for food and beverage revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated balance sheet. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services. The Company notes no significant judgements regarding the recognition of food and beverage revenue.

Gains from the sales of ownership interests in real estate are accounted for in accordance with the provisions of Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which the Company adopted effective January 1, 2018.  Our evaluation over sales of real estate is impacted by the FASB definition of a business and in substance nonfinancial assets, which have been addressed through the issuance of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), respectively. Based on the provisions of ASU No. 2017-01 and ASU No. 2017-05, the Company expects any future sales of interests in hotel properties to likely meet the criteria for full gain recognition on sale. This treatment is not different from our historical position when selling our entire interest in hotel properties, however, this is different than the historical treatment in certain instances where the Company sold partial interests in hotel properties.

In particular, during 2016 the Company sold partial interests in seven hotel properties to a third party (“Cindat Sale”) resulting in an approximate $81 million deferred gain based on prevailing GAAP at the time of the transaction. The Company chose to    adopt the provisions of ASC 610-20 for contracts with noncustomers for all contracts and chose not to utilize any available practical expedients as it pertains to contracts with noncustomers.  Accordingly, the Company's analysis included all contracts with noncustomers related to the sales, either full or partial, of our interest in hotel properties. The Company noted no changes to the recognition of gains on sales in instances whereby the Company sold 100% of our interest. The Company noted, however, that the Cindat Sale, under the provisions of ASC 610-20, would have resulted in full gain recognition at the time of the partial sale of our interest in the seven hotel properties. The impact of our adoption of the new standard resulted in a cumulative adjustment to increase the opening balance to equity by $123,228 and increase the opening balance of noncontrolling interests of $5,793.

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

As of March 31, 2018, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions. The provisions of the update will be effective for the Company starting January 1, 2019 with the early adoption available as early as the quarter ended March 31, 2018. Based on the type of derivative instruments within the Company’s portfolio, we do not anticipate this update to have a material effect on our consolidated financial statements and related disclosures, however, we are currently assessing the ultimate impact of this update.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which requires the capitalization of acquisition costs to the underlying assets. The Company expects the standard to have an impact on our financial statements in periods during which we complete significant hotel acquisitions.  The Company has adopted ASU No. 2017-01 effective, January 1, 2018. The Company applied the provisions of this standard to record our purchase of  the Annapolis Waterfront Hotel as discussed in further detail within Note 2.

In November 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows. Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018. The adoption of ASU No. 2016-18 changed the presentation of the statement of cash flows for the Company and we utilized a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption. Additionally, the Company provides a reconciliation within Note 10 of cash, cash equivalents, and restricted cash to their relative balance sheet captions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2018, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second and Third Term Loans and certain variable rate mortgages and notes payable. As of March 31, 2018, we had total variable rate debt outstanding of $420,750 with a weighted average interest rate of 3.97%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2018 would be an increase or decrease in our interest expense for the three months ended March 31, 2018 of $1,056.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2018, we have an interest rate cap related to debt on the Courtyard, LA Westside, Culver City, CA, and we have five interest rate swaps related to debt on the Hyatt Union Square, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY, and our Second and Third Term Loans. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2018,  approximately 67% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 33% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Credit Facility, and First Term Loan.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2018 to be approximately $1,055,524 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2018 to be approximately $1,098,099.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2018, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$871	$599,934	$23,020	$51,931	$675,756
Weighted Average Interest Rate	3.90%	3.98%	4.74%	4.81%	4.36%

Floating Rate Debt	$799	$125,403	$207,000	$51,548	$384,750
Weighted Average Interest Rate	4.12%	4.14%	4.80%	4.80%	4.47%
	$1,670	$725,337	$230,020	$103,479	$1,060,506

Line of Credit	$—	$36,000		$—	$36,000
Weighted Average Interest Rate	—	4.05%		—	4.05%
	$1,670	$761,337	$230,020	$103,479	$1,096,506

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2018.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a table summary of our common share repurchases during the three months ended March 31, 2018 under the $100 million repurchase program authorized by our Board of Trustees in December 2017. All such common shares were repurchased pursuant to open market transactions.

The share repurchase program will expire on December 31, 2018, unless extended by our Board of Trustees.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2018	—	$—	—	$100,000
February 1 to February 28, 2018	286,527	17.08	286,527	95,107
March 1 to March 31, 2018	349,063	16.98	635,590	89,179

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.
10.1
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

10.2
Mezzanine Loan Agreement, dated as of February 6, 2018, between Cindat Hersha Owner JV Associates, LLC, as borrower, Cindat Hersha Lessee JV Associates, LLC, as operating lessee, and CMTG Lender 12 LLC, as lender (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 12, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

April 26, 2018	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)