Form 10-Q
period 2018-09-30
HERSHA HOSPITALITY TRUST
filed 2018-10-24
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 24, 2018, the number of Class A common shares of beneficial interest outstanding was 39,423,763  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	September 30, 2018	December 31, 2017
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$2,025,534	$2,009,572
Investment in Unconsolidated Joint Ventures	4,487	3,569
Cash and Cash Equivalents	37,727	17,945
Escrow Deposits	9,285	7,641
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $225 and $49	9,425	11,999
Due from Related Parties	5,131	5,322
Intangible Assets, Net of Accumulated Amortization of $7,604 and $6,598	15,672	16,388
Other Assets	44,533	49,913
Hotel Assets Held for Sale	14,499	15,987
Total Assets	$2,166,293	$2,138,336

Liabilities and Equity:
Line of Credit	$26,000	$16,100
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	698,014	715,449
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,670	53,781
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	334,399	307,683
Accounts Payable, Accrued Expenses and Other Liabilities	65,051	58,770
Dividends and Distributions Payable	17,125	17,115
Deferred Gain on Disposition of Hotel Assets	—	81,284
Total Liabilities	$1,191,259	$1,250,182

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$2,452	$—

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at September 30, 2018 and 3,000,000 Series C, 7,701,700 Series D and 4,000,000 Series E Shares Issued and Outstanding at December 31, 2017, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at September 30, 2018 and December 31, 2017; 39,422,736 and 39,916,661 Shares Issued and Outstanding at September 30, 2018 and December 31, 2017, respectively	395	399
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2018 and December 31, 2017	—	—
Accumulated Other Comprehensive Income	7,862	3,749
Additional Paid-in Capital	1,155,273	1,164,946
Distributions in Excess of Net Income	(253,692)	(335,373)
Total Shareholders' Equity	909,985	833,868

Noncontrolling Interests (Note 1)	62,597	54,286

Total Equity	972,582	888,154

Total Liabilities and Equity	$2,166,293	$2,138,336

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Hotel Operating Revenues:
Room	$103,958	$107,695	$292,498	$312,925
Food & Beverage	15,628	14,775	46,167	40,521
Other Operating Revenues	8,143	7,040	22,341	21,032
Other Revenues	147	79	321	1,113
Total Revenues	127,876	129,589	361,327	375,591
Operating Expenses:
Hotel Operating Expenses:
Room	23,615	23,823	65,916	68,876
Food & Beverage	12,475	12,509	37,657	33,922
Other Operating Expenses	40,205	40,585	116,163	117,908
Hotel Ground Rent	1,328	892	3,605	2,593
Real Estate and Personal Property Taxes and Property Insurance	8,932	8,419	25,353	24,113
General and Administrative (including Share Based Payments of $2,068 and $1,512, and $6,797 and $5,468 for the three and nine months ended September 30, 2018 and 2017, respectively)	5,841	4,919	18,515	16,142
Acquisition and Terminated Transaction Costs	8	297	10	2,121
Depreciation and Amortization	22,764	21,658	66,364	61,234
(Gains from) Property Losses in Excess of Insurance Recoveries	(4,778)	3,812	(11,141)	3,812
Total Operating Expenses	110,390	116,914	322,442	330,721

Operating Income	17,486	12,675	38,885	44,870
Interest Income	23	40	68	237
Interest Expense	(12,407)	(11,141)	(35,658)	(31,580)
Other Expense	(12)	(118)	(718)	(796)
(Loss) Gain on Disposition of Hotel Properties	—	(39)	3,403	89,544
Lease Buyout	—	294	—	294
Loss on Debt Extinguishment	—	(312)	(22)	(586)
Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	5,090	1,399	5,958	101,983
Income (Loss) from Unconsolidated Joint Ventures	582	539	918	(2,636)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	—	—	—	16,239
Income from Unconsolidated Joint Venture Investments	582	539	918	13,603
Income Before Income Taxes	5,672	1,938	6,876	115,586

Income Tax (Expense) Benefit	(2,685)	1,325	(1,200)	(1,580)

Net Income	2,987	3,263	5,676	114,006
Loss (Income) Allocated to Noncontrolling Interests - Common Units	72	90	676	(5,849)
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	(250)	—	950	—
Preferred Distributions	(6,044)	(6,040)	(18,131)	(18,124)
Net (Loss) Income Applicable to Common Shareholders	$(3,235)	$(2,687)	$(10,829)	$90,033

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.09)	$(0.07)	$(0.29)	$2.15

DILUTED
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.09)	$(0.07)	$(0.29)	$2.13

Weighted Average Common Shares Outstanding:
Basic	39,321,062	41,721,425	39,400,237	41,725,159
Diluted*	39,321,062	41,721,425	39,400,237	42,225,238

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common Units and Vested LTIP Units	3,150,256	2,783,895	3,142,806	2,710,861
Unvested Stock Awards and LTIP Units Outstanding	453,008	180,465	272,333	—
Contingently Issuable Share Awards	312,941	272,110	458,966	—
Total Potentially Dilutive Securities Excluded from the Denominator	3,916,205	3,236,470	3,874,105	2,710,861

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$2,987	$3,263	$5,676	$114,006
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	914	611	6,273	(348)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(813)	(144)	(1,832)	(424)
Total Other Comprehensive Income (Loss)	$101	$467	$4,441	$(772)

Comprehensive Income	3,088	3,730	10,117	113,234
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests - Common Units	65	63	348	(5,802)
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Consolidated Joint Venture	(250)	—	950	—
Less: Preferred Distributions	(6,044)	(6,040)	(18,131)	(18,124)
Comprehensive (Loss) Income Attributable to Common Shareholders	$(3,141)	$(2,247)	$(6,716)	$89,308

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2017	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(335,373)	833,868	3,223,366	54,286	888,154	—
Cumulative Effect of Adoption of ASC 610-20	—	—	—	—	—	—	—	123,228	123,228	—	5,793	129,021	—
Adjusted balance at January 1, 2018	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(212,145)	957,096	3,223,366	60,079	1,017,175	—
Unit Conversion	62,807	1	—	—	—	1,172	—	—	1,173	(62,807)	(1,173)	—	—
Repurchase of Common Shares	(635,590)	(6)	—	—	—	(10,827)	—	—	(10,833)	—	—	(10,833)	—
Preferred Shares ATM Issuance, Net of Costs	—	—	—	1,514	—	(115)	—	—	(115)	—	—	(115)	—
Dividends and Distributions declared:
Common Shares ($0.84 per share)	—	—	—	—	—	—	—	(33,076)	(33,076)	—	—	(33,076)	—
Preferred Shares	—	—	—	—	—	—	—	(18,131)	(18,131)	—	—	(18,131)	—
Common Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(1,752)	(1,752)	—
LTIP Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(1,508)	(1,508)	—
Dividend Reinvestment Plan	3,105	—	—	—	—	57	—	—	57	—	—	57	—
Share Based Compensation:
Grants	75,753	1	—	—	—	733	—	—	734	589,106	—	734	—
Amortization	—	—	—	—	—	1,665	—	—	1,665	—	7,299	8,964	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	3,402
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	4,113	—	4,113	—	328	4,441	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(2,358)	—	—	(2,358)	—	—	(2,358)	2,358
Net Income (Loss)	—	—	—	—	—	—	—	9,660	9,660		(676)	8,984	(3,308)
Balance at September 30, 2018	39,422,736	395	—	14,703,214	147	1,155,273	7,862	(253,692)	909,985	3,749,665	62,597	972,582	2,452

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2016	41,770,514	418	—	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	879,739
Unit Conversion	23,964	—	—	—	—	392	—	—	392	(23,964)	(392)	—
Repurchase of Common Shares	(264,805)	(3)	—	—	—	(4,746)	—	—	(4,749)	—	—	(4,749)
Common Units Issued	—	—	—	—	—	—	—	—	—	225,000	4,133	4,133
Dividends and Distributions declared:
Common Shares ($0.84 per share)	—	—	—	—	—	—	—	(35,066)	(35,066)	—	—	(35,066)
Preferred Shares	—	—	—	—	—	—	—	(18,124)	(18,124)	—	—	(18,124)
Common Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(1,673)	(1,673)
LTIP Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(1,146)	(1,146)
Dividend Reinvestment Plan	3,427	—	—	—	—	63	—	—	63	—	—	63
Share Based Compensation:
Grants	75,876	1	—	—	—	(506)	—	—	(505)	183,784	779	274
Amortization	—	—	—	—	—	1,123	—	—	1,123		3,445	4,568
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(725)	—	(725)	—	(47)	(772)
Net Income	—	—	—	—	—	—	—	108,157	108,157	—	5,849	114,006
Balance at September 30, 2017	41,608,976	416	—	14,700,000	147	1,194,637	648	(309,864)	885,984	3,223,366	55,269	941,253

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS]

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net Income	$5,676	$114,006
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(3,403)	(89,544)
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	—	(16,239)
(Gains from) Property Losses in Excess of Insurance Recoveries	(11,141)	3,812
Lease Buyout	—	(294)
Deferred Taxes	1,200	1,580
Depreciation	65,656	59,953
Amortization	2,118	2,592
Loss on Debt Extinguishment	22	586
Equity in (Income) Loss of Unconsolidated Joint Ventures	(918)	2,636
Distributions from Unconsolidated Joint Ventures	1,000	400
Loss Recognized on Change in Fair Value of Derivative Instrument	147	33
Share Based Compensation Expense	6,797	5,468
Proceeds received for business interruption insurance claims	8,614	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	2,576	(1,480)
Other Assets	(3,091)	1,577
Due from Related Parties	191	13,624
Increase (Decrease) in:
Accounts Payable, Accrued Expenses and Other Liabilities	7,623	(8,711)
Net Cash Provided by Operating Activities	$83,067	$89,999

Investing Activities:
Purchase of Hotel Property Assets	$(41,230)	$(249,291)
Capital Expenditures	(53,573)	(32,982)
Cash Paid for Hotel Development Projects	(29,606)	(1,500)
Proceeds from Disposition of Hotel Properties	49,580	188,612
Contributions to Unconsolidated Joint Ventures	(1,000)	—
Proceeds from the Sale of Joint Venture Interests	—	11,623
Repayment of Notes Receivable	—	2,000
Proceeds from Insurance Claims	13,624	—
Distributions from Unconsolidated Joint Ventures	47,738	—
Net Cash Used in Investing Activities	$(14,467)	$(81,538)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS]

	Nine Months Ended September 30,
	2018	2017
Financing Activities:
Borrowings Under Line of Credit, Net	$9,900	$—
Proceeds of Unsecured Term Loan Borrowing	—	58,380
Repayment of Borrowings Under Unsecured Term Loan	(18,000)	—
Proceeds of Mortgages and Notes Payable	28,000	—
Principal Repayment of Mortgages and Notes Payable	(1,237)	(122,312)
Cash Paid for Deferred Financing Costs	(409)	(3,344)
Cash Paid for Debt Extinguishment	—	(370)
Repurchase of Common Shares	(10,833)	(4,749)
Dividends Paid on Common Shares	(33,158)	(43,401)
Dividends Paid on Preferred Shares	(18,130)	(17,729)
Distributions Paid on Common Units and LTIP Units	(3,114)	(3,279)
Other Financing Activities	(193)	(261)
Net Cash Used in Financing Activities	$(47,174)	$(137,065)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$21,426	$(128,604)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	25,586	194,637

Cash, Cash Equivalents, and Restricted Cash - End of Period	$47,012	$66,033

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of September 30, 2018, we owned an approximate 91.3%  partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIEs: HHLP, Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; Hersha Holding RC Owner, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. As noted, HHLP meets the criteria as a VIE. The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP. Cindat Hersha Lessee JV, LLC is a VIE that leases hotel property. The entity is consolidated by the lessor, the primary beneficiary. Our maximum exposure to losses from our investment in Cindat Hersha Lessee JV, LLC is limited to our basis in the joint venture which is $0 as of September 30, 2018. Also, South Bay Boston, LLC leases hotel property and is a VIE. This entity is consolidated by the lessor, the primary beneficiary of the entity. Hersha Holding RC Owner, LLC is the owner entity of the Ritz-Carlton Coconut Grove and is a VIE. HHLP is considered the primary beneficiary of the VIE and consolidates the joint venture with the minority owner interest presented as part of noncontrolling interest within the Consolidated Balance Sheets as of September 30, 2018. Hersha Statutory Trust I and Hersha Statutory Trust II (collectively “Hersha Statutory Trusts”) are VIEs but the Company is not

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $62,597 as of September 30, 2018 and $54,286 as of December 31, 2017. As of September 30, 2018, there were 3,749,665 Common Units outstanding with a fair market value of $85,005, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

On April 2, 2018, we entered into a joint venture with the party from which we acquired the Ritz-Carlton Coconut Grove, FL. By exercising an option provided to the seller in connection with our purchase of the property in 2017, our joint venture partner will have a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheet and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheet. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the three and nine months ended September 30, 2018, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $2,108 and $3,308, respectively, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. On September 30, 2018, we reclassed $2,358 from Additional Paid in Capital to Noncontrolling Joint Venture Interest to recognize interest at the put option redemption value of $2,452.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at September 30, 2018 and December 31, 2017 are summarized as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

					Dividend Per Share
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2018	December 31, 2017	Aggregate Liquidation Preference	Distribution Rate	2018	2017
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.2891	$1.2891
Series D	7,701,700	7,701,700	$192,500	6.500%	$1.2187	1.2189
Series E	4,001,514	4,000,000	$100,038	6.500%	$1.2187	1.2189
Total	14,703,214	14,701,700

In December 2017, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. For the nine months ended September, 2018, the Company repurchased 635,590 common shares for an aggregate purchase price of $10,833. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. There is no guarantee that the Company will repurchase the entire aggregate value of shares authorized for repurchase prior to the program's expiration. The repurchase program will expire on December 31, 2018, unless extended by our Board of Trustees, at their discretion.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
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

The quantitative impact of applying the prior accounting policies would have resulted in an increase of $129,021 in the deferred gain on disposition of hotel assets, an increase of $123,228 in distributions in excess of net income thereby decreasing shareholders' equity, and a decrease of $5,793 in noncontrolling interests at September 30, 2018. The adoption of ASC 610-20 did not materially impact the balances in the Company's consolidated statement of operations or its consolidated statement of cash flows.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions. The provisions of the update will be effective for the Company starting January 1, 2019 with the early adoption available as early as the quarter ended September 30, 2018. The Company will adopt the provisions of this update effective January 1, 2019.  Based on the type of derivative instruments within the Company’s portfolio (See Note 7), we do not anticipate this update to have a material effect on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases. We anticipate that our interests as a lessee in ground leases will have a more than inconsequential impact to our balance sheet as we have five ground leases under which we are the lessee. As of September 30, 2018, these ground leases, collectively, have remaining lease payments due in total of $330,142 with a weighted average life of approximately 71 years. We are currently determining the appropriate discount rate to utilize within our calculations of the right-of-use asset and lease liability, and, as such, we have not finalized our calculations as of September 30, 2018. We are also a lessor in certain office space and retail lease agreements related to our hotels. While we do not anticipate any material change to the accounting for leases under which we are a lessor, we are still evaluating the impact this ASU will have on the accounting for our leasing arrangements as well as our disclosures within the notes to our financial statements. The provisions of the standard will be effective for the Company on January 1, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Land	$518,243	$532,549
Buildings and Improvements	1,658,600	1,603,655
Furniture, Fixtures and Equipment	269,393	250,922
Construction in Progress	18,078	9,503
	2,464,314	2,396,629

Less Accumulated Depreciation	(438,780)	(387,057)

Total Investment in Hotel Properties *	$2,025,534	$2,009,572
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $42,410 at September 30, 2018. This entity was not a variable interest entity at December 31, 2017.

Acquisitions

We acquired the following property during the nine months ended September 30, 2018:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Annapolis Waterfront Hotel, Annapolis, MD	3/28/2018	$—	$43,251	$1,802	$(3,199)	*	$41,854	$—
TOTAL		$—	$43,251	$1,802	$(3,199)		$41,854	$—

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

The following table illustrates total revenues and total net income included in the consolidated statements of operations for the three and nine months ended September 30, 2018 for the hotel we acquired or assumed ownership during the nine months ended September 30, 2018 and consolidated since the date of acquisition of the hotel.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Hotel	Revenue	Net Income	Revenue	Net Income
Annapolis Waterfront Hotel, Annapolis, MD	$3,344	$452	$6,866	$1,070

Total	$3,344	$452	$6,866	$1,070

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Hotel Dispositions
On February 16, 2018, the Company closed on the sale of Hyatt House Gaithersburg, MD to an unaffiliated buyer for a sales price of $19,000 resulting in a gain on sale of approximately $2,400. This hotel was acquired by the Company in December 2006. The operating results for this hotel are included in operating income as shown in the consolidated statements of operations for the nine months ended September 30, 2018 and 2017 as disposition of this hotel does not represent a strategic shift in our business.

On March 6, 2018, the Company closed on the sale of Hampton Inn Pearl Street, NY to an unaffiliated buyer for a sales price of $32,400 resulting in a gain on sale of approximately $1,000. This hotel was opened by the Company in June 2014. The operating results for this hotel are included in operating income as shown in the consolidated statements of operations for the period owned during the nine months ended September 30, 2018 and 2017 as disposition of this hotel does not represent a strategic shift in our business.

Assets Held For Sale

We have classified one asset as held for sale as of September 30, 2018. The sale of Residence Inn Tysons Corner is expected to close during the fourth quarter of 2018 and is included as a held for sale asset as of September 30, 2018. Included as a held for sale asset as of December 31, 2017 is the Hyatt House, Gaithersburg, MD, which was sold on February 16, 2018. The table below shows the balances for the properties that were classified as assets held for sale as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Land	$4,283	$2,911
Buildings and Improvements	16,465	20,168
Furniture, Fixtures and Equipment	2,754	4,340
	23,502	27,419

Less: Accumulated Depreciation & Amortization	(9,003)	(11,432)

Assets Held for Sale	$14,499	$15,987

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three and nine months ended September 30, 2018 and 2017 are presented as if the hotels acquired by the Company in 2018 and 2017 had been acquired as of January 1, 2018 and 2017, respectively. The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2018 and 2017, nor do they purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pro Forma Total Revenues	$127,876	132,176	$363,950	$401,536

Pro Forma Net Income	2,987	3,665	6,023	120,366
(Income) Loss Allocated to Noncontrolling Interest	(178)	65	1,600	(6,237)
Preferred Distributions	(6,044)	(6,040)	(18,131)	(18,124)
Pro Forma Income (Loss) Applicable to Common Shareholders	$(3,235)	$(2,310)	$(10,508)	$96,005

Pro Forma Income (Loss) Applicable to Common Shareholders per Common Share
Basic	$(0.09)	$(0.06)	$(0.28)	$2.30
Diluted	$(0.09)	$(0.06)	$(0.28)	$2.27

Weighted Average Common Shares Outstanding
Basic	39,321,062	41,721,425	39,400,237	41,725,159
Diluted	39,321,062	41,721,425	39,400,237	42,225,238

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2018 and December 31, 2017, our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	September 30, 2018	December 31, 2017

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	$1,156	$1,407
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	2,331	2,162
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50.0%	1,000	—
			$4,487	$3,569

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

On February 6, 2018, Cindat Hersha Owner JV, LLC repaid in full outstanding mortgage debt from an existing senior loan and mezzanine loan, and simultaneously entered into a new senior loan agreement with new lenders. A portion of the net cash proceeds from the refinance was used to distribute $47,738 to the Company to fully redeem our recorded preferred equity interest in the venture. While this transaction fully redeemed our preferred equity interest in the venture, the Company continues to hold a common equity investment in this joint venture which has a balance of $0 at September 30, 2018.
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
On September 27, 2018, we entered into a joint venture agreement with JHM SB Three Member, LLC which will own a Home2 Suites located in South Boston, MA. Each partner will have a 50% interest of this asset, which is currently under development and is expected to open in 2020. At the onset of the agreement, each partner contributed $1,000 and any additional contributions will be made equally by each party until construction financing is secured.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Income/Loss Allocation

Effective January 1, 2018, the Cindat Hersha Owner JV, LLC cash available for distribution will be distributed to (1) Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 9.5%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest. Any cash available for distribution remaining will be split 31.2% to us and 68.8% to Cindat. Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of September 30, 2018, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture. This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

For SB Partners, LLC, Hiren Boston, LLC, and SB Partners Three, LLC, income or loss is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. This results in an income allocation consistent with our percentage of ownership interests.

Any difference between the carrying amount of any of our investments noted above and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets.

Income (loss) recognized during the three and nine months ended September 30, 2018 and 2017, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
SB Partners, LLC	$163	$216	$250	$451
Hiren Boston, LLC	419	323	668	630
Cindat Hersha Owner JV, LLC	—	—	—	(3,717)
SB Partners Three, LLC	—	—	—	—
Income (Loss) from Unconsolidated Joint Venture Investments	$582	$539	$918	$(2,636)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017.

Balance Sheets

	September 30, 2018	December 31, 2017
Assets
Investment in Hotel Properties, Net	$570,210	$568,724
Other Assets	30,008	46,158
Total Assets	$600,218	$614,882

Liabilities and Equity
Mortgages and Notes Payable	$416,802	$359,121
Other Liabilities	8,567	7,901
Equity:
Hersha Hospitality Trust	18,916	88,936
Joint Venture Partner(s)	155,330	159,182
Accumulated Other Comprehensive Income (Loss)	603	(258)
Total Equity	174,849	247,860

Total Liabilities and Equity	$600,218	$614,882

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Room Revenue	$26,579	$25,837	$69,993	$66,845
Other Revenue	607	499	1,571	1,453
Operating Expenses	(12,205)	(11,632)	(33,933)	(31,988)
Lease Expense	(164)	(164)	(493)	(504)
Property Taxes and Insurance	(3,022)	(2,948)	(8,838)	(8,444)
General and Administrative	(1,359)	(1,428)	(3,961)	(3,956)
Depreciation and Amortization	(3,436)	(3,152)	(9,804)	(9,157)
Interest Expense	(6,713)	(5,375)	(18,776)	(15,473)
Loss on Debt Extinguishment	—	—	(7,284)	—
Net Income (Loss)	$287	$1,637	$(11,525)	$(1,224)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Our share of equity recorded on the joint ventures' financial statements	$18,916	$88,936
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(14,429)	(85,367)
Investment in Unconsolidated Joint Ventures	$4,487	$3,569

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS

Other Assets

Other Assets consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Derivative Asset	$8,671	$4,282
Deferred Financing Costs	1,974	2,360
Prepaid Expenses	9,766	10,580
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	3,521	3,948
Deposits with Unaffiliated Third Parties	2,911	2,361
Deferred Tax Asset, Net of Valuation Allowance of $497	10,053	10,934
Property Insurance Receivable	1,609	10,023
Other	4,480	3,877
	$44,533	$49,913

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

Deferred Tax Asset – We have approximately $10,053 of net deferred tax assets as of September 30, 2018. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $10,053 of net deferred tax assets in the future.

Property Insurance Receivable – This category represents the amount due from our insurance companies for property loss and business interruption claims as a result of Hurricane Irma. Subsequent to September 30, 2018, the Company received insurance proceeds that fully satisfied the balance of the property insurance receivable at September 30, 2018.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT

Mortgages

Mortgages payable at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Mortgage Indebtedness	$335,271	$308,508
Net Unamortized Premium	1,427	1,802
Net Unamortized Deferred Financing Costs	(2,299)	(2,627)
Mortgages Payable	$334,399	$307,683

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 4.26% to 6.30% as of September 30, 2018. Aggregate interest expense incurred under the mortgage loans payable totaled $4,044 and $3,172, and $11,350 and $9,202 during the three and nine months ended September 30, 2018 and 2017, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of September 30, 2018.

As of September 30, 2018, the maturity dates for the outstanding mortgage loans ranged from June 2019 to September 2025.

Unsecured Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets two business days prior to each quarterly payment. The face value of the notes payable is offset by $877 and $917 as of September 30, 2018 and December 31, 2017, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 5.46% and 4.36%, and 5.11% and 4.17% during the three and nine months ended September 30, 2018 and 2017, respectively. Interest expense on Unsecured Notes Payable in the amount of $704 and $562, and $1,992 and $1,614 was recorded for the three and nine months ended September 30, 2018 and 2017, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

Credit Facilities

We maintain three unsecured credit agreements which aggregate to $950,900 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. Our credit facility provides for a $457,000 senior unsecured credit facility (“Credit Facility”). The Credit Facility consists of a $250,000 senior unsecured revolving line of credit (“Line of Credit”) and a $207,000 senior unsecured term loan ("First Term Loan"). The Credit Facility expires on August 1, 2022, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one- year period. The Credit Facility is also expandable to $857,000 at our request, subject to the satisfaction of certain conditions.

We maintain another credit agreement which provides for a $300,000 senior unsecured term loan agreement (“Second Term Loan”) and expires on August 10, 2020.

A separate credit agreement provides for a $193,900 senior unsecured term loan agreement (“Third Term Loan”) and expires on August 2, 2021.

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of September 30, 2018, the following hotel properties were borrowing base assets:

- Courtyard, Brookline, MA	- Mystic Marriott Hotel & Spa, Groton, CT
- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Washington, DC
- Envoy Hotel, Boston, MA	- Ritz Carlton, Washington, DC
- The Boxer, Boston, MA	- Hilton Garden Inn, M Street, Washington, DC
- Hampton Inn, Seaport, NY	- Residence Inn, Coconut Grove, FL
- The Duane Street Hotel, NY	- The Winter Haven, Miami, FL
- NU Hotel, Brooklyn, NY	- The Blue Moon, Miami, FL
- Holiday Inn Express, 29th Street, NY	- The Cadillac Hotel and Beach Club, Miami, FL
- The Gate JFK Airport, New York, NY	- The Parrot Key Hotel & Resort, Key West, FL
- Hilton Garden Inn, JFK Airport, New York, NY	- TownePlace Suites, Sunnyvale, CA
- Hyatt House White Plains, NY	- The Ambrose Hotel, Santa Monica, CA
- Sheraton, Wilmington South, DE	- Courtyard, San Diego, CA
- Hampton Inn, Philadelphia, PA	- The Pan Pacific Hotel, Seattle, WA
- The Rittenhouse, Philadelphia, PA	- Residence Inn, Tyson's Corner, VA
- The Westin, Philadelphia, PA

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	September 30, 2018	December 31, 2017
Line of Credit	1.50% to 2.25%	$26,000	$16,100
Unsecured Term Loan:
First Term Loan	1.45% to 2.20%	$207,000	$225,000
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		(2,886)	(3,451)
Total Unsecured Term Loan		$698,014	$715,449

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

The Company is in compliance with all of the covenants as of September 30, 2018.

The Company recorded interest expense of $8,061 and $6,572, and $22,834 and $17,793 related to borrowings drawn on the Credit Facility and Term Loans for the three and nine months ended September 30, 2018 and 2017, respectively. The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Facility and Term Loans was 3.91% and 3.61%, and 3.77% and 3.35% for the three and nine months ended September 30, 2018 and 2017, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and nine months ended September 30, 2018 and 2017, we capitalized $271 and $0, and $575 and $0 of interest expense to ongoing capital improvement projects, respectively.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three and nine months ended September 30, 2018 and 2017 was $446 and $442, and $1,318 and $1,703, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

New Debt/Refinance

On January 31, 2018, we refinanced the outstanding mortgage debt with an original principal balance of $25,000 secured by the Capitol Hill Hotel, Washington, D.C. The loan was due to mature on January 31, 2018, but will now mature on January 31, 2021.

On April 13, 2018, we entered into a mortgage debt with a principal balance of $28,000 secured by the Annapolis Waterfront Hotel, Annapolis, MD. The loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 2.65% and matures in April 2024. Concurrently, we entered into an interest rate cap which effectively caps LIBOR at 3.35%, limiting the interest rate to not exceed 6.00% per annum until May 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2018 and 2017, base management fees incurred from HHMLP totaled $3,593, and $3,650, and $9,739 and $10,208, respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2018 and 2017, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2018 and 2017 were $6,156 and $6,385, and $17,151 and $17,937, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2018 and 2017, the Company incurred accounting fees of $317 and $326, and $924 and $998, respectively. For the three and nine months ended September 30, 2018 and 2017, the Company incurred information technology fees of $103 and $107, and $299 and $329, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2018 and 2017, we incurred fees of $1,461 and $140, and $2,385 and $781, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
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

Hotel Supplies

For the three and nine months ended September 30, 2018 and 2017, we incurred charges for hotel supplies of $164 and $45, and $294 and $126, respectively. For the three and nine months ended September 30, 2018 and 2017, we incurred charges for capital expenditure purchases of $529 and $651, and $1,487 and $1,512, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $2 and $6 is included in accounts payable at September 30, 2018 and December 31, 2017, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2018 and December 31, 2017 was approximately $5,131 and $5,322, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of September 30, 2018 and December 31, 2017 was $0.

Hotel Ground Rent

For the three and nine months ended September 30, 2018 and 2017, we incurred $1,328 and $892, and $3,605 and $2,593, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
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

As of September 30, 2018, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of September 30, 2018 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of September 30, 2018 and December 31, 2017.

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Notional Amount	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	September 30, 2018	December 31, 2017

Term Loan Instruments:
Unsecured Credit Facility	$150,000	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	$2,426	$2,362
Unsecured Credit Facility (1)	50,000	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	October 3, 2019	461	187
Unsecured Credit Facility (2)	300,000	Swap	1.866%	1-Month LIBOR + 2.25%	August 10, 2017	August 10, 2020	4,306	1,100

Mortgages:
Hyatt, Union Square, New York, NY	55,750	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	3	3
Hilton Garden Inn 52nd Street, New York, NY	44,325	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	691	340
Courtyard, LA Westside, Culver City, CA	35,000	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	708	290
Annapolis Waterfront Hotel, MD	28,000	Cap	3.350%	1-Month LIBOR + 2.65%	May 1, 2018	May 1, 2021	76	—

							$8,671	$4,282

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of swaps and our interest rate caps with a positive balance is included in other assets at September 30, 2018 and December 31, 2017. The fair value of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at September 30, 2018 and December 31, 2017.

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $101 and and a gain of $467 for the three months ended September 30, 2018 and 2017, respectively, and a gain of $4,441 and a loss of $772 for the nine months ended September 30, 2018 and 2017, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $813 and $144, and $1,832 and $424, of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three and nine months ended September 30, 2018 and 2017, respectively. For the next twelve months ending September 30, 2019, we estimate that an additional $5,518 will be reclassified as an increase to interest expense.

Fair Value of Debt

We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2018, the carrying value and estimated fair value of our debt were $1,109,084 and $1,100,070 respectively. As of December 31, 2017, the carrying value and estimated fair value of our debt were $1,093,013 and $1,073,190, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
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

On March 8, 2018, the Compensation Committee approved the 2018 Annual Long Term Equity Incentive Program (“2018 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan. These awards are earned under the 2018 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas. In addition, the Compensation Committee provided the option to the executive officers to elect shares in lieu of cash payment under the 2018 annual cash incentive program (“2018 ACIP”). The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of September 30, 2018,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2018 Annual EIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested LTIP Units issued to executives:

					Units Vested		Unearned Compensation
Issuance Date	Weighted Average Share Price	LTIP Units Issued	Vesting Period	Vesting Schedule	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
March 28, 2018
(2017 Annual EIP) (2017 ACIP)	$17.91	564,434	3 years	25%/year (1)(2)	72,106	—	$3,685	$—
March 28, 2017
(2016 Annual EIP)	18.53	122,727	3 years	25%/year (1)	61,362	137,544	241	510
March 30, 2016
(2015 Annual EIP)	21.11	183,396	3 years	25%/year (1)	137,544	128,832	64	258
		870,557			271,012	266,376	$3,990	$768

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

Stock based compensation expense related to the Annual Long Term Equity Incentive Programs and 2017 ACIP of $1,390 and $938, and $4,006 and $3,044 was incurred during the three and nine months ended September 30, 2018 and 2017, respectively. Unearned compensation related to the Annual Long Term Equity Incentive Programs as of September 30, 2018 and December 31, 2017 was $3,990 and $768, respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 8, 2018, the Compensation Committee approved the 2018 Multi-Year Long Term Equity Incentive Program ("2018 Multi-Year EIP"). This program has a three-year performance period which commenced on January 1, 2018 and ends December 31, 2020. As of September 30, 2018, no shares or LTIP Units have been issued to the executive officers in settlement of 2018 Multi-Year EIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

					Units Vested		Unearned Compensation
Compensation Committee Approval Date	Weighted Average Share Price	LTIP Units Issued	LTIP Issuance Date	Performance Period	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
March 8, 2018
(2018 Multi-Year EIP)	$11.06	—	N/A	1/1/2018 to 12/31/2020	—	—	$1,415	$—
March 10, 2017
(2017 Multi-Year EIP)	9.25	—	N/A	1/1/2017 to 12/31/2019	—	—	673	898
March 17, 2016
(2016 Multi-Year EIP)	11.25	—	N/A	1/1/2016 to 12/31/2018	—	—	370	592
March 18, 2015
(2015 Multi-Year EIP)	10.06	24,672	N/A	1/1/2015 to 12/31/2017	12,335	—	79	198
		24,672			12,335	—	$2,537	$1,688

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

Stock based compensation expense of $337 and $309, and $1,225 and $1,289 was recorded for the three and nine months ended September 30, 2018 and 2017, respectively, for the Multi-Year Long Term Equity Incentive Programs. Unearned compensation related to the multi-year program as of September 30, 2018 and December 31, 2017, respectively, was $2,537, and $1,688.

Restricted Share Awards

In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of $224 and $187, and $622 and $473 was incurred during the three and nine months ended September 30, 2018 and 2017, respectively. Unearned compensation related to the restricted share awards as of September 30, 2018 and December 31, 2017 was $901 and $648, respectively. The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan and prior equity incentive plans:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Range of Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
2018	41,451	17.91-22.65	1-4 years	25-100% /year	3,189	—	$638	$—
2017	42,071	18.47-18.53	2 years	50% /year	24,287	885	240	515
2016	29,294	18.02-21.11	2 years	50% /year	29,294	18,160	—	84
2015	15,703	28.09	2-4 years	25-50% /year	14,469	20,815	23	49
Total	128,519				71,239	39,860	$901	$648

Trustees

Board Fee Compensation

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received. On December 29, 2017, we issued 11,587 shares which do not fully vest until December 31, 2018. Compensation expense incurred for the three and nine months ended September 30, 2018 and 2017 was $50 and $23, and $151 and $71, respectively. The following table is a summary of all unvested share awards issued to trustees in lieu of board fee compensation:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2018	December 31, 2017
December 29, 2017	11,587	$17.40	12 months	100%	$51	$202

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three and nine months ended September 30, 2018 and 2017 was $26 and $20, and $78 and $58, respectively. Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $167 and $247 as of September 30, 2018 and December 31, 2017, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Weighted Average Share Price	Shares Issued	Vesting Period	Vesting Schedule	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
December 29, 2017	$17.40	9,000	3 years	33% /year	—	—	$118	$157
December 30, 2016	21.50	5,000	3 years	33% /year	1,670	1,670	45	72
March 30, 2016	21.11	2,500	3 years	33% /year	1,670	1,670	4	18
					3,340	3,340	$167	$247

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Share Awards

Compensation expense related to share awards issued to the Company’s trustees of $420 and $322 was incurred during the three and nine months ended September 30, 2018 and 2017, respectively, and is recorded in general and administrative expense on the consolidated statements of operations. Share grants issued to the Company’s trustees are immediately vested. On June 5, 2018, an aggregate of 19,752 shares were issued to the Company’s trustees at a price per share on the date of grant of $21.24.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares. The Company recorded stock based compensation expense of $41 and $35, and $295 and $211 for the three and nine months ended September 30, 2018 and 2017, respectively. Unearned compensation related to the restricted share awards as of September 30, 2018 and December 31, 2017 was $126 and $135, respectively. The following table is a summary of all unvested share awards issued to non-employees under the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
March 28, 2018	14,550	$17.91	2 years	50% /year	7,499	—	$126	$—
March 30, 2017	14,925	$18.53	2 years	50% /year	14,925	7,625	—	135
Total	29,475				22,424	7,625	$126	$135

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NUMERATOR:
Basic and Diluted*
Net Income	$2,987	$3,263	$5,676	$114,006
(Income) Loss allocated to Noncontrolling Interests	(178)	90	1,626	(5,849)
Distributions to Preferred Shareholders	(6,044)	(6,040)	(18,131)	(18,124)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(196)	(90)	(589)	(286)
Net (Loss) Income applicable to Common Shareholders	$(3,431)	$(2,777)	$(11,418)	$89,747

DENOMINATOR:
Weighted average number of common shares - basic	39,321,062	41,721,425	39,400,237	41,725,159
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—	—	195,645
Contingently Issued Shares and Units	—	—	—	304,434
Weighted average number of common shares - diluted	39,321,062	41,721,425	39,400,237	42,225,238

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2018 and 2017 totaled $36,118 and $29,770 respectively. Cash paid for income taxes during the nine months ended September 30, 2018 and 2017 totaled $1,336 and $757, respectively. The following non-cash investing and financing activities occurred during the nine months ended September 30, 2018 and 2017:

	2018	2017
Common Shares issued as part of the Dividend Reinvestment Plan	$57	$63
Acquisition of hotel properties:
Assets acquired through joint venture assignment and assumption	—	49,999
Debt assumed, including premium	—	44,483
Deposit paid in prior period towards acquisition which closed in current period	1,000	—
Conversion of note payable and accrued interest to non-controlling interest	3,386	—
Conversion of Common Units to Common Shares	1,173	392
Issuance of share based payments	13,312	9,213
Accrued payables for capital expenditures placed into service	1,508	1,378
Cumulative Effect on Equity from the Adoption of ASC Subtopic 610-20	129,021	—
Adjustment to Record Noncontrolling Interest at Redemption Value	2,358	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017:

	2018	2017
Cash and cash equivalents	$37,727	$57,529
Escrowed cash	9,285	8,504
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$47,012	$66,033

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

BACKGROUND

As of September 30, 2018, we owned interests in 49 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 39 wholly-owned hotels and interests in 9 hotels owned through unconsolidated joint ventures and 1 hotel owned through a consolidated joint venture. We also entered into a joint venture during the third quarter of 2018 that will be constructing a new hotel adjacent to an existing hotel partially owned by us through a seperate joint venture interest. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2018, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

We expect continued stability and improvement in consumer and commercial spending and lodging demand in many of our markets during 2018. Since September 2017 we have experienced business interruption at our hotels located in South Florida due to Hurricane Irma. The Courtyard Cadillac Hotel resumed operations on August 23, 2018 as the Cadillac Hotel and Beach Club, an Autograph Collection hotel. The Parrot Key Hotel and Resort remained out of service through September 30, 2018 for repairs and renovations with the expectation that the property will resume operations during the fourth quarter of 2018. As a result of Hurricane Irma we recorded an impairment loss of $4.3 million, for the year ended December 31, 2017, which represented our estimate of property damage and remediation costs incurred up to our insurance policy deductibles. We have recorded no further impairment charges during the first nine months of 2018. For the nine months ended September 30, 2018 we recorded a gain from insurance proceeds received in excess of losses of $11.1 million.   We continue to evaluate the financial impact of Hurricane Irma and our ability to recover, through our insurance policies, losses due to interruption of business or damage to property. While we are pursuing the maximum recovery of insurance proceeds under our policies, there are no guarantees that all or a portion of our submitted claims will be paid by our insurers.

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

SUMMARY OF OPERATING RESULTS

The table below outlines operating results for the Company’s portfolio of hotels consolidated within our financial statements for the three and nine months ended September 30, 2018 and 2017.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part during the periods being presented, and is deemed fully operational. Based on this definition, for the three and nine months ended September 30, 2018 and 2017, there are 38 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 for our comparable hotels.

For the comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017, comparable hotel operating results contain results from our consolidated hotels owned as of September 30, 2018, excluding: (1) the Courtyard Cadillac Hotel, Miami, FL and the Parrot Key Hotel and Resort because both hotels have not been operating while the damage from Hurricane Irma is repaired; and (2) the results of all hotels sold since December 31, 2016. The comparison of the nine months ended September 30, 2018 to September 30, 2017 includes results as reported by the prior owners for the following hotels acquired since December 31, 2016:

•	The Ritz-Carlton – Coconut Grove, FL (acquired 2/1/2017)

•	The Pan Pacific Hotel – Seattle, WA (acquired 2/21/2017)

•	The Westin – Philadelphia, PA (acquired 6/29/2017)

•	The Annapolis Waterfront Hotel - Annapolis, MD (acquired March 28, 2018)

The comparison for the three months ended September 30, 2018 to the three months ended September 30, 2017 includes results as reported by the prior owners for the following hotels acquired since June 30, 2017:

•	The Annapolis Waterfront Hotel - Annapolis, MD (acquired March 28, 2018)

COMPARABLE CONSOLIDATED HOTELS:
(includes 38 hotels in both periods)

	Three Months Ended			Nine Months Ended,
	September 30,			September 30,
	2018	2017	Variance	2018	2017	Variance
	($'s in 000's except ADR and RevPAR)
Occupancy	85.9%	86.4%	-53 bps	81.9%	83.1%	-119 bps
Average Daily Rate (ADR)	$226.35	$221.40	2.2%	$226.44	$220.41	2.7%
Revenue Per Available Room (RevPAR)	$194.36	$191.28	1.6%	$185.45	$183.12	1.3%

Room Revenues	$103,373	$101,846	1.5%	$391,604	$386,391	1.4%
Total Revenues	$126,643	$122,827	3.1%	$484,627	$474,014	2.2%

For the three and nine months ended September 30, 2018 we experienced negative trends on a comparative basis for occupancy in order to drive rate growth resulting in RevPAR growth of 1.6% and 1.3%, respectively. For the three months ended September 30, 2018, our hotels in Philadelphia, Boston, New York City, and the West Coast contributed to our overall RevPAR growth by earning RevPAR growth of 10.2%, 5.0%, 2.0%, and 2.8%, respectivley. For the nine months ended September 30, 2018, our hotels in Philadelphia, Boston, New York City, the West Coast, and Florida posted RevPAR growth of 2.6%, 3.3%, 5.0%, 4.0%, and 7.1%, respectively.

The table below outlines operating results for the Company’s portfolio of hotels we own through interests in unconsolidated joint ventures for the three and nine months ended September 30, 2018 and 2017.

We define a comparable unconsolidated joint venture hotel as one that is currently owned by our unconsolidated joint ventures in whole or in part for the entirety of the periods being presented, and is deemed fully operational. Based on this definition, for the three and nine months ended September 30, 2018 and 2017, there are 9 comparable unconsolidated joint venture hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to the joint venture’s ownership of hotels purchased during the comparable period for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 for our comparable hotels.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
(includes 9 hotels in both periods)

	Three Months Ended			Nine Months Ended,
	September 30,			September 30,
	2018	2017	Variance	2018	2017	Variance
	($'s in 000's except ADR and RevPAR)
Occupancy	94.1%	95.1%	-95 bps	92.6%	90.5%	211 bps
Average Daily Rate (ADR)	$215.47	$215.79	(0.2)%	$206.99	$206.21	0.4%
Revenue Per Available Room (RevPAR)	$202.81	$205.14	(1.1)%	$191.69	$186.63	2.7%

Room Revenues	$26,579	$25,837	2.9%	$97,615	$93,254	4.7%
Total Revenues	$27,185	$26,337	3.2%	$99,752	$95,219	4.8%

While occupancy decreased 95 basis points for the three months ended September 30, 2018 compared to the same period in 2017, the occupancy for the nine months ended September 30, 2018 increased by 211 basis points. This increase can be attributed to growth at both Cindat and our South Boston joint ventures, which both experienced occupancy growth over 200 basis points. The properties within our unconsolidated joint ventures, on a comparable basis, generated -1.1% and 2.7% growth in RevPAR for the three and nine months ended September 30, 2018, respectively. The largest driver of this RevPAR performance is the performance of the hotel properties located in New York City within the Cindat joint venture, which had RevPAR growth of -0.4% and 3.8% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2018 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended September 30, 2018 and 2017. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $1,781 or 1.4%, to $127,729 for the three months ended September 30, 2018 compared to $129,510 for the same period in 2017. This decrease in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the three months ended September 30, 2017		$129,510
Incremental Revenue Additions from Acquisitions (7/1/2017 - 9/30/2018):
The Annapolis Waterfront Hotel - Annapolis, MD	3,344
Total Incremental Revenue from Acquisitions		3,344
Revenue Reductions from Dispositions (7/1/2017 - 9/30/2018):
Holiday Inn Express - Chester, NY	(832)
Hyatt House - Gaithersburg, MD	(1,199)
Hampton inn - Pearl Street, New York, NY	(1,544)
Total Incremental Revenue Reductions from Dispositions		(3,575)
Change in Hotel Operating Revenue for Remaining Hotels		(1,550)
Hotel Operating Revenue for the three months ended September 30, 2018		$127,729

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $1,550 decrease in hotel operating revenue. This decrease is attributable to the Courtyard Cadillac Hotel and Parrot Key Hotel and Resort being closed for repairs during the third quarter of 2018 due to damage from Hurricane Irma. Collectively, $5,050 of the decrease is the result of these two hotels being out of operation during the third quarter 2018. The remaining same store hotels contributed a net increase in revenue for the third quarter of 2018 of approximately $3,500 when compared to the same period in 2017.

Expenses

Total hotel operating expensed increased 0.8% to approximately $76,295 for the three months ended September 30, 2018 from $76,917 for the three months ended September 30, 2017. The increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the three months ended September 30, 2017		$76,917
Incremental Expense Additions from Acquisitions (7/1/2017 - 9/30/2018):
The Annapolis Waterfront Hotel - Annapolis, MD	1,576
Total Incremental Expenses from Acquisitions		1,576
Expense Reductions from Dispositions (7/1/2017 - 9/30/2018):
Hyatt House - Scottsdale, AZ	(22)
Hyatt House - Pleasant Hill, CA	(27)
Hyatt House - Pleasanton, CA	(2)
Holiday Inn Express - Chester, NY	(505)
Hyatt House - Gaithersburg, MD	(870)
Hampton inn - Pearl Street, New York, NY	(838)
Total Incremental Expense Reductions from Dispositions		(2,264)
Change in Hotel Operating Expenses for Remaining Hotels		66
Hotel Operating Expenses for the three months ended September 30, 2018		$76,295

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $66 increase in hotel operating expenses. The Courtyard Cadillac Hotel and Parrot Key Hotel and Resort were closed for repairs for the entirety or in part during the third quarter of 2018 due to damage from Hurricane Irma and the conversion of the Courtyard Cadillac Hotel to an Autograph Collection hotel causing a decrease in hotel operating expenses related to these two properties of $1,085, collectively. The remaining same store hotels contributed a net increase in expense for the third quarter of 2018 of approximately $1,151 when compared to the same period in 2017.

Depreciation and amortization increased by 5.1%, or $1,106, to $22,764 for the three months ended September 30, 2018 from $21,658 for the three months ended September 30, 2017. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired partially offset by properties sold. Real estate and personal property tax and property insurance increased $513, or 6.1%, for the three months ended September 30, 2018 when compared to the same period in 2017. Increases from properties acquired since October 1, 2017 added $162 in expense and properties sold since July 1, 2017 resulted in a decrease of $299 in real estate and property insurance for the three months ended September 30, 2018. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense increased by 18.7%, or approximately $922, from $4,919 in the three months ended September 30, 2017 to $5,841 for the same period in 2018. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Executives elected 100% of their annual cash incentive payments, if earned, in shares or LTIP Units. As a result expenses related to share based compensation increased $556 when comparing the three months ended September 30, 2018 to the same period in 2017. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Prior to January 1, 2018, acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Based on the updated accounting literature that defines purchases of businesses versus the purchase of assets, the majority of our acquisitions subsequent to 2017 will be viewed as the purchase of assets, which will result in the acquisition costs related to asset purchases being included in the purchase price of the asset. As a result, the only expenses that will be recorded in this line item going forward will generally be related to any terminated deal costs. Acquisition and terminated transaction costs for the three months ended September 30, 2018 totaled $8.

Gain on Insurance Settlement

During the three months ended September 30, 2018, the Company recorded insurance recoveries in excess of property losses in the amount of $4,778, while we recognized losses in excess of recoveries of $3,812 during the comparable period in 2017. During the third quarter 2018, the Company received a total of $3,959 in insurance proceeds and recorded a receivable related to insurance proceeds received on October 1, 2018, which were offset by a total of $784 in additional remediation expenses.

Operating Income

Operating income for the three months ended September 30, 2018 was $17,486 compared to operating income of $12,675 during the same period in 2017. Operating income was positively impacted by gains on insurance recoveries and decreased hotel operating expenses. This positive impact was partially offset by decreased hotel operating revenues and increased costs in areas such as hotel ground rent, real estate taxes, and depreciation and amortization.

Interest Expense

Interest expense increased $1,266 from $11,141 for the three months ended September 30, 2017 to $12,407 for the three months ended September 30, 2018. The balance of our borrowings, excluding discounts and deferred costs, have increased by $28,193 in total between September 30, 2017 and September 30, 2018, as we drew $26,000, net on our line of credit and had a net increase in mortgages payable of $26,293, which was partially offset by a net reduction in our unsecured term loan of $24,100. The primary driver of our increased interest expense is due to the net increase in the balance on our credit facility, which contributed $593 to interest expense when comparing the three months ended September 30, 2018 to the corresponding period in 2017. The remaining increase in interest expense for the three months ended September 30, 2018 is due to increasing interest rates on our existing variable rate mortgages and the interest expense on our new mortgage debt on the Annapolis Waterfront Hotel.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $43 from income of $539 for the three months ended September 30, 2017 compared to income of $582 during the same period in 2018. The change in net income for the three months ended September 30, 2018 is directly attributable to the results of operations of our two South Boston joint ventures.

Income Tax Expense

During the three months ended September 30, 2018, the Company recorded an income tax expense of $2,685 compared to an income tax benefit of $1,325 for the three months ended September 30, 2017. The amount of income tax expense that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net (Loss) Income Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended September 30, 2018 was a loss of $3,235 compared to a loss of $2,687 during the same period in 2017, resulting in a increase of $548. This increase was primarily related to the increased operating income as discussed above partially offset by increased interest expense and income tax expense for the period.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2018 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the nine months ended September 30, 2018 and 2017. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $13,472 or 3.6%, to $361,006 for the nine months ended September 30, 2018 compared to $374,478 for the same period in 2017. This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the nine months ended September 30, 2017		$374,478
Incremental Revenue Additions from Acquisitions (1/1/2017 - 9/30/2018):
The Ritz-Carlton - Coconut Grove, FL	2,118
The Pan Pacific Hotel - Seattle, WA	2,353
The Westin - Philadelphia, PA	15,444
The Annapolis Waterfront Hotel - Annapolis, MD	6,865
Total Incremental Revenue from Acquisitions		26,780
Revenue Reductions from Dispositions (1/1/2017 - 9/30/2018):
Residence Inn - Greenbelt, MD	(35)
Courtyard - Alexandria, VA	(17)
Hyatt House - Scottsdale, AZ	(4,346)
Hyatt House - Pleasant Hill, CA	(3,511)
Hyatt House - Pleasanton, CA	(3,740)
Holiday Inn Express - Chester, NY	(2,069)
Hyatt House - Gaithersburg, MD	(3,481)
Hampton Inn - Pearl Street, New York, NY	(3,497)
Total Incremental Revenue Reductions from Dispositions		(20,696)
Change in Hotel Operating Revenue for Remaining Hotels		(19,556)
Hotel Operating Revenue for the nine months ended September 30, 2018		$361,006

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $19,556 decrease in hotel operating revenue. The majority of this decrease is attributable to the Courtyard Cadillac Hotel and Parrot Key Hotel and Resort being closed for repairs during all or a majority of the first nine months of 2018 due to damage from Hurricane Irma. Collectively, $24,619 of the decrease is the result of these two hotels being out of operation during the nine months ended September 30, 2018. The remaining same store hotels contributed a net increase in revenue for the first nine months of 2018 of approximately $5,063 when compared to the same period in 2017.

Expenses

Total hotel operating expenses decreased 0.4% to approximately $219,736 for the nine months ended September 30, 2018 from $220,706 for the nine months ended September 30, 2017. The decrease in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the nine months ended September 30, 2017		$220,706
Incremental Expense Additions from Acquisitions (1/1/2017 - 9/30/2018):
The Ritz-Carlton - Coconut Grove, FL	1,140
The Pan Pacific Hotel - Seattle, WA	1,484
The Westin - Philadelphia, PA	8,949
The Annapolis Waterfront Hotel - Annapolis, MD	3,200
Total Incremental Expenses from Acquisitions		14,773
Expense Reductions from Dispositions (1/1/2017 - 9/30/2018):
Residence Inn - Greenbelt, MD	(21)
Courtyard - Alexandria, VA	(48)
Hyatt House - Scottsdale, AZ	(2,083)
Hyatt House - Pleasant Hill, CA	(1,807)
Hyatt House - Pleasanton, CA	(1,856)
Holiday Inn Express - Chester, NY	(1,414)
Hyatt House - Gaithersburg, MD	(2,532)
Hampton Inn - Pearl Street, New York, NY	(1,764)
Total Incremental Expense Reductions from Dispositions		(11,525)
Change in Hotel Operating Expenses for Remaining Hotels		(4,218)
Hotel Operating Expenses for the nine months ended September 30, 2018		$219,736

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $4,218 decrease in hotel operating expenses. The decrease is attributable to the Courtyard Cadillac Hotel and Parrot Key Hotel and Resort being closed for repairs during all or a majority of the first nine months of 2018 due to damage from Hurricane Irma. Collectively, $8,975 of the decrease is the result of these two hotels being out of operation during the nine months ended September 30, 2018. The remaining same store hotels contributed a net increase in expense for the first nine months of 2018 of approximately $4,757 when compared to the same period in 2017.

Depreciation and amortization increased by 8.4%, or $5,130, to $66,364 for the nine months ended September 30, 2018 from $61,234 for the nine months ended September 30, 2017. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired offset by properties sold. Real estate and personal property tax and property insurance increased $1,240, or 5.1%, for the nine months ended September 30, 2018 when compared to the same period in 2017 with no single market causing the overall increase. Increases from properties acquired since January 1, 2017 added $979 in expense and properties sold since July 1, 2017 resulted in a decrease of $1,209 in real estate and property insurance for the nine months ended September 30, 2018. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense increased by 14.7%, or approximately $2,373, from $16,142 in the nine months ended September 30, 2017 to $18,515 for the same period in 2018. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Executives elected 100% of their annual cash incentive payments, if earned, in shares or LTIP Units. As a result expenses related to share based compensation increased $1,329 when comparing the nine months ended September 30, 2018 to the same period in 2017. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Prior to January 1, 2018, acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Based on the updated accounting literature that defines purchases of businesses versus the purchase of assets, the majority of our acquisitions subsequent to 2017 will be viewed as the purchase of assets, which will result in the acquisition costs related to asset purchases being included in the purchase price of the asset. As a result, the only expenses that will be recorded in this line item going forward will generally be related to any terminated deal costs. Acquisition and terminated transaction costs for the nine months ended September 30, 2018 totaled $10.

Gain on Insurance Settlement

During the nine months ended September 30, 2018, the Company recorded insurance recoveries in excess of property losses in the amount of $11,141, while we recognized losses in excess of recoveries of $3,812 during the comparable period in 2017. During the first nine months of 2018, the Company received a total of $22,238 in insurance proceeds and recorded a receivable related to insurance proceeds received on October 1, 2018, which was offset by a total of $11,097 in funds applied to previously recorded insurance receivables and additional remediation expenses and expenses due to franchisors based on the business interruption settlements.

Operating Income

Operating income for the nine months ended September 30, 2018 was $38,885 compared to operating income of $44,870 during the same period in 2017, resulting in a decrease of $5,985. Operating income was negatively impacted by decreased hotel operating revenues and increased costs in areas such as real estate and personal property taxes, property insurance, and depreciation and amortization. Partially offsetting the negative results were a $11,141 gain on insurance settlement and decreased acquisition and terminated transaction costs.

Interest Expense

Interest expense increased $4,078 from $31,580 for the nine months ended September 30, 2017 to $35,658 for the six months ended September 30, 2018. The balance of our borrowings, excluding discounts and deferred costs, have increased by $28,193 in total between September 30, 2017 and September 30, 2018, as we drew $26,000, net on our line of credit and had a net increase in mortgages payable of $26,293 which were partially offset by a net reduction in our unsecured term loan of $24,100. The primary driver of our increased interest expense is due to the net increase in the balance on our credit facility, which contributed $2,493 to interest expense when comparing the nine months ended September 30, 2018 to the corresponding period in 2017.  The remaining increase in interest expense for the nine months ended September 30, 2018 is due to increasing interest rates on our existing variable rate mortgages and the interest expense on our new mortgage debt on the Annapolis Waterfront Hotel.

Unconsolidated Joint Venture Investments

The income (loss) from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $12,685 from income of $13,603 for the nine months ended September 30, 2017 compared to income of $918 during the same period in 2018. During the nine months ended September 30, 2017, we recognized a $16,239 gain on the remeasurement of investment in unconsolidated joint ventures related to our transfer and redemption of our joint venture interest in Mystic Partners, LLC. In exchange for our interest in the partnership, we received 100% ownership of the Mystic Marriott Hotel & Spa and $11,623 in cash proceeds. No similar transaction occurred during the nine months ended September 30, 2018.

Income Tax Expense

During the nine months ended September 30, 2018, the Company recorded an income tax expense of $1,200 compared to an income tax expense of $1,580 for the nine months ended September 30, 2017. The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net (Loss) Income Applicable to Common Shareholders

Net (loss) income applicable to common shareholders for the nine months ended September 30, 2018 was a loss of $10,829 compared to income of $90,033 during the same period in 2017. This decrease was primarily related to a decrease in gains recorded on dispositions of hotel property of $86,141, a decrease in the gain from the remeasurement of our investment in the Mystic joint venture during the first quarter of 2017 of $16,239, and a decrease in Operating Income as discussed above. Partially offsetting these amounts are increases in gains recognized on insurance recoveries, decreased income tax expense and increased losses allocated to noncontrolling interests.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of September 30, 2018.

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

As of September 30, 2018, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $26,000 outstanding under the Line of Credit. As of September 30, 2018, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $124,227 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We anticipate that this borrowing capacity will further increase with the reopening of the Parrot Key Hotel currently closed due to renovations as a result of Hurricane Irma.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2018, we have no indebtedness maturing on or before December 31, 2018. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

In addition to the incurrence of debt and the offering of equity securities, dispositions of property may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets, as evidenced by our transaction involving the Cindat JV properties, or from sales of non-core hotels in secondary and tertiary markets. Capital from these types of transactions is intended to be redeployed into high growth acquisitions, share buybacks, or to pay down existing debt.

Common Share Repurchase Plan

In December 2017, our Board of Trustees authorized a share repurchase program for up to $100,000 of common shares which commenced upon the completion of the prior repurchase program. The program will expire on December 31, 2018, unless extended by our Board of Trustees. For the nine months ended September 30, 2018, the Company repurchased 635,590 common shares for an average price of $17.04.

Acquisitions

During the nine months ended September 30, 2018, we acquired the following wholly-owned hotel property:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Annapolis Waterfront Hotel - Annapolis, MD	3/28/2018	$—	$43,251	$1,802	$(3,199)	*	$41,854	$—
TOTAL		$—	$43,251	$1,802	$(3,199)		$41,854	$—

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate of $0.28 per common share per quarter or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by the hotel acquired during 2018, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the nine months ended September 30, 2018 was $83,067 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2018 was $54,402.

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

Spending on capital improvements during the nine months ended September 30, 2018 increased when compared to spending on capital improvements during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we spent $53,573 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $32,982 during the same period in 2017. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment and to replace assets damaged by recent hurricanes as discussed in the paragraph below.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels. In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the nine months ended September 30, 2018, we spent $29,606 on hotel development projects and construction on hurricane impacted hotels compared to $1,500 during the same period of 2017. We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above. As a result of damage caused by Hurricane Irma, the Company will incur additional capital expenditures in order to return properties to working order. In some instances, but not all, the Company expects to recover a portion of the capital expenditure costs through insurance proceeds.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2018 and 2017

Net cash provided by operating activities decreased $6,932 from $89,999 for the nine months ended September 30, 2017 to $83,067 for the comparable period in 2018. Net income, adjusted for non-cash items reflected in the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, decreased by $18,434 for the nine months ended September 30, 2018 when compared to 2017. Additional cash from operating activities was provided by insurance proceeds received on business interruption insurance claims of $8,614, and a net decrease in working capital assets.

Net cash used in investing activities for the nine months ended September 30, 2018 was $14,467 compared to net cash used in investing activities of $81,538 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received $49,580 in proceeds from the disposition of two hotel properties and $13,624 in insurance proceeds related to claims for property losses as a result of Hurricane Irma. Additionally, we received $47,738 in proceeds from the redemption of our preferred equity investment in Cindat. During the nine months ended September 30, 2017 we received $188,612 in proceeds from the disposition of two hotels and $11,623 in proceeds from the sale of our joint venture interest in Mystic Partners. Offsetting these sources of funds were $41,230 for the purchase of one hotel property during the nine months ended September 30, 2018 compared to $249,291 for the purchase of three hotel properties during the nine months ended September 30, 2017.

Net cash used in financing activities for the nine months ended September 30, 2018 was $47,174 compared to net cash used in financing activities for the nine months ended September 30, 2017 of $137,065. This is primarily due to $18,000 in repayments of the borrowings under the unsecured term loan facility during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we repaid amounts on the line of credit, unsecured term loan, and mortgages payable of $122,312. During the nine months ended September 30, 2018, we borrowed $9,900 from our line of credit and $28,000 from new mortgage loans originated. During the nine months ended September 30, 2017 we borrowed $58,380 on our unsecured term loan facility. Also during the nine months ended September 30, 2018, we repurchased $10,833 of our Class A Common Shares compared with none in the nine months ended September 30, 2017. In addition, dividends and distributions paid during the nine months ended September 30, 2018 decreased $10,007 when compared to the same period in 2017, due, mostly, to the special dividend declared on common shares during the fourth quarter of 2016 that was paid during the first three months of 2017. A special dividend was not paid during the nine months ended September 30, 2018.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income (loss) applicable to common shareholders	$(3,235)	$(2,687)	$(10,829)	$90,033
(Loss) income allocated to noncontrolling interest	178	(90)	(1,626)	5,849
Income from unconsolidated joint ventures	(582)	(539)	(918)	(13,603)
(Loss) gain on disposition of hotel properties	—	39	(3,403)	(89,544)
Loss from impairment of depreciable assets	—	2,057	—	2,057
Depreciation and amortization	22,764	21,658	66,364	61,234
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	19,125	20,438	49,588	56,026

Income from unconsolidated joint ventures	582	539	918	13,603
Gain from remeasurement of investment in unconsolidated joint ventures	—	—	—	(16,239)
Unrecognized pro rata interest in income (loss)	(290)	1,163	(4,215)	5,666
Depreciation and amortization of difference between purchase price and historical cost (1)	23	(301)	70	(905)
Interest in depreciation and amortization of unconsolidated joint ventures (2)	1,175	1,013	3,281	2,948
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	1,490	2,414	54	5,073

Funds from Operations applicable to common shareholders and Common Units	$20,615	$22,852	$49,642	$61,099

Weighted Average Common Shares and Common Units
Basic	39,321,062	41,721,425	39,400,237	41,725,159
Diluted	43,237,267	44,957,895	43,274,342	44,936,099

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

As of September 30, 2018, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.
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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions. The provisions of the update will be effective for the Company starting January 1, 2019 with the early adoption available as early as the quarter ended March 31, 2018. The Company will adopt the provisions of this update effective January 1, 2019.  Based on the type of derivative instruments within the Company’s portfolio (See Note 7), we do not anticipate this update to have a material effect on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases. We anticipate that our interests as a lessee in ground leases will have a more than inconsequential impact to our balance sheet as we have five ground leases under which we are the lessee. As of September 30, 2018, these ground leases, collectively, have remaining lease payments due in total of $330,142 with a weighted average life of approximately 71 years. We are currently determining the appropriate discount rate to utilize within our calculations of the right-of-use asset and lease liability, and, as such, we have not finalized our calculations as of September 30, 2018. We are also a lessor in certain office space and retail lease agreements related to our hotels. While we do not anticipate any material change to the accounting for leases under which we are a lessor, we are still evaluating the impact this ASU will have on the accounting for our leasing arrangements as well as our disclosures within the notes to our financial statements. The provisions of the standard will be effective for the Company on January 1, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2018, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second and Third Term Loans and certain variable rate mortgages and notes payable. As of September 30, 2018, we had total variable rate debt outstanding of $438,552 with a weighted average interest rate of 4.45%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2018 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2018 of $1,098 and $3,250, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2018, we have interest rate caps related to debt on the Courtyard, LA Westside, Culver City, CA, and Annapolis Waterfront Hotel, MD and we have five interest rate swaps related to debt on the Hyatt Union Square, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY, and our Second and Third Term Loans. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2018,  approximately 66% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 34% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Credit Facility, and First Term Loan.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2018 to be approximately $1,082,247 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2018 to be approximately $1,118,526.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2018, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$299	$599,916	$23,020	$51,931	$675,166
Weighted Average Interest Rate	4.08%	4.10%	4.74%	4.81%	4.43%

Floating Rate Debt	$191	$126,107	$207,852	$78,402	$412,552
Weighted Average Interest Rate	4.60%	4.63%	5.14%	5.14%	4.88%
	$490	$726,023	$230,872	$130,333	$1,087,718

Line of Credit	$—	$26,000		$—	$26,000
Weighted Average Interest Rate	—	4.51%		—	4.51%
	$490	$752,023	$230,872	$130,333	$1,113,718

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2018.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a table summary of our common share repurchases during the nine months ended September 30, 2018 under the $100 million repurchase program authorized by our Board of Trustees in December 2017. All such common shares were repurchased pursuant to open market transactions.

The share repurchase program will expire on December 31, 2018, unless extended by our Board of Trustees.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2018	—	$—	—	$100,000
February 1 to February 28, 2018	286,527	17.08	286,527	95,107
March 1 to March 31, 2018	349,063	16.98	635,590	89,179
April 1 to April 30, 2018	—	—	—	89,179
May 1 to May 31, 2018	—	—	—	89,179
June 1 to June 30, 2018	—	—	—	89,179
July 1 to July 31, 2018	—	—	—	89,179
August 1 to August 31, 2018	—	—	—	89,179
September 1 to September 30, 2018	—	—	—	89,179

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

HERSHA HOSPITALITY TRUST

October 24, 2018	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)