Form 10-Q/A
period 2018-09-30
HERSHA HOSPITALITY TRUST
filed 2018-10-26
CIK 1063344

UNITED STATES
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

As of October 25, 2018, the number of Class A common shares of beneficial interest outstanding was 39,423,763  and there were no Class B common shares of beneficial interest outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed for the purposes of amending the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") in Item 2 of Part I, of Hersha Hospitality Trust's (the “Company”) Quarterly Report on Form 10-Q for the three and nine months ended on September 30, 2018 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission on October 24, 2018, to correct:

•	the operating results for the comparable consolidated hotels for the nine months ended September 30, 2018, as reflected in the table below:

	Original Form 10-Q			Amended Form 10-Q
	Nine Months Ended,			Nine Months Ended,
	September 30,			September 30,
	2018	2017	Variance	2018	2017	Variance
	($'s in 000's except ADR and RevPAR)
Occupancy	81.9%	83.1%	-119 bps	82.6%	83.6%	-97 bps
Average Daily Rate (ADR)	$226.44	$220.41	2.7%	$225.75	$220.11	2.6%
Revenue Per Available Room (RevPAR)	$185.45	$183.12	1.3%	$186.52	$184.01	1.4%

Room Revenues	$391,604	$386,391	1.4%	$289,474	$285,578	1.4%
Total Revenues	$484,627	$474,014	2.2%	$357,455	$348,891	2.5%

•	the RevPAR growth of the comparable consolidated hotels for the nine months ended September 30, 2018 from 1.3% to 1.4%; and

•
the RevPAR growth of the Company’s hotels in Philadelphia, Boston, New York City, the West Coast, and Florida for the nine months ended September 30, 2018 from 2.6%, 3.3%, 5.0%, 4.0%, and 7.1%, respectively, to 1.7%, 3.4%, 5.5%, 4.0%, and 11.0%, respectively.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-Q, and does not purport to reflect any information or events subsequent to the filing thereof.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

 Hersha Hospitality Trust

PART I. FINANCIAL INFORMATION

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

The comparison for the three months ended September 30, 2018 to the three months ended September 30, 2017 includes results as reported by the prior owners for the following hotels acquired since June 30, 2017:

•	The Annapolis Waterfront Hotel - Annapolis, MD (acquired March 28, 2018)

COMPARABLE CONSOLIDATED HOTELS:
(includes 38 hotels in both periods)

	Three Months Ended			Nine Months Ended,
	September 30,			September 30,
	2018	2017	Variance	2018	2017	Variance
	($'s in 000's except ADR and RevPAR)
Occupancy	85.9%	86.4%	-53 bps	82.6%	83.6%	-97 bps
Average Daily Rate (ADR)	$226.35	$221.40	2.2%	$225.75	$220.11	2.6%
Revenue Per Available Room (RevPAR)	$194.36	$191.28	1.6%	$186.52	$184.01	1.4%

Room Revenues	$103,373	$101,846	1.5%	$289,474	$285,578	1.4%
Total Revenues	$126,643	$122,827	3.1%	$357,455	$348,891	2.5%

For the three and nine months ended September 30, 2018 we experienced negative trends on a comparative basis for occupancy in order to drive rate growth resulting in RevPAR growth of 1.6% and 1.4%, respectively. For the three months ended September 30, 2018, our hotels in Philadelphia, Boston, New York City, and the West Coast contributed to our overall RevPAR growth by earning RevPAR growth of 10.2%, 5.0%, 2.0%, and 2.8%, respectivley. For the nine months ended September 30, 2018, our hotels in Philadelphia, Boston, New York City, the West Coast, and Florida posted RevPAR growth of 1.7%, 3.4%, 5.5%, 4.0%, and 11.0%, respectively.

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

PART II. OTHER INFORMATION

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

HERSHA HOSPITALITY TRUST

October 25, 2018	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)