Form 10-K
period 2018-12-31
HERSHA HOSPITALITY TRUST
filed 2019-02-27
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes ☐No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2018, was approximately $811.3 million.
As of February 26, 2019, the number of Class A common shares outstanding was 39,184,952 and there were no Class B common shares outstanding.
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
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report including, but not limited to those discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

•	our business or investment strategy;

•	our projected operating results;

•	our distribution policy;

•	our liquidity;

•	completion of any pending transactions;

•	our ability to raise capital on attractive terms or at all;

•	our ability to obtain future financing arrangements or refinance or extend the maturity of existing financing arrangements as they come due;

•	our ability to repurchase shares at attractive terms from time to time;

•	our understanding of our competition;

•	market trends; and

•	projected capital expenditures.
Forward-looking statements are based on our beliefs, assumptions and expectations, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Readers should not place undue reliance on forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or the general economy;

•	impacts on our business of a prolonged government shutdown;

•	decreased international travel because of geopolitical events, including terrorism and current U.S. government policies;

•	the degree and nature of our competition;

•
financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity of existing indebtedness;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	business interruptions due to cyber-attacks;

•	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;

•	the degree and nature of our competition;

•	increased interest rates and operating costs;

•	ability to complete development and redevelopment projects;

•	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;

•	availability of and our ability to retain qualified personnel;

•	our ability to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code;

•	environmental uncertainties and risks related to natural disasters;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•
the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”) from time to time.

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
໿
໿

PART I

Item 1.	Business
OVERVIEW
Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in major urban gateway markets including New York, Washington, DC, Boston, Philadelphia, South Florida and select markets on the West Coast. Our primary strategy is to continue to own high quality luxury, upscale, upper midscale and extended-stay hotels in metropolitan markets with high barriers to entry and independent boutique hotels in markets with similar characteristics. We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes.
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
As of December 31, 2018, our portfolio consisted of 38 wholly owned limited and full service properties with a total of 6,104 rooms, 1 hotel owned through a consolidated joint venture with a total of 115 rooms, and interests in 9 limited service properties owned through joint venture investments with a total of 1,425 rooms. These 48 properties, with a total of 7,644 rooms, are located in California, Connecticut, Delaware, District of Columbia, Florida, Maryland, Massachusetts, New York, Pennsylvania, and Washington and operate under leading brands owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), and Pan Pacific Hotels and Resorts (“Pan Pacific”). In addition, some of our hotels operate as independent hotels.
We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (the "Partnership"), for which we serve as the sole general partner. As of December 31, 2018, we owned an approximate 91.3%  partnership interest in our operating partnership including all of the general partnership interest.
The majority of our wholly-owned hotels are managed by Hersha Hospitality Management, L.P. (“HHMLP”), a privately held, qualified management company owned by certain of our trustees and executive officers and other unaffiliated third party investors. Other third party qualified management companies manage certain hotels that we own through joint venture interests. We lease our wholly-owned hotels to 44 New England Management Company (“44 New England”), our wholly-owned taxable REIT subsidiary (“TRS”), or one of its wholly owned subsidiaries. Each of the hotels that we own through a joint venture investment is leased to another TRS that is owned by the respective joint venture or an entity owned in part by 44 New England.
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

INVESTMENT IN HOTEL PROPERTIES
Our operating strategy focuses on increasing hotel performance for our portfolio. The key elements of this strategy are:

•
working together with our hotel management companies to increase revenue per available room, or RevPAR, and to maximize the average daily rate, or ADR, and occupancy levels at each of our hotels through active property-level management, including intensive marketing efforts to tour groups, corporate and government extended stay customers and other wholesale customers and expanded yield management programs, which are calculated to better match room rates to room demand; and

•
maximizing our hotel-level earnings by managing hotel-level costs and positioning our hotels to capitalize on increased demand in the high quality, upper-upscale, upscale and extended-stay lodging segments, which we believe can be expected to follow from improving economic conditions, and maximizing our operating margins.

ACQUISITIONS
We selectively acquire high quality branded luxury upper-upscale, upscale, upper-midscale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

•	nationally-franchised hotels operating under popular brand families, such as Marriott, Hilton, IHG, Hyatt, Accor, and Four Seasons;

•	hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes;

•	hotels in our target markets where we can realize operating efficiencies and economies of scale; and

•	independent boutique hotels in similar markets.
All asset acquisitions are comprehensively reviewed by the Acquisition Committee of our Board of Trustees, which consists solely of independent trustees.
Since our initial public offering in January 1999 and through December 31, 2018, we have acquired, wholly or through joint ventures, a total of 120 hotels, including 28 hotels acquired from entities controlled by certain of our trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. We utilize our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.
DISPOSITIONS
We evaluate our hotels and the markets in which they operate on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential of each hotel and re-deploy the proceeds into debt reduction, acquisitions of hotels and share buybacks. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of each hotel’s cash flows, its ability to remain accretive to our portfolio, and the expectations for the market in which the hotel operates. Our decision to sell a hotel is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by the Acquisition Committee of our Board of Trustees. Since our initial public offering in 1999 through December 31, 2018, we have sold a total of 78 hotels, including certain hotels contributed to joint ventures in which we maintain an ownership interest.
For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2, “Investment in Hotel Properties”.

FINANCING
We intend to finance our long-term growth with common and preferred equity issuances and debt financing with staggered maturities. Our debt includes unsecured debt in the aggregate of $951 million which is comprised of a $457 million senior unsecured credit facility (which includes a $207 million unsecured term loan and $250 million unsecured revolving line of credit), and two unsecured term loans totaling $493.9 million.  Our debt also includes secured mortgage debt on our hotel properties.  We intend to use our revolving line of credit capacity to pay down mortgage debt, repurchase common shares subject to market conditions, and fund future acquisitions, as well as for capital improvements and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the revolving line of credit portion of our credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.
FRANCHISE AGREEMENTS
Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. Most of our hotels operate under franchise licenses from national hotel franchisors, including:
໿

Franchisor	Franchises
Marriott International	Ritz-Carlton, Marriott, Residence Inn by Marriott, Courtyard by Marriott, TownePlace Suites, Sheraton Hotels
Hilton Hotels Corporation	Hilton Hotels, Hilton Garden Inn, Hampton Inn
IHG	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Hyatt Hotels Corporation	Hyatt House, Hyatt Place, Hyatt
Pan Pacific Hotel Group	Pan Pacific
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
PROPERTY MANAGEMENT
We work closely with our hotel management companies to operate our hotels and increase hotel performance for our portfolio.
Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels as of December 31, 2018:
໿

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hersha Hospitality Management, L.P.	37	6,018	7	1,087	44	7,105
South Bay Boston Management, Inc.	—	—	2	338	2	338
Marriott Management	1	86	1	115	2	201
Total	38	6,104	10	1,540	48	7,644
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
For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2018, these thresholds were met for one management agreement and incentive management fees of $98 thousand were earned. The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.
CAPITAL IMPROVEMENTS, RENOVATION AND REFURBISHMENT
Under certain loan agreements, we have established capital reserves for our hotels to maintain the hotels in a condition that complies with their respective requirements. These capital reserves typically range from 3% to 5% of each hotel’s gross revenues. In addition, we may upgrade hotels in our portfolio in order to capitalize on opportunities to increase revenue, and, as deemed necessary by our management, to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenues and profitability and is in the best interests of our shareholders. We maintain a capital expenditures policy by which replacements and renovations are monitored to determine whether they qualify as capital improvements. All items that are deemed to be repairs and maintenance costs are expensed and recorded in Hotel Operating Expenses in the Consolidated Statements of Operations.
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
DISTRIBUTIONS
We have made 80 consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.
The following table sets forth distribution information for the last two calendar years.
໿

Common Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Class A Common Shares and Common Units Per Share and Per Unit Distribution Amount
2018
Fourth Quarter	1/5/2019	1/15/2019	$0.28
Third Quarter	10/1/2018	10/15/2018	0.28
Second Quarter	6/29/2018	7/13/2018	0.28
First Quarter	3/29/2018	4/13/2018	0.28

2017
Fourth Quarter	1/5/2018	1/16/2018	$0.28
Third Quarter	9/29/2017	10/13/2017	0.28
Second Quarter	6/30/2017	7/17/2017	0.28
First Quarter	3/31/2017	4/17/2017	0.28

Preferred Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Series C Preferred Per Share Distribution Amount	Series D Preferred Per Share Distribution Amount	Series E Preferred Per Share Distribution Amount
2018
Fourth Quarter	1/1/2019	1/15/2019	$0.4297	$0.4063	$0.4063
Third Quarter	10/1/2018	10/15/2018	0.4297	0.4063	$0.4063
Second Quarter	7/1/2018	7/16/2018	0.4297	0.4063	$0.4063
First Quarter	4/1/2018	4/16/2018	0.4297	0.4063	$0.4063

2017
Fourth Quarter	1/1/2018	1/16/2018	$0.4297	$0.4063	$0.4063
Third Quarter	10/1/2017	10/17/2017	0.4297	0.4063	0.4063
Second Quarter	7/1/2017	7/15/2017	0.4297	0.4063	0.4063
First Quarter	4/1/2017	4/15/2017	0.4297	0.4063	0.4063

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
SEASONALITY
Our hotels’ operations historically have been seasonal in nature, reflecting lower revenues and occupancy rates during the first quarter of each year when compared to the remaining three quarters. This seasonality causes fluctuations in our quarterly operating revenues, profitability, and cash flow.
COMPETITION
The U.S. hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. In addition to traditional hotels, our properties also compete with non-traditional accommodations for travelers such as online room sharing services. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under premium brands in the focused-service and full-service segments. We believe that hotels, such as our hotels, that are affiliated with leading national brand families, such as the Marriott, Hilton, Hyatt, IHG, or Pan Pacific will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.
The upper-upscale and upscale limited service segments of the hotel business are highly competitive.  There are many competitors in our markets and new hotels are routinely being constructed. Additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms.

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
EMPLOYEES
As of December 31, 2018, we had 54 employees who were principally engaged in managing the affairs of the Company unrelated to property operations.  We believe that our relations with our employees are satisfactory.
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
A TRS is permitted to lease hotels from us as long as the hotels are operated on behalf of the TRS by a third party manager that qualifies as an "eligible independent contractor." To qualify for that treatment, the manager must satisfy the following requirements:

1.	such manager is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS;

2.	such manager does not own, directly or indirectly, more than 35% of our shares;

3.	no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of our shares; and

4.	we do not, directly or indirectly, derive any income from such manager.
The deductibility of interest paid or accrued by a TRS to us is limited to assure that the TRS is subject to an appropriate level of corporate taxation, and in certain circumstances, other limitations on deductions of interest may apply. A 100% excise tax is imposed on transactions between a TRS and us that are not on an arm’s-length basis.
Additional Material U.S. Federal Income Tax Consequences

The following is a summary of certain additional material U.S. federal income tax consequences with respect to the ownership of our shares. This summary supplements and should be read together with “Federal Income Tax Consequences Of Our Status As A REIT” in the prospectus dated February 28, 2017 and filed as part of our registration statement on Form S-3ASR (No. 333-216317).

The Tax Cuts and Jobs Act made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. As of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37%, (3) the corporate alternative minimum tax is repealed, (4) the backup withholding rate for U.S. shareholders is reduced to 24%, and (5) the maximum rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. In addition, under proposed Treasury regulations, withholding under the Foreign Account Tax Compliance Act (“FATCA”) will not apply to proceeds from the sale of our capital shares by non-U.S. shareholders. FATCA withholding continues to apply to our dividends paid to non-U.S. shareholders if those shareholders do not meet certain disclosure requirements.

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
The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.
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
At December 31, 2018, we had outstanding long-term debt of approximately $1.1 billion. We may borrow additional amounts from the same or other lenders in the future. Any future repurchases of our own shares may require additional borrowings. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.
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

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2018, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.
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
For the year ended December 31, 2018, our consolidated portfolio of hotels in New York City accounted for approximately 23% of our hotel operating revenues. The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations. Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations. Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

•	downturns in lodging fundamentals are more severe or prolonged in New York City compared to the United States as a whole;

•	negative economic conditions are more severe or prolonged in New York City compared to other areas, due to concentration of the financial industry in New York or otherwise;

•	as new hotel supply enters the New York City market, this could impact our ability to grow ADR and RevPar as a result of the new supply; or

•	New York City is impacted by other unforeseen events beyond our control, including, among others, terrorist attacks and travel related health concerns including pandemics and epidemics.
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
As of December 31, 2018, our portfolio consisted of 38 wholly-owned limited and full service properties, 1 property within a consolidated joint venture investment, and joint venture investments in 9 hotels with a combined total of 7,644 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.
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
As of December 31, 2018, we had several joint ventures in which we shared ownership and decision-making power with one or more parties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility: that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests.  Our joint venture partners must agree in order for the applicable joint venture to take, or in some cases, may have control over whether the applicable joint venture will take, specific major actions, such as budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.
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
We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of our information technology from vendors, on whom our systems depend. We and our hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers have taken steps we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In November 2018, Marriott announced a data security incident involving a guest reservation database. Security breaches such as the one that occurred at Marriott and, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
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
The following officers and trustees own collectively approximately 75%  of  HHMLP: Hasu P. Shah, Jay H. Shah, and Neil H. Shah. Conflicts of interest may arise with respect to the ongoing operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP. These officers and trustees also make decisions for our company with respect to property management. Consequently, these officers and trustees may not act solely in the best interests of our shareholders relating to property management by HHMLP.
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
Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2018, 3,000,000 Series C Preferred Shares, 7,701,700 Series D Preferred Shares and 4,001,514 Series E Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.
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
The stock markets have experienced significant price and volume fluctuations in the recent past. As a result, the market price of our securities has been and could be similarly volatile in the future, and investors in our securities may experience a decrease in the value of their investments, including decreases unrelated to our operating performance or prospects. The market price of our securities could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts; publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as mergers and acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments or executive policies that adversely affect us or our industry;

•	speculation in the press or investment community; actions by institutional shareholders;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.
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
We cannot predict whether future sales of our common shares, preferred shares, or securities convertible into or exchangeable or exercisable for our common shares or the availability of these securities for resale in the open market will decrease the market price of our common shares. Sales of a substantial number of these securities in the public market, including sales upon the redemption of Common Units held by the limited partners of our operating partnership, (other than us and our subsidiaries) or the perception that these sales might occur, may cause the market price of our common shares to decline and you could lose all or a portion of your investment.
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

RISKS RELATED TO OUR TAX STATUS
If we fail to maintain our qualification as a REIT, our dividends will not be deductible to us, and our income will be subject to taxation, which would reduce the cash available for distribution to our shareholders.
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
To maintain our qualification as a REIT and avoid corporate income tax and excise tax, we must distribute annually a certain percentage of our REIT taxable income, which could require us to raise capital on terms or sell properties at prices or at times that are unfavorable.

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
We have distributed, and intend to continue to distribute, our taxable income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow or raise capital on terms we regard as unfavorable, or sell assets at prices or at times we regard as unfavorable to distribute out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. In the past we have borrowed, and in the future we may borrow, to pay distributions to our shareholders and the limited partners of our operating partnership. Such borrowings subject us to risks from borrowing as described herein. Additionally, we may, if necessary and allowable, pay taxable dividends of our shares or debt securities to meet the distribution requirements.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management contracts. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation, and in certain circumstances, other limitations on the deductibility of interest may apply. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
Our TRSs are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 20% of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.
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
We intend to continue to operate in a manner so as to maintain our qualification as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so we can continue to qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT.

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
We may make taxable dividends that are payable partly in cash and partly in shares. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the share distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits).  If in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2018 and before January 1, 2026, under the Tax Cuts and Jobs Act, or TCJA, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

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
At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the TCJA or additional administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their shareholders. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table sets forth certain information with respect to the 38 hotels we wholly owned and 1 hotel owned within our consolidated joint venture as of December 31, 2018, all of which are consolidated on the Company’s financial statements.

Market	Name	Location	Year Opened	Number of Rooms

Boston Urban and Metro	The Envoy, Boston Seaport	Boston, MA	2015	136
	The Boxer, Boston	Boston, MA	2004	80
	Courtyard by Marriott Brookline	Brookline/Boston, MA (1)	2003	188
	Holiday Inn Express Cambridge	Cambridge, MA	1997	112
	Mystic Marriott Hotel & Spa	Groton, CT	2001	285

California - Washington	The Ambrose Hotel, Santa Monica	Santa Monica, CA	2015	77
	The Sanctuary Beach Resort	Monterey Bay, CA	2014	60
	The Hotel Milo, Santa Barbara	Santa Barbara, CA (1)	2001	122
	Courtyard by Marriott Los Angeles Westside	Los Angeles, CA	2008	260
	Courtyard by Marriott Downtown San Diego	San Diego, CA	1999	245
	Courtyard by Marriott Sunnyvale	Sunnyvale, CA	2014	145
	TownePlace Suites Sunnyvale	Sunnyvale, CA (1)	2003	94
	The Pan Pacific Hotel Seattle	Seattle, WA	2006	153

NYC Urban	Hyatt Union Square	Union Square, New York, NY	2013	178
	Duane Street Hotel	TriBeCa, New York, NY	2008	43
	Hilton Garden Inn Manhattan Midtown East	Midtown East, New York, NY	2014	206
	Hilton Garden Inn TriBeCa	TriBeCa, New York, NY	2009	151
	Hampton Inn Seaport	Seaport, New York, NY	2006	65
	Holiday Inn Express Chelsea	Madison Square Garden, New York, NY	2006	228
	Hilton Garden Inn JFK	JFK Airport, New York, NY (1)	2005	192
	Gate Hotel JFK Airport	JFK Airport, New York, NY (1)	2008	150
	Nu Hotel, Brooklyn	Brooklyn, New York, NY	2008	93

NY-NJ Metro	Hyatt House White Plains	White Plains, NY	2000	187

Philadelphia	The Rittenhouse Hotel	Philadelphia, PA	2004	118
	Philadelphia Westin	Philadelphia, PA	1990	294
	Hampton Inn Center City/ Convention Center	Philadelphia, PA	2001	250
	Sheraton Wilmington South	New Castle, DE	2011	192

Market	Name	Location	Year Opened	Number of Rooms

South Florida	Cadillac Hotel & Beach Club	Miami, FL	2004	357
	The Ritz-Carlton, Coconut Grove	Coconut Grove, FL	2002	115
	The Blue Moon Hotel, Miami Beach	Miami, FL	2013	75
	The Winter Haven Hotel, Miami Beach	Miami, FL	2013	70
	Residence Inn Miami Coconut Grove	Coconut Grove, FL	2000	140
	Parrot Key Hotel & Villas	Key West, FL	2013	148

Washington D.C.	The Ritz-Carlton, Georgetown	Georgetown, DC	2014	86
	The St. Gregory Hotel, Dupont Circle	Washington, DC	2014	155
	The Capitol Hill Hotel	Washington, DC	2007	153
	Hilton Garden Inn M Street	Washington, DC	2014	238
	Hampton Inn Washington, D.C.	Washington, DC	2005	228
	Annapolis Waterfront Hotel	Annapolis, MD (1)	1968	150

		TOTAL ROOMS		6,219
(1) Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement. These ground lease agreements typically have initial terms of 99 years and all have a remaining term of at least 45 years.
The following table sets forth certain information with respect to the 9 hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2018.

Market	Name	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset

Boston	Courtyard	South Boston, MA (1)	2005	164	50.0%
	Holiday Inn Express	South Boston, MA (1)	1998	174	50.0%

NYC Urban	Hampton Inn Manhattan/ Times Square South	Times Square, New York, NY	2009	184	31.2%
	Hampton Inn Manhattan- Chelsea	Chelsea/Manhattan, New York, NY	2003	144	31.2%
	Hampton Inn Manhattan- Madison Sqaure Garden	Herald Square, New York, NY	2005	136	31.2%
	Holiday Inn New York City- Wall Street	Wall Street, New York, NY	2010	113	31.2%
	Holiday Inn Express New York City Times Sqaure	Times Square, New York, NY	2009	210	31.2%
	Holiday Inn Express Wall Street	Water Street, New York, NY	2010	112	31.2%
	Candlewood Suites New York City- Times Square	Times Square, New York, NY	2009	188	31.2%

		TOTAL ROOMS		1,237

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
SHAREHOLDER INFORMATION
At December 31, 2018 we had approximately 126 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 32 entities and persons, including our company.
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

SHARE PERFORMANCE GRAPH
The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2013 and ending December 31, 2018, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	2013	2014	2015	2016	2017	2018
Hersha Hospitality Trust	$100.00	$131.43	$106.53	$110.19	$95.32	$101.71
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Russell 2000	100.00	104.90	100.27	121.60	139.39	124.02
MSCI US REIT Index	100.00	130.40	133.69	145.21	152.66	145.78
SNL Hotel REIT Index	100.00	131.99	102.11	126.55	134.49	116.38

Total Return Performance
200
150
100
50
0
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
HT
S&P 500
Russell 2000
SNL Hotel REIT Index

Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our common share repurchases during the year ended December 31, 2018 is set forth in the table below. All such common shares were repurchased pursuant to open market transactions.
In December 2017, our Board of Trustees authorized a share repurchase program which allowed us to repurchase from time to time up to an aggregate of $100 million of our outstanding common shares.  The program commenced on January 1, 2018 and expired on December 31, 2018.
In December 2018, our Board of Trustees authorized a new share repurchase program which allows us to repurchase from time to time up to an aggregate of $50 million of our outstanding common shares.  The new program commenced on January 1, 2019 and will expire on December 31, 2019.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)	(1)

January 1 to January 31, 2018	—	$—	—	$100,000
February 1 to February 28, 2018	286,527	17.08	286,527	95,107
March 1 to March 31, 2018	349,063	16.98	635,590	89,179
April 1 to April 30, 2018	—	—	—	89,179
May 1 to May 31, 2018	—	—	—	89,179
June 1 to June 30, 2018	—	—	—	89,179
July 1 to July 31, 2018	—	—	—	89,179
August 1 to August 31, 2018	—	—	—	89,179
September 1 to September 30, 2018	—	—	—	89,179
October 1 to October 31, 2018	—	—	—	89,179
November 1 to November 30, 2018	—	—	—	89,179
December 1 to December 31, 2018	—	—	—	89,179
(1) This amount represents the approximate dollar value of shares able to be repurchased under the plan that expired on December 31, 2018.  As discussed above, a new $50 million share repurchase plan was authorized by our Board of Trustees, commencing January 1, 2019.

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
HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except share and per share data)
໿

	2018	2017	2016	2015	2014
Revenue:
Hotel Operating Revenues	$493,678	$497,140	$466,370	$470,272	$417,226
Other Revenues	1,385	1,097	259	113	180
Total Revenue	495,063	498,237	466,629	470,385	417,406
Operating Expenses:
Hotel Operating Expenses	298,849	295,050	262,956	254,313	227,324
Hotel Ground Rent	4,228	3,460	3,600	3,137	2,433
Real Estate and Personal Property Taxes and Property Insurance	35,194	32,300	32,157	34,518	30,342
General and Administrative (including Share Based Payments of $11,436, $9,286, $8,048, $6,523, $6,028)	26,881	23,553	24,444	20,515	20,363
Acquisition and Terminated Transaction Costs	29	2,203	2,560	1,119	2,472
Loss from Impairment of Assets	—	4,082	—	—	—
Depreciation and Amortization	89,831	83,752	75,390	74,390	69,167
(Gain) Loss in Excess of Estimated Insurance Recoveries	(12,649)	4,268	—	—	(4,604)
Contingent Consideration	—	—	—	—	2,000
Total Operating Expenses	442,363	448,668	401,107	387,992	349,497
Operating Income	52,700	49,569	65,522	82,393	67,909
Interest Income	114	271	362	193	805
Interest Expense	(48,491)	(42,662)	(44,352)	(43,557)	(43,357)
Other Expense	(901)	(771)	(961)	(367)	(485)
Gain on Disposition of Hotel Properties	4,148	90,350	115,839	—	7,195
Gain on Hotel Acquisitions, net	—	—	—	—	12,667
Development Loan Recovery	—	—	—	—	22,494
Lease Buyout	—	268	(16,831)	—	—
Loss on Debt Extinguishment	(22)	(590)	(1,187)	(561)	(670)
Income before Income (Loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	7,548	96,435	118,392	38,101	66,558
Income (Loss) from Unconsolidated Joint Ventures	1,084	(2,473)	(1,823)	965	693
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	—	16,240	—	—	—

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except share and per share data)
໿

	2018	2017	2016	2015	2014
Income (Loss) from Unconsolidated Joint Venture Investments	1,084	13,767	(1,823)	965	693
Income Before Income Taxes	8,632	110,202	116,569	39,066	67,251
Income Tax (Expense) Benefit	(267)	(5,262)	4,888	3,141	2,685
Income from Continuing Operations	8,365	104,940	121,457	42,207	69,936
Discontinued Operations:
Loss on Disposition of Hotel Properties	—	—	—	—	(128)
Impairment of Assets Held for Sale	—	—	—	—	(1,800)
Income from Discontinued Operations	—	—	—	—	263
Loss from Discontinued Operations	—	—	—	—	(1,665)
Net Income	8,365	104,940	121,457	42,207	68,271
Loss (Income) Allocated to Noncontrolling Interests- Common Units	916	(5,072)	(4,477)	(411)	(1,016)
Loss Allocated to Noncontrolling Interests- Consolidated Joint Ventures	709	—	—	—	—
Preferred Distributions	(24,174)	(24,169)	(17,380)	(14,356)	(14,356)
Extinguishment of Issuance Costs Upon Redemption of Preferred Shares	—	—	(4,021)	—	—
Net (Loss) Income applicable to Common Shareholders	(14,184)	75,699	$95,579	$27,440	$52,899

Basic (Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.38)	$1.82	$2.21	$0.56	$1.08
Diluted (Loss) Income from Continuing Operations applicable to Common Shareholders (1)	(0.38)	1.79	2.18	0.56	1.07
Dividends declared per Common Share	1.12	1.12	1.32	1.12	1.04

Balance Sheet Data
Net investment in hotel properties	$2,026,659	$2,009,572	$1,767,570	$1,831,119	$1,745,483
Assets Held for Sale	—	15,987	98,473	—	—
Noncontrolling Interests Common Units	62,010	54,286	44,321	31,876	29,082
Noncontrolling Interests Consolidated Variable Interest Entity	—	—	—	(1,760)	(1,075)
Shareholder's equity	892,805	833,868	835,418	678,039	829,381
Total assets	2,138,630	2,138,336	2,155,536	1,962,649	1,855,539
Total debt	1,093,031	1,093,013	1,051,899	1,169,964	918,923
Liabilities related to Assets Held for Sale	—	—	51,428	—	—
Other Data
Net cash provided by operating activities	$114,822	$107,123	$81,567	$121,831	$111,622
Net cash (used in) provided by investing activities	$(17,965)	$(99,663)	$144,704	$(141,660)	$(188,229)
Net cash (used in) provided by financing activities	$(81,660)	$(176,511)	$(78,793)	$28,372	$53,072
Weighted average shares outstanding
Basic	39,383,763	41,423,804	42,957,199	47,786,811	49,777,302
Diluted (1)	39,383,763	42,056,431	43,530,731	48,369,658	50,307,506
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
BACKGROUND
As of December 31, 2018, we owned interests in 48 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Miami and select markets on the West Coast including 38 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 9 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor, as defined under the REIT rules, to manage the hotels. As of December 31, 2018, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. Each TRS directly receives all revenue from, and funds all expenses relating to, hotel operations of the hotels that it leases. Each TRS is also subject to income tax on its earnings.
OVERVIEW
We believe the repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2018, we continued to see improvements in ADR and RevPAR, led by hotels in most of our key markets, with our New York City properties showing the strongest outperformance. Despite our improved revenue fundamentals, operating margins remained relatively flat for 2018 as weakness in the Washington D.C. market offset some of the gains we realized in our overall performance. While we continue to explore acquisition opportunities in coastal gateway urban centers and select resort destinations, we remain focused on operating efficiencies within our portfolio and asset repositioning opportunities to drive earnings and cash flow growth over the next year to de-lever our balance sheet. In addition, we will continue to look for attractive opportunities to divest certain properties at favorable prices, potentially redeploying capital in markets the offer higher growth, reducing our leverage, or opportunistically repurchasing our common shares.
We expect continued stability and improvement in consumer and commercial spending and lodging demand in our markets during 2019.  During the third quarter of 2017 we experienced business interruptions for our hotels located in South Florida due to Hurricane Irma.  The Courtyard Cadillac Hotel in Miami, FL closed following the storm due to the hurricane damage, and as a result, we accelerated our plan to convert this hotel to an Autograph Collection. This hotel remained closed until August 2018, at which time it reopened as the Cadillac Hotel and Beach Club, an Autograph Collection hotel. The Parrot Key Hotel & Villas in Key West, FL had been closed for repairs and renovations since September 2017, and was fully operational beginning in December 2018. The remainder of our South Florida hotels were repaired and fully operational during the fourth quarter of 2017.  As a result of Hurricane Irma, for the year ended December 31, 2017, we recorded an impairment loss of $4.3 million which represents our estimate of property damage and remediation costs incurred up to our insurance policy deductibles.  During 2018, we received a total of $24,246 in net insurance proceeds, which resulted in a net gain of $12,649 after applying proceeds to receivables and other costs.
Industry wide Revenue per Available Room ("RevPAR") continued growing during 2018, as the U.S. economy expanded by approximately 3% for 2018. The economic outlook for 2019 shows the U.S. economy growing at a slower pace than 2018 driven by lower overall global growth and rising political uncertainty. However, the manner in which the economy will continue to grow, if at all, is not predictable and we have no way of predicting how any new government policies will affect the markets in which we operate or the tourism industry in general. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future.

SUMMARY OF OPERATING RESULTS
The following tables outline operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2018, 2017 and 2016.
We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the years ended December 31, 2018 and 2017, there are 37 and 38 comparable consolidated hotels, respectively. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the year ended December 31, 2018 compared to the year ended December 31, 2017, and the year ended December 31, 2017 compared to the year ended December 31, 2016 for our comparable hotels.
For the comparison of December 31, 2018 to December 31, 2017, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2018, excluding: (1) The Courtyard Cadillac Hotel and the The Parrot Key Hotel & Villas because both hotels were not been operating for the fourth quarter of 2017 and a significant portion of 2018 while the damage from Hurricane Irma was repaired; and (2) the results of all hotels sold during the years ended December 31, 2018 and 2017.  The comparison of December 31, 2018 to December 31, 2017 includes results as reported by the prior owners for the following hotels acquired during 2018 and 2017:

•	The Ritz-Carlton –Coconut Grove, FL (acquired 2/1/2017)

•	The Pan Pacific Hotel – Seattle, WA (acquired 2/21/2017)

•	The Westin – Philadelphia, PA (acquired 6/29/2017)

•	The Annapolis Waterfront Hotel – Annapolis, MD (acquired 3/28/18)

For the comparison of December 31, 2017 to December 31, 2016, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2017, excluding: (1) The Courtyard Cadillac Hotel and the The Parrot Key Hotel & Villas because both hotels have not been operating for the fourth quarter of 2017 while the damage from Hurricane Irma was repaired; (2) The Hyatt House Gaithersburg which ceased operations during December 2017 in anticipation of a sale of the property during the first quarter of 2018; and (3) the results of all hotels sold during the years ended December 31, 2017 and 2016.  The comparison of December 31, 2017 to December 31, 2016 includes results as reported by the prior owners for the following hotels acquired during 2017 and 2016:

•	Sanctuary Resort – Monterey, CA (acquired 1/28/2016)

•	Hilton Garden Inn M Street – Washington, DC (acquired 3/9/2016)

•	The Envoy Hotel – Boston, MA (acquired 7/21/2016)

•	Courtyard – Sunnyvale, CA (acquired 10/20/2016)

•	The Ambrose – Santa Monica, CA (acquired 12/1/2016)

•	Mystic Marriott Hotel & Spa – Groton, CT (acquired 1/3/2017)

•	The Ritz-Carlton – Coconut Grove, FL (acquired 2/1/2017)

•	The Pan Pacific Hotel – Seattle, WA (acquired 2/21/2017)

•	Philadelphia Westin – Philadelphia, PA (acquired 6/29/2017)

COMPARABLE CONSOLIDATED HOTELS:
	(Includes 37 hotels in both years)			(Includes 38 hotels in both years)
	Year Ended 2018	Year Ended 2017	2018 vs. 2017 % Variance	Year Ended 2017	Year Ended 2016	2017 vs. 2016 % Variance
	(dollars in thousands except ADR and RevPAR)
Occupancy	82.3%	83.1%	-80 bps	83.9%	82.6%	125 bps
Average Daily Rate (ADR)	$227.61	$221.58	2.7%	$219.70	$218.08	0.7%
Revenue Per Available Room (RevPAR)	$187.35	$184.15	1.7%	$184.23	$180.14	2.3%

Room Revenues	$389,067	$382,120	1.8%	$383,311	$376,574	1.8%
Hotel Operating Revenues	$483,037	$469,714	2.8%	$470,287	$459,489	2.4%
RevPAR for the year ended December 31, 2018 increased 1.7% for our comparable consolidated hotels when compared to 2017. The 1.7% increase in 2018 is down slightly from the 2.3% comparable hotel growth experienced in 2017.  The Company experienced stronger RevPAR growth from comparable consolidated hotels located in South Florida, Boston, and on the West Coast, which experienced RevPAR growth of 5.2%, 3.5%, and 4.6%, respectively, for 2018 when compared to 2017.  The Company also achieved RevPAR growth of 5.6% for our New York City hotels for the year ended December 31, 2018, which continues to outperform relative to market results for New York City.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
	(Includes 9 hotels in both years)			(Includes 9 hotels in both years)
	Year Ended 2018	Year Ended 2017	2018 vs. 2017 % Variance	Year Ended 2017	Year Ended 2016	2017 vs. 2016 % Variance
	(dollars in thousands except ADR and RevPAR)
Occupancy	92.8%	90.5%	228 bps	90.5%	89.5%	102 bps
Average Daily Rate (ADR)	$207.68	$206.21	0.7%	$206.21	$206.45	-0.1%
Revenue Per Available Room (RevPAR)	$192.69	$186.63	3.3%	$186.63	$184.72	1.0%

Room Revenues	$98,123	$93,254	5.2%	$93,254	$92,557	0.8%
Total Revenues	$100,438	$95,219	5.5%	$95,219	$95,239	—%
The majority of our occupancy results were the result of the Cindat properties, which experienced occupancy growth of 215 basis points for the year ended December 31, 2018.  The properties within our unconsolidated joint ventures, on a comparable basis, generated 3.3% and 1.0% RevPAR growth for the years ended December 31, 2018 and 2017, respectively.  The increases in RevPAR for 2018 are driven by hotel properties located in New York City within the Cindat joint venture, which had increased RevPAR growth of 4.3% for the year ended December 31, 2018 when compared to the same period in 2017.  The growth in RevPAR can be attributed to the completion of property renovations during 2017, and a change in our revenue management and group mix strategies for the properties.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2018 TO DECEMBER 31, 2017
(dollars in thousands)
Revenue
Our total revenues for the years ended December 31, 2018 and 2017 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the years ended December 31, 2018 and 2017. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $3,462 or 0.70%, to $493,678 for the year ended December 31, 2018 compared to $497,140 for the same period in 2017. This decrease in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the year ended December 31, 2017		$497,140
Incremental Revenue Additions from Acquisitions (1/1/2017 - 12/31/2018):
The Ritz-Carlton – Coconut Grove, FL	$2,401
The Pan Pacific Hotel- Seattle, WA	$2,462
The Westin- Philadelphia, PA	$15,876
The Annapolis Waterfront Hotel- Annapolis, MD	$9,573
Total Incremental Revenue from Acquisitions		30,312
Revenue Reductions from Dispositions (1/1/2017 - 12/31/2018):
Residence Inn - Greenbelt, MD	$(35)
Courtyard - Alexandria, VA	$(17)
Hyatt House - Scottsdale, AZ	$(4,346)
Hyatt House - Pleasant Hill, CA	$(3,511)
Hyatt House - Pleasanton, CA	$(3,740)
Holiday Inn Express - Chester, NY	$(2,579)
Hyatt House - Gaithersburg, MD	$(4,201)
Hampton Inn Pearl Street - New York, NY	$(5,124)
Residence Inn, Tysons Corner, VA	$(626)
Total Revenue Reductions from Dispositions		(24,179)
Revenue Reduction due to Hurricane Impacted Hotel Closures		(18,322)
Change in Hotel Operating Revenue for Remaining Hotels		8,727
Hotel Operating Revenue for the year ended December 31, 2018		$493,678
As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $9,595 decrease in hotel operating revenue. This decrease is attributable to the Cadillac Hotel and Beach Club and the Parrot Key Hotel & Villas, both of which were closed for a significant portion of 2018. The Cadillac Hotel and Beach Club was damaged during Hurricane Irma in 2017 while it was branded as a Courtyard by Marriott. As a result of the hurricane damage, we accelerated our plan to convert this hotel to an Autograph Collection hotel causing it to be closed until the end of the third quarter of 2018. The Parrot Key Hotel & Villas incurred significant damage during Hurricane Irma in 2017, remaining closed for repairs until it re-opened during the fourth quarter of 2018. Collectively, these two hotels accounted for a decrease in hotel operating revenue for the year ended December 31, 2018 of $18,322. The remaining hotels in our portfolio contributed a net increase in revenue of $8,727 for the year ended December 31, 2018 when compared to 2017.

Expenses
Total hotel operating expenses increased 1.29% to approximately $298,849 for the year ended December 31, 2018 from $295,050 for the year ended December 31, 2017. This increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the year ended December 31, 2017		$295,050
Incremental Expense Additions from Acquisitions (1/1/2017 - 12/31/2018):
The Ritz-Carlton - Coconut Grove, FL	$2,374
The Pan Pacific Hotel - Seattle, WA	$1,612
The Westin - Philadelphia, PA	$9,038
The Annapolis Waterfront Hotel- Annapolis, MD	$4,594
Total Incremental Expenses from Acquisitions		17,618
Expense Reductions from Dispositions (1/1/2017 - 12/31/2018):
Residence Inn - Greenbelt, MD	$(21)
Courtyard - Alexandria, VA	$(48)
Hyatt House - Scottsdale, AZ	$(2,086)
Hyatt House - Pleasant Hill, CA	$(1,807)
Hyatt House - Pleasanton, CA	$(1,862)
Holiday Inn Express - Chester, NY	$(1,755)
Hyatt House - Gaithersburg, MD	$(3,053)
Hampton Inn Pearl Street - New York, NY	$(2,639)
Residence Inn, Tysons Corner, VA	$(373)
Total Expense Reductions from Dispositions		(13,644)
Expense Reductions due to Hurricane Impacted Hotel Closures		(4,508)
Change in Hotel Operating Expenses for Remaining Hotels		4,333
Hotel Operating Expenses for the year ended December 31, 2018		$298,849
As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $175 decrease in hotel operating expenses. This decrease is attributable to the Cadillac Hotel and Beach Club and the Parrot Key Hotel & Villas, which collectively accounted for a decrease in hotel operating expenses for the year ended December 31, 2018 of $4,508, due to their respective closures related to Hurricane Irma. The remaining hotels in our portfolio contributed a net increase in expenses of $4,333 for the year ended December 31, 2018 when compared to 2017.
Depreciation and amortization increased by 7.3%, or $6,079, to $89,831 for the year ended December 31, 2018 from $83,752 for the year ended December 31, 2017. The increase was a result of depreciation and amortization recorded on the hotels recently acquired or newly renovated. Real estate and personal property tax and property insurance increased $2,894, or 9.0%, for the year ended December 31, 2018 when compared to the same period in 2017. The main causes of this increase can be attributed to the following: (1) an approximate $650 increase in insurance costs related to our hotels located in South Florida; (2) a $1,100 increase in real estate and personal property tax related to hotels acquired since January 1, 2017; (3) a $1,184 decrease in real estate and personal property tax related to hotels sold since January 1, 2017; and (4) an increase of $1,972 related to property value reassessments and stabilization. The remaining increase is due to normal operating business activity. We typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions of expense resulting from successful real estate tax appeals.

General and administrative expense increased by approximately $3,328 to $26,881 for the year ended December 31, 2018 from $23,553 for the year ended December 31, 2017.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expense related to share based compensation increased $2,150 when comparing the year ended December 31, 2018 to the same period in 2017. This increase in share based compensation expense is primarily related to the election by our executive officers to receive share awards in lieu of cash bonuses earned during the year ended December 31, 2018. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.
Prior to January 1, 2018, acquisition and terminated deal costs typically consisted of transfer taxes, legal fees, and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Based on the updated accounting literature that defines purchases of businesses versus the purchase of assets, the majority of our acquisitions subsequent to 2017 will be viewed as the purchase of assets, which will result in the acquisition costs related to asset purchases being included in the purchase price of the asset. As a result, the expenses recorded to this line item during 2018 of $29 related to terminated deal costs, which is not comparable to the $2,203 of expenses recorded during 2017, which mostly related to hotel acquisitions.
Gains / Losses on Insurance Recoveries
During the year ended December 31, 2018, the Company recorded insurance recoveries in excess of property losses in the amount of $12,649, while we recognized a loss in excess of insurance recoveries of $4,268 during the comparable period in 2017.  During the year ended December 31, 2018 the Company received a total of $25,295 in insurance proceeds, which was offset by a total of $12,646 in funds applied to previously recorded insurance receivables, additional remediation expenses, and expenses due to franchisors based on business interruption settlements.
Operating Income
Operating income for the year ended December 31, 2018 was $52,700 compared to operating income of $49,569 during the same period in 2017. Operating income was negatively impacted by decreased hotel operating revenue, increased costs in areas such as hotel operating expenses, real estate taxes and property insurance, depreciation and amortization,and general and administrative expenses.  These items negatively affecting operating income were offset by gains from insurance recoveries and decreases in acquisition and terminated transaction costs. Additionally, the year ended December 31, 2017 contained a loss on impairment of assets of $4,082 while 2018 contained no such impairment loss.
Interest Expense
Interest expense increased $5,829 from $42,662 for the year ended December 31, 2017 to $48,491 for year ended December 31, 2018. The balance of our borrowings, excluding discounts and deferred costs, have increased by $2,289 in total between December 31, 2017 and December 31, 2018, as we originated a mortgage on the Annapolis Waterfront Hotel of $28,000 which was partially offset by mortgage debt paydowns of $1,611 and net paydowns on our Credit Facility of $24,100 since December 31, 2017.  The increase in interest expense when comparing the year ended December 31, 2018 to the corresponding period in 2017 can be explained by: (1) an increase in interest expense from the credit facility which contributed $4,011 incrementally; (2) an increase in interest expense from our notes payable due to variable rates increasing, resulting in an increase in expense of $511; and (3) the new mortgage debt on the Annapolis Waterfront Hotel that contributed $1,018 in expense during 2018. The remaining increase in interest expense is due to the increase in interest rates on our unhedged variable rate mortgages.
Gain on Disposition of Hotel Properties
During the year ended December 31, 2018, the Company recorded a gain of $4,148 related to the sales of the Hyatt House, Gaithersburg, MD, the Hampton Inn Seaport, New York, NY, and the Residence Inn, Tysons Corner, VA.  This is compared to a gain on sale recognized during the year ended December 31, 2017 of $90,350 related to the sales of the Residence Inn, Greenbelt, MD, Courtyard, Alexandria, VA, Hyatt House, Scottsdale, AZ, the Hyatt House, Pleasanton, CA, Hyatt House, Pleasant Hill, CA, and Holiday Inn Express, Chester, NY.

Unconsolidated Joint Venture Investments
The income (loss) from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $3,557 to income of $1,084 for the year ended December 31, 2018 compared to a loss of $2,473 during the same period in 2017, primarily due to the loss we recognized on our equity interest in the Cindat joint venture during 2017, for which we recognized no income or losses during 2018.
During the year ended December 31, 2017, we recognized a $16,240 gain on the remeasurement of investment in unconsolidated joint ventures related to our transfer and redemption of our joint venture interest in Mystic Partners, LLC.  In exchange for our interest in the partnership, we received 100% ownership of the Mystic Marriott Hotel & Spa and $11,623 in cash proceeds. We recognized no similar gain in 2018.
Income Tax Expense
During the year ended December 31, 2018, the Company recorded an income tax expense of $267 compared to $5,262 for the year ended December 31, 2017.  The large decrease in income tax expense is partially attributable to the change in the statutory tax rate applicable to the Company as a result of the recent changes in tax regulations, the Tax Cuts & Jobs Act, which reduced our federal tax rate from 34% in 2017 to 21% for periods thereafter. This decrease in the tax rate required the Company to remeasure our net deferred tax asset resulting in increased income tax expense of $4,601 that was recognized during the year ended December 31, 2017 with no comparable adjustment in 2018.
Net (Loss) Income Applicable to Common Shareholders
Net loss applicable to common shareholders for the year ended December 31, 2018 was $14,184 compared to income of $75,699 during the same period in 2017.  This decrease in net income was primarily caused by: (1) a lower net gain on hotel dispositions of $86,202; (2) decreased income from unconsolidated joint ventures of $12,683; and (3) increased interest expense of $5,829. Partially offsetting these items were: (1) a decrease of $4,995 in income tax expense; and (2) $6,697 in additional loss allocated to minority interest holders.
Comprehensive (Loss) Income Applicable to Common Shareholders
Comprehensive loss applicable to common shareholders for the year ended December 31, 2018 was $13,706 compared to comprehensive income of $78,075 for the same period in 2017. This change can be attributed to the items affecting Net Income Applicable to Common Shareholders as more fully described above. For the year ended December 31, 2018, we recorded comprehensive income of $8,881 compared to $107,476 of comprehensive income for the year ended December 31, 2017.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2017 TO DECEMBER 31, 2016
(dollars in thousands)
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

Hotel Operating Revenue for the year ended December 31, 2016		$466,370
Incremental Revenue Additions from Acquisitions (1/1/2016 - 12/31/2017):
Sanctuary Resort – Monterey, CA	$1,119
Hilton Garden Inn M Street – Washington, DC	2,640
The Envoy - Boston, MA	11,624
Courtyard - Sunnyvale, CA	9,094
The Ambrose - Santa Monica, CA	6,775
Mystic Marriott Hotel & Spa - Groton, CT	21,248
The Ritz-Carlton - Coconut Grove, FL	13,376
The Pan Pacific Hotel - Seattle, WA	13,127
The Westin - Philadelphia	14,382
Total Incremental Revenue from Acquisitions		93,385
Revenue Reductions from Dispositions (1/1/2016 - 12/31/2017):
Cindat Hotel Portfolio (7 hotels)	(18,109)
Hyatt Place - King of Prussia, PA	(1,460)
Hawthorn Suites - Franklin, MA	(2,117)
Residence Inn - Framingham, MA	(4,770)
Residence Inn - Norwood, MA	(3,669)
Residence Inn - Greenbelt, MD	(6,394)
Courtyard - Alexandria, VA	(7,414)
Hyatt House - Scottsdale, AZ	(3,211)
Hyatt House - Pleasant Hill, CA	(5,059)
Hyatt House - Pleasanton, CA	(4,806)
Holiday Inn Express - Chester, NY	(352)
Total Revenue Reductions from Dispositions		(57,361)
Revenue Reduction due to Hurricane Impacted Hotel Closures		(7,638)
Change in Hotel Operating Revenue for Remaining Hotels		2,384
Hotel Operating Revenue for the year ended December 31, 2017		$497,140
Expenses
Total hotel operating expenses, including room, food and beverage and other operating department expenses increased 12.2% to approximately $295,050 for the year ended December 31, 2017 from $262,956 for the year ended December 31, 2016. This increase in operating expenses is primarily attributable to hotel properties acquired in our existing portfolio, offset by a decrease in hotel operating expenses which were not recognized in the year ended December 31, 2017 due to hotel dispositions. The increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the year ended December 31 2016		$262,956
Incremental Expense Additions from Acquisitions (1/1/2016 - 12/31/2017):
Sanctuary Resort – Monterey, CA	$1,559
Hilton Garden Inn M Street – Washington, DC	1,341
The Envoy - Boston, MA	6,870
Courtyard - Sunnyvale, CA	3,996
The Ambrose - Santa Monica, CA	3,386
Mystic Marriott Hotel & Spa - Groton, CT	15,289
The Ritz-Carlton - Coconut Grove, FL	11,670
The Pan Pacific Hotel - Seattle, WA	9,502
The Westin - Philadelphia	8,502
Total Incremental Expenses from Acquisitions		62,115
Expense Reductions from Dispositions (1/1/2016 - 12/31/2017):
Cindat Hotel Portfolio (7 hotels)	(10,901)
Hyatt Place - King of Prussia, PA	(1,155)
Hawthorn Suites - Franklin, MA	(1,279)
Residence Inn - Framingham, MA	(2,420)
Residence Inn - Norwood, MA	(1,811)
Residence Inn - Greenbelt, MD	(2,994)
Courtyard - Alexandria, VA	(4,914)
Hyatt House - Scottsdale, AZ	(1,894)
Hyatt House - Pleasant Hill, CA	(2,402)
Hyatt House - Pleasanton, CA	(2,215)
Holiday Inn Express - Chester, NY	(157)
Total Expense Reductions from Dispositions		(32,142)
Expense Reductions due to Hurricane Impacted Hotel Closures		(3,401)
Change in Hotel Operating Expenses for Remaining Hotels		5,522
Hotel Operating Expenses for the year ended December 31, 2017		$295,050
Depreciation and amortization increased by 11.1%, or $8,362, to $83,752 for the year ended December 31, 2017 from $75,390 for the year ended December 31, 2016. The increase was a result of depreciation and amortization recorded on the hotels recently acquired. Real estate and personal property tax and property insurance increased $143, or 0.4%, for the year ended December 31, 2017 when compared to the same period in 2016. We typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions of expense resulting from successful real estate tax appeals. Additionally, the Company recorded a separate $4,082 impairment charge during the year ended December 31, 2017 related to one hotel as a result of an analysis that indicated that the carrying amount of the asset exceeded its fair value by an amount that was determined unrecoverable based on our estimated hold period for the property. This hotel was subsequently sold during 2018 with no additional impairment charge.
General and administrative expense decreased by approximately $891 to $23,553 for the year ended December 31, 2017 from $24,444 for the year ended December 31, 2016. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.   Expense related to share based compensation increased $1,238 when comparing the year ended December 31, 2017 to the same period in 2016. This increase in share based compensation expense is primarily related to the issuance of share awards under the 2014 Multi-Year LTIP during the year ended December 31, 2017 as the performance period ended December 31, 2016. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

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
Interest Expense
Interest expense decreased $1,690 from $44,352 for the year ended December 31, 2016 to $42,662 for the year ended December 31, 2017. The balance of our borrowings, excluding discounts and deferred costs, have decreased by $9,919 in total between December 31, 2016 and December 31, 2017, as we drew an additional $68,380 on our Credit Facility, which was more than offset by debt paydowns of $81,449 since December 31, 2016. The sale of properties with mortgage debt and the pay-off of other property-level debt during 2016 and 2017 resulted in a reduction of interest expense of $11,624 for the year ended December 31, 2017 compared to the corresponding period in 2016. This reduction in expense was partially offset by additional borrowings on the credit facility which contributed $6,733 incrementally to interest expense when comparing the year ended December 31, 2017 to the corresponding period in 2016.
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

Income Tax (Expense) Benefit
During the year ended December 31, 2017 , the Company recorded an income tax expense of $5,262 compared to an income tax benefit of $4,888 for the year ended December 31, 2016.  The large increase in income tax expense is partially attributable to the change in the statutory tax rate applicable to the Company as a result of the recent changes in tax regulations, the Tax Cuts & Jobs Act, which reduced our federal tax rate from 34% in 2017 to 21% for periods thereafter and the resulting revaluation of our deferred tax assets.  The remaining increase in income tax expense is attributable to the improved operating results of the taxable REIT subsidiary.  This decrease in the tax rate required the Company to remeasure our net deferred tax asset resulting in increased income tax expense of $4,601.
Net Income Applicable to Common Shareholders
Net income applicable to common shareholders for the year ended December 31, 2017 was $75,699 compared to income of $95,579 during the same period in 2016.  This decrease in net income was primarily caused by a lower hotel operating margin of $15,953, an increase in income tax expense of $10,150, and a lower net gain on hotel dispositions of $25,489. Offsetting these items were: (1) a decrease of $1,690 in interest expense and (2) a $16,831 expense incurred during 2016 as result of a lease buyout of a restaurant at our Courtyard by Marriott, Miami, FL property made in conjunction with an overall property improvement and up-branding strategy that did not occur in 2017.
Comprehensive Income Applicable to Common Shareholders
Comprehensive income applicable to common shareholders for the year ended December 31, 2017 was $78,075 compared to comprehensive income of $97,328 for the same period in 2016. This change can be attributed to the items affecting Net Income Applicable to Common Shareholders as more fully described above. For the year ended December 31, 2017, we recorded comprehensive income of $107,476 compared to $123,296 of comprehensive income for the year ended December 31, 2016.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except share data)
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
In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing hotel properties were met as of December 31, 2018. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.
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
As of December 31, 2018, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $10,000 outstanding under the Line of Credit. As of December 31, 2018, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $145,399 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the Credit Facility, Second Term Loan and Third Term Loan out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities and from proceeds from dispositions.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2018, we have $102,370 of indebtedness due on or before December 31, 2019. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.
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
In December 2017, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced on January 1, 2018. The new program expired on December 31, 2018. For the twelve months ended December 31, 2018, the Company repurchased 635,590 common shares for an aggregate purchase price of $10,833. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.
In December 2018, our Board of Trustees authorized a new share repurchase program for up to $50,000 of common shares which commenced on January 1, 2019. The new program will expire on December 31, 2019, unless extended by our Board of Trustees.
Acquisitions
During the year ended December 31, 2018, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Annapolis Waterfront Hotel, MD	3/28/2018	$—	$43,251	$1,802	$(3,199)	*	$41,854	$—
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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. We believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2018, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the year ended December 31, 2018 was $114,822 and cash used for the payment of distributions and dividends for the year ended December 31, 2018 was $72,514.

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

Spending on capital improvements during the year ended December 31, 2018 increased when compared to spending on capital improvements during the year ended December 31, 2017. During the year ended December 31, 2018, we spent $65,629 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $51,916 during the same period in 2017. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels. During the year ended December 31, 2018, we spent $38,754 on hotel development projects and construction on hurricane impacted hotels compared to $7,637 during the same period of 2017.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above. As a result of damage caused by Hurricane Irma, the Company incurred additional capital expenditures in order to return properties to working order. In some instances, but not all, the Company has recovered a portion of the capital expenditure costs through insurance proceeds. Currently negotiations with our insurance providers are continuing while we settle outstanding claims.

CASH FLOW ANALYSIS (dollars in thousands)
Comparison of the Years Ended December 31, 2018 and December 31, 2017
Net cash provided by operating activities increased $7,699 from $107,123 for the year ended December 31, 2017 to $114,822 for the comparable period in 2018. Net income, adjusted for non-cash items reflected in the statement of cash flows for the year ended December 31, 2018 decreased by $15,905 when compared to 2017. Proceeds from business interruption insurance totaled $8,440 for the year ended December 31, 2018 with no such proceeds in 2017. Furthermore, net changes in working capital assets and liabilities provided additional cash from operating activities of approximately $14,438.

Net cash used in investing activities for the year ended December 31, 2018 was $17,965 compared to net cash used in investing activities of $99,663 for the year ended December 31, 2017. We disposed of three hotel properties for proceeds of $64,880 for the year ended December 31, 2018 compared to the sale of six hotel properties for the year ended December 31, 2017 for $196,635. During the year ended December 31, 2018, we received $15,806 in insurance proceeds related to claims for property losses as a result of Hurricane Irma. Additionally during 2018, we received $47,738 in proceeds from the redemption of our preferred equity investment in our Cindat joint venture. Offsetting these sources of funds were $41,230 for the purchase of one hotel property during the year ended December 31, 2018 compared to $249,369 for the purchase of four hotel properties during 2017.  Additionally, our spending on capital expenditures and development projects for 2018 exceeded our spending from 2017 by $44,830, which was the result of planned property repositioning, restaurant re-concepting projects, and construction to repair damage caused by Hurricane Irma.
Net cash used in financing activities for the year ended December 31, 2018 was $81,660 compared to net cash used in financing activities for the year ended December 31, 2017 of $176,511.  For the year ended December 31, 2018, excluding activity on the line of credit, proceeds from borrowings totaled $28,000 while repayments on borrowings under the Term Loans and mortgages payable totaled $19,611, resulting in a net borrowings of $8,389.  For the year ended December 31, 2017, excluding activity on the line of credit, proceeds from borrowings totaled $58,380 while repayments on borrowings under the Term Loans and mortgages payable totaled $128,882, resulting in a net paydown of borrowings of $70,502. For the year ended December 31, 2018, the net activity on the line of credit resulted in a paydown of the line of credit balance by $6,100 compared to a net borrowing in the line of credit of $16,100 for the year ended  December 31, 2017.  The Company experienced decrease in cash outflows from financing activities for the year ended December 31, 2018 from cash paid on dividends and distributions, which decreased by $10,472 when comparing 2018 to 2017. The Company also had a reduction of cash spent on the repurchase of common shares, which decreased by $24,345 from the year ended December 31, 2017 when compared to the year ended December 31, 2018.
Comparison of the Years Ended December 31, 2017 and December 31, 2016
Net cash provided by operating activities increased $25,556 from $81,567 for the year ended December 31, 2016 to $107,123 for the comparable period in 2017. Net income, adjusted for non-cash items reflected in the statement of cash flows for the year ended December 31, 2017 increased by $9,282 when compared to 2016. Furthermore, a net decrease in working capital assets provided additional cash from operating activities of approximately $17,148.
Net cash used in investing activities for the year ended December 31, 2017 was $99,663 compared to net cash provided by investing activities of $144,704 for the year ended December 31, 2016. During 2016, we received $429,221 in net proceeds from contributions of seven hotel properties to the Cindat joint venture for which we did not have similar transactions in 2017.  We disposed of six hotel properties for proceeds of $196,635 for the year ended December 31, 2017 compared to the sale of four hotel properties for the year ended December 31, 2016 for $67,430. Offsetting these sources of funds were $249,369 for the purchase of four hotel properties during the year ended December 31, 2017 compared to $320,739 for the purchase of five hotel properties during 2016.  Additionally, our spending on capital expenditures and development projects for 2017 exceeded our spending from 2016 by $25,334, which was the result of planned property repositioning and restaurant re-concepting projects.
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

FUNDS FROM OPERATIONS
(in thousands, except share data)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We calculate FFO applicable to common shares and Common Units in accordance with the December 2018 Financial Standards White Paper of NAREIT, which we refer to as the White Paper. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP) excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by an entity. Our interpretation of the NAREIT definition is that noncontrolling interest in net income (loss) should be added back to (deducted from) net income (loss) as part of reconciling net income (loss) to FFO. Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.
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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Net (loss) income applicable to common shareholders	$(14,184)	$75,699	$95,579
(Loss) Income allocated to noncontrolling interests	(1,625)	5,072	4,477
(Income) loss from unconsolidated joint ventures	(1,084)	(13,767)	1,823
Gain on disposition of hotel properties	(4,148)	(90,350)	(115,839)
Loss from impairment of depreciable assets	—	5,926	—
Depreciation and amortization	89,831	83,752	75,390
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	68,790	66,332	61,430

Income (loss) from Unconsolidated Joint Ventures	1,084	13,767	(1,823)
Gain from remeasurement of investment in unconsolidated joint ventures	—	(16,240)	—
Unrecognized pro rata interest in (loss) income	(4,115)	7,398	9,783
Depreciation and amortization of purchase price in excess of historical cost (1)	94	(1,207)	(418)
Interest in depreciation and amortization of unconsolidated joint ventures (2)	4,536	3,967	5,036
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	1,599	7,685	12,578

Funds from Operations applicable to common shareholders and Partnership units	$70,389	$74,017	$74,008

Weighted Average Common Shares and Units Outstanding
Basic	39,383,763	41,423,804	42,957,199
Diluted	43,411,274	44,834,724	45,740,227

(1)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (dollars in thousands)
The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2018 and 2017 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2018 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

Revenue Recognition
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606 and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The Company has adopted the provisions of ASC 606 effective January 1, 2018, electing to utilize the modified retrospective transition method. The modified retrospective method allows for, among other things, a cumulative adjustment to opening equity upon adoption of the standard. The adoption of the provisions of ASC 606 was applied to contracts with customers using available practical expedients only for contracts with customers. The Company evaluated only those contracts with customers that did not meet the definition of a closed contract under the guidance of ASC 606 at the time of adoption. This approach resulted in no cumulative adjustment to opening equity for the Company as it relates to contracts with customers. The new revenue recognition model will not have a material impact on our hotel operating revenue.

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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company records advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest's stay. The Company notes no significant judgements regarding the recognition of room revenue.

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

The table below shows the cumulative effect our adoption of ASC 610-20 had on the opening balances of on our balance sheet on Janauary 1, 2018.

	Balance as Reported at December 31, 2017	Cumulative Effect of the Adoption of ASC 610-20	Balance at January 1, 2018, as Adjusted
Investment in Unconsolidated Joint Ventures	$3,569	$47,738	$51,307
Deferred Gain on Disposition of Hotel Assets	$81,284	$(81,284)	$—
Distributions in Excess of Net Income	$(335,373)	$123,228	$(212,145)
Noncontrolling Interests	$54,286	$5,793	$60,079

The quantitative impact of applying the prior accounting policies would have resulted in an increase of $129,021 in the deferred gain on disposition of hotel assets, an increase of $123,228 in distributions in excess of net income thereby decreasing shareholders' equity, and a decrease of $5,793 in noncontrolling interests at December 31, 2018. The adoption of ASC 610-20 did not materially impact the balances in the Company's consolidated statement of operations or its consolidated statement of cash flows.

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
Identifiable assets, liabilities, and noncontrolling interests related to hotel properties acquired are recorded at fair value. Estimating techniques and assumptions used in determining fair values involve significant estimates and judgments. These estimates and judgments have a direct impact on the carrying value of our assets and liabilities which can directly impact the amount of depreciation expense recorded on an annual basis and could have an impact on our assessment of potential impairment of our investment in hotel properties.
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
As of December 31, 2018, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.
New Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update will simplify several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update affect all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The provisions of the update are effective for the Company starting January 1, 2019. This update will not have a material effect on our consolidated financial statements and related disclosures based on the historic volatility of our stock price and the relative number of nonemployee share-based payments awards outstanding.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions. The provisions of the update are effective for the Company starting January 1, 2019. The Company adopted the provisions of this update effective January 1, 2019.  Based on the type of derivative instruments within the Company’s portfolio (See Note 7), the adoption of this update did not have a material effect on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases. We anticipate that our interests as a lessee in ground leases will have a more than inconsequential impact to our balance sheet as we have six ground leases under which we are the lessee. Based on the terms of our current leases, we have calculated the right-of-use asset and lease liability to be valued within the range of $40,000 and $60,000 as of January 1, 2019. We are currently determining the appropriate discount rate to utilize within our calculations of the right-of-use asset and lease liability, and, as such, we have not finalized our calculations as of December 31, 2018. We determined that there was no material change to the accounting for leases under which we are a lessor. We are still evaluating the impact this ASU will have on the accounting for our leasing arrangements as well as our disclosures within the notes to our financial statements. The provisions of the standard will be effective for the Company on January 1, 2019.

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Note 6, “Commitments and Contingencies and Related Party Transactions,” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2018.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long Term Debt	$386,444	$102,370	$129,853	$23,831	$130,390
Interest Expense on Long Term Debt	90,769	17,364	22,242	14,736	36,427
Unsecured Term Loans	700,900	—	493,900	207,000	—
Unsecured Line of Credit	10,000	—	10,000	—	—
Interest Expense on Credit Facility	76,024	29,396	39,939	6,689	—
Hotel Ground Rent and Office Rent	293,222	4,585	9,343	8,316	270,978
Total	$1,557,359	$153,715	$705,277	$260,572	$437,795

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)
Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2018, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second Term and Third Term Loans and certain variable rate mortgages and notes payable. As of December 31, 2018, we had total variable rate debt outstanding of $215,482 with a weighted average interest rate of 5.00%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2018 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2019 of $2,225.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2018, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY; Annapolis Waterfront Hotel, Annapolis, MD; and we have five interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Courtyard, LA Westside, Culver City, CA; and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.
As of December 31, 2018 approximately 88% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 12% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.
Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2018 to be approximately $1,058,927 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2018 to be approximately $1,106,867.
We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of December 31, 2018, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$1,437	$598,475	$230,020	$51,931	$881,863
Weighted Average Interest Rate	4.26%	4.33%	4.79%	4.74%	4.34%

Floating Rate Debt	$100,933	$25,278	$811	$78,460	$205,482
Weighted Average Interest Rate	5.04%	5.27%	5.40%	5.47%	5.10%

	$102,370	$623,753	$230,831	$130,391	$1,087,345

Line of Credit	$—	$10,000	$—	$—	$10,000
Weighted Average Interest Rate	—%	4.77%	—%	—%	4.77%
	$102,370	$633,753	$230,831	$130,391	$1,097,345
The table incorporates only those exposures that existed as of December 31, 2018, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for certain historical property sales in 2018 due to the adoption of FASB ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.
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
February 26, 2019

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]
໿

	December 31, 2018	December 31, 2017
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$2,026,659	$2,009,572
Investment in Unconsolidated Joint Ventures	4,004	3,569
Cash and Cash Equivalents	32,598	17,945
Escrow Deposits	8,185	7,641
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $188 and $49	10,241	11,999
Due from Related Parties	3,294	5,322
Intangible Assets, Net of Accumulated Amortization of $7,308 and $6,598	13,644	16,388
Other Assets	40,005	49,913
Hotel Assets Held for Sale	—	15,987
Total Assets	$2,138,630	$2,138,336

Liabilities and Equity:
Line of Credit	$10,000	$16,100
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	698,202	715,449
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,684	53,781
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	334,145	307,683
Accounts Payable, Accrued Expenses and Other Liabilities	70,947	58,770
Dividends and Distributions Payable	17,129	17,115
Deferred Gain on Disposition of Hotel Assets	—	81,284
Total Liabilities	$1,181,107	$1,250,182

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	2,708	—

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at December 31, 2018, and 3,000,000 Series C, 7,701,700 Series D and 4,000,000 Series E Shares Issued and Outstanding at December 31, 2017, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at December 31, 2018 and December 31, 2017; 39,458,626 and 39,916,661 Shares Issued and Outstanding at December 31, 2018 and December 31, 2017, respectively	395	399
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2018 and December 31, 2017	—	—
Accumulated Other Comprehensive Income	4,227	3,749
Additional Paid-in Capital	1,155,776	1,164,946
Distributions in Excess of Net Income	(267,740)	(335,373)
Total Shareholders' Equity	892,805	833,868

Noncontrolling Interests (Note 1):	62,010	54,286

Total Equity	954,815	888,154

Total Liabilities and Equity	$2,138,630	$2,138,336
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE /UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2018	2017	2016
Revenue:
Hotel Operating Revenues:
Room	$397,907	$411,149	$408,844
Food & Beverage	64,546	58,491	35,366
Other Operating Revenues	31,225	27,500	22,160
Other Revenues	1,385	1,097	259
Total Revenues	495,063	498,237	466,629

Operating Expenses:
Hotel Operating Expenses:
Room	88,663	90,716	89,055
Food & Beverage	52,122	47,906	29,566
Other Operating Expenses	158,064	156,428	144,335
Hotel Ground Rent	4,228	3,460	3,600
Real Estate and Personal Property Taxes and Property Insurance	35,194	32,300	32,157
General and Administrative (including Share Based Payments of $11,436, $9,286, and $8,048 for the years ended December 31, 2018, 2017, and 2016, respectively)	26,881	23,553	24,444
Acquisition and Terminated Transaction Costs	29	2,203	2,560
Loss on Impairment of Assets	—	4,082	—
Depreciation and Amortization	89,831	83,752	75,390
(Gains from) Property Losses in Excess of Insurance Recoveries	(12,649)	4,268	—
Total Operating Expenses	442,363	448,668	401,107

Operating Income	52,700	49,569	65,522

Interest Income	114	271	362
Interest Expense	(48,491)	(42,662)	(44,352)
Other Expense	(901)	(771)	(961)
Gain on Disposition of Hotel Properties	4,148	90,350	115,839
Lease Buyout	—	268	(16,831)
Loss on Debt Extinguishment	(22)	(590)	(1,187)
Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	7,548	96,435	118,392

Income (Loss) from Unconsolidated Joint Ventures	1,084	(2,473)	(1,823)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	—	16,240	—
Income (Loss) from Unconsolidated Joint Venture Investments	1,084	13,767	(1,823)

Income Before Income Taxes	8,632	110,202	116,569

Income Tax (Expense) Benefit	(267)	(5,262)	4,888

Net Income	8,365	104,940	121,457

Loss (Income) Allocated to Noncontrolling Interests - Common Units	916	(5,072)	(4,477)
Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	709	—	—
Preferred Distributions	(24,174)	(24,169)	(17,380)
Extinguishment of Issuance Costs Upon Redemption of Preferred Shares	—	—	(4,021)

Net (Loss) Income Applicable to Common Shareholders	$(14,184)	$75,699	$95,579
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2018	2017	2016
Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.38)	$1.82	$2.21

DILUTED
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.38)	$1.79	$2.18

Weighted Average Common Shares Outstanding:
Basic	39,383,763	41,423,804	42,957,199
Diluted*	39,383,763	42,056,431	43,530,731

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:
໿

	Year Ended December 31,
	2018	2017	2016
Common Units and Vested LTIP Units	3,141,981	2,778,293	2,209,496
Unvested Stock Awards and LTIP Units Outstanding	358,141	—	—
Contingently Issuable Share Awards	527,389	—	—
Total Potentially Dilutive Securities Excluded from the Denominator	4,027,511	2,778,293	2,209,496
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS]
໿

	Year Ended December 31,
	2018	2017	2016
Net Income	$8,365	$104,940	$121,457

Change in Fair Value of Derivative Instruments	3,343	3,130	2,449
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(2,827)	(594)	(610)
Total Other Comprehensive Income	$516	$2,536	$1,839

Comprehensive Income	8,881	107,476	123,296
Less: Comprehensive Loss (Income) Applicable to Noncontrolling Interests - Common Units	878	(5,232)	(4,567)
Less: Comprehensive Loss Applicable to Noncontrolling Interests - Consolidated Joint Venture	709	—	—
Less: Preferred Distributions	(24,174)	(24,169)	(17,380)
Less: Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	—	—	(4,021)
Comprehensive (Loss) Income Applicable to Common Shareholders	$(13,706)	$78,075	$97,328
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

		Shareholders' Equity								Noncontrolling Interests			Reedemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2017	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(335,373)	833,868	3,223,366	54,286	888,154	—
Cumulative Effect of Adoption of ASC 610-20	—	—	—	—	—	—	—	123,228	123,228	—	5,793	129,021	—
Adjusted balance at January 1, 2018	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(212,145)	957,096	3,223,366	60,079	1,017,175	—
Unit Conversion	62,807	1	—	—	—	1,172	—	—	1,173	(62,807)	(1,173)	—	—
Repurchase of Common Shares	(635,590)	(6)	—	—	—	(10,827)	—	—	(10,833)	—	—	(10,833)	—
Preferred Shares ATM Issuance, Net of Costs	—	—	—	1,514	—	(128)	—	—	(128)	—	—	(128)	—
Dividends and Distributions declared:
Common Shares ($1.12 per share)	—	—	—	—	—	—	—	(44,119)	(44,119)	—	—	(44,119)	—
Preferred Shares	—	—	—	—	—	—	—	(24,174)	(24,174)	—	—	(24,174)	—
Common Units ($1.12 per share)	—	—	—	—	—	—	—	—	—	—	(2,331)	(2,331)	—
LTIP Units ($1.12 per share)	—	—	—	—	—	—	—	—	—	—	(1,980)	(1,980)	—
Dividend Reinvestment Plan	4,132	—	—	—	—	77	—	—	77	—	—	77	—
Share Based Compensation:
Grants	110,616	1	—	—	—	997	—	—	998	589,106	—	998	—
Amortization	—	—	—	—	—	2,247	—	—	2,247	—	8,293	10,540	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	3,417
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	478	—	478	—	38	516	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(2,708)	—	—	(2,708)	—	—	(2,708)	2,708
Net Income (loss)	—	—	—	—	—	—	—	12,698	12,698	—	(916)	11,782	(3,417)
Balance at December 31, 2018	39,458,626	395	—	14,703,214	147	1,155,776	4,227	(267,740)	892,805	3,749,665	62,010	954,815	2,708
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2016	41,770,514	418	—	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	879,739
Unit Conversion	23,964	—	—	—	—	392	—	—	392	(23,964)	(392)	—
Repurchase of Common Shares	(1,991,573)	(20)	—	—	—	(35,158)	—	—	(35,178)	—	—	(35,178)
Common Units Issued	—	—	—	—	—	—	—	—	—	225,000	4,133	4,133
Preferred Shares ATM Issuance, Net of Costs	—	—	—	1,700	—	(219)	—	—	(219)			(219)
Dividends and Distributions declared:
Common Shares ($1.12 per share)	—	—	—	—	—	—	—	(46,241)	(46,241)	—	—	(46,241)
Preferred Shares	—	—	—	—	—	—	—	(24,169)	(24,169)	—	—	(24,169)
Common Units ($1.12 per share)	—	—	—	—	—	—	—	—	—	—	(2,270)	(2,270)
LTIP Units ($1.12 per share)	—	—	—	—	—	—	—	—	—	—	(1,452)	(1,452)
Dividend Reinvestment Plan	4,425	—	—	—	—	81	—	—	81	—	—	81
Share Based Compensation:
Grants	109,331	1	—	—	—	28	—	—	29	183,784	779	808
Amortization	—	—	—	—	—	1,511	—	—	1,511	—	3,935	5,446
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	2,376	—	2,376	—	160	2,536
Net Income	—	—	—	—	—	—	—	99,868	99,868	—	5,072	104,940
Balance at December 31, 2017	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(335,373)	833,868	3,223,366	54,286	888,154
The Accompanying Notes are an Integral Part of These Consolidated Financial Statement

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2015	44,457,368	444	—	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155
Repurchase of Common Shares	(2,772,710)	(27)	—	—	—	(52,028)	—	—	(52,055)	—	—	—	—	(52,055)
Common Units Issued	—	—	—	—	—	—	—	—	—	225,000	4,430	—	4,430	4,430
Preferred Shares
Preferred Share Offering, Net of Costs	—	—	—	11,700,000	117	282,467	—	—	282,584	—	—	—	—	282,584
Preferred Share Redemption	—	—	—	(4,600,000)	(46)	(114,954)	—	—	(115,000)	—	—	—	—	(115,000)
Dividends and Distributions declared:
Common Units ($1.32 per share)	—	—	—	—	—	—	—	(56,157)	(56,157)	—	—	—	—	(56,157)
Preferred Shares	—	—	—	—	—	—	—	(17,380)	(17,380)	—	—	—	—	(17,380)
Common Units ($1.32 per share)	—	—	—	—	—	—	—	—	—	—	(2,356)	—	(2,356)	(2,356)
LTIP Units ($1.32 per share)	—	—	—	—	—	—	—	—	—	—	(1,574)	—	(1,574)	(1,574)
Dividend Reinvestment Plan	3,518	—	—	—	—	63	—	—	63	—	—	—	—	63
Share Based Compensation:
Grants	82,338	1	—	—	—	(398)	—	—	(397)	294,245	1,060	—	1,060	663
Amortization	—	—	—	—	—	1,417	—	—	1,417	—	5,971	—	5,971	7,388
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	1,839	—	1,839	—	—	—	—	1,839
Exercise of Option to Acquire Noncontrolling Interest	—	—	—	—	—	(4,515)	—	—	(4,515)	—	—	2,197	2,197	(2,318)
Net Income (Loss)	—	—	—	—	—	—	—	116,980	116,980	—	4,914	(437)	4,477	121,457
Balance at December 31, 2016	41,770,514	418	—	14,700,000	147	1,198,311	1,373	(364,831)	835,418	2,838,546	44,321	—	44,321	879,739
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS]
໿

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net Income	$8,365	$104,940	$121,457
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(4,148)	(90,350)	(115,839)
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	—	(16,240)	—
Property Impairment	—	4,082	—
(Gains from) Property Losses in Excess of Insurance Recoveries	(12,649)	4,268	—
Lease Buyout	—	(294)	11,845
Deferred Taxes	(144)	5,262	(4,888)
Depreciation	88,897	82,004	74,644
Amortization	2,816	3,550	2,022
Loss on Debt Extinguishment	22	590	1,187
Equity in (Income) Loss of Unconsolidated Joint Ventures	(1,084)	2,473	1,823
Loss Recognized on Change in Fair Value of Derivative Instrument	215	60	50
Share Based Compensation Expense	11,436	9,286	8,048
Distributions from Unconsolidated Joint Ventures	1,426	700	1,574
Proceeds Received for Business Interruption Insurance Claims, net	8,440	—	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	1,760	(135)	1,024
Other Assets	(2,556)	1,072	1,286
Due from Related Parties	1,307	13,010	(12,089)
(Decrease) Increase in:
Due to Related Parties	—	—	(8,789)
Accounts Payable, Accrued Expenses and Other Liabilities	10,719	(17,155)	(1,788)
Net Cash Provided by Operating Activities	$114,822	$107,123	$81,567

Investing Activities:
Purchase of Hotel Property Assets	$(41,230)	$(249,369)	$(320,739)
Deposits on Hotel Acquisitions	—	(1,000)	—
Capital Expenditures	(65,629)	(51,916)	(33,267)
Cash Paid for Hotel Development Projects	(38,754)	(7,637)	(952)
Proceeds from Disposition of Hotel Properties	64,880	196,635	67,430
Contributions to Unconsolidated Joint Ventures	(1,000)	—	—
Proceeds from Insurance Claims	15,806	—	—
Proceeds from the Sale of Joint Venture Interests	—	11,624	—
Proceeds from Contribution of Hotel Property Assets to Unconsolidated Joint Venture	—	—	429,221
Repayment of Notes Receivable	—	2,000	—
Distributions from Unconsolidated Joint Ventures	47,962	—	3,011
Net Cash (Used in) Provided by Investing Activities	$(17,965)	$(99,663)	$144,704
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS]

	Year Ended December 31,
	2018	2017	2016
Financing Activities:
(Repayment) Borrowings Under Line of Credit, Net	$(6,100)	$16,100	$(27,000)
Proceeds of Unsecured Term Loan Borrowing	—	58,380	156,100
Repayment of Borrowings Under Unsecured Term Loan Borrowing	(18,000)	(6,100)	(39,480)
Principal Repayment of Mortgages and Notes Payable	(1,611)	(122,782)	(210,379)
Proceeds from Mortgages and Notes Payable	28,000	—	—
Cash Paid for Deferred Financing Costs	(409)	(3,352)	(2,467)
Cash Paid for Debt Extinguishment	—	(374)	(1,024)
Proceeds from Issuance of Preferred Shares, Net	—	43	282,686
Redemption of Series B Preferred Shares	—	—	(115,000)
Repurchase of Common Shares	(10,833)	(35,178)	(52,055)
Exercise of Option to Acquire Noncontrolling Interest	—	—	(2,318)
Dividends Paid on Common Shares	(44,176)	(55,034)	(48,523)
Dividends Paid on Preferred Shares	(24,174)	(23,771)	(16,116)
Distributions Paid on Common Units and LTIP Units	(4,164)	(4,181)	(3,217)
Other Financing Activities	(193)	(262)	—
Net Cash Used in Financing Activities	$(81,660)	$(176,511)	$(78,793)

Net Increase (Decrease) in Cash and Cash Equivalents	$15,197	$(169,051)	$147,478
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	25,586	194,637	47,159

Cash, Cash Equivalents, and Restricted Cash - End of Period	$40,783	$25,586	$194,637
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
As of December 31, 2018, the Company, through the Partnership and subsidiary partnerships, wholly owned 38 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.
In addition to the wholly owned hotel properties, as of December 31, 2018, the Company owned an unconsolidated joint venture interest in nine properties and a consolidated joint venture interest in one property. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:
໿

Joint Venture	Property	Location	Lessee/Sublessee

Unconsolidated Joint Ventures
Cindat Hersha Owner JV, LLC (1)	Hampton Inn	Herald Square, New York, NY	Cindat Hersha Lessee JV, LLC
	Hampton Inn	Chelsea, New York, NY	Cindat Hersha Lessee JV, LLC
	Hampton Inn	Times Square, New York, NY	Cindat Hersha Lessee JV, LLC
	Holiday Inn Express	Times Square, New York, NY	Cindat Hersha Lessee JV, LLC
	Candlewood Suites	Times Square, New York, NY	Cindat Hersha Lessee JV, LLC
	Holiday Inn	Wall Street, New York, NY	Cindat Hersha Lessee JV, LLC
	Holiday Inn Express	Water Street, New York, NY	Cindat Hersha Lessee JV, LLC
SB Partners, LLC (2)	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC
Hiren Boston, LLC (2)	Courtyard	South Boston, MA	South Bay Boston, LLC
SB Partners Three, LLC (3)	Home2 Suites	South Boston, MA	SB Partners Three Lessee, LLC
(1) Our common ownership interest in the Cindat Hersha Owner JV, LLC equals 31.2% at December 31, 2018.
(2) Our common ownership interest in SB Partners, LLC and Hiren Boston, LLC equals 50%.
(3) Our common ownership interest in SB Partners Three, LLC equals 50%. This property is currently under development and is expected to open in 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The properties are managed by eligible independent management companies, including Hersha Hospitality Management, LP (“HHMLP”). HHMLP is owned in part by certain of our trustees and executive officers and other unaffiliated third party investors as defined by the Internal Revenue Code.
Principles of Consolidation and Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include all of our accounts as well as accounts of the Partnership, subsidiary partnerships and our wholly owned TRS Lessee. All significant inter-company amounts have been eliminated.
Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also evaluated for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity ("VIE") or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s:  HHLP; Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; Hersha Holding RC Owner, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.  As noted, HHLP meets the criteria as a VIE.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.  Cindat Hersha Lessee JV, LLC is a VIE that leases hotel property. The entity is consolidated by the lessors, the primary beneficiary. Our maximum exposure to losses due to our investment in Cindat Hersha Owner JV, LLC is limited to our investment in the joint venture which is $0 as of December 31, 2018. Also, South Bay Boston, LLC and SB Partners Three Lessee, LLC, which lease hotel property are a VIE's. The entities are consolidated by the respective lessors, the primary beneficiary. Hersha Holding RC Owner, LLC is the owner entity of the Ritz Carlton Coconut Grove and is a VIE. HHLP is considered the primary beneficiary of the VIE and consolidates the joint venture with the minority owner interest presented as part of noncontrolling interest within the Consolidated Balance Sheets as of December 31, 2018. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout these Consolidated Financial Statements, different assumptions and estimates could materially impact our reported results.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business offers guidance when evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which requires capitalization of acquisition costs to the underlying assets. Acquisition-related cost, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets in the acquisition of a business.
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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
Deferred Financing Costs
Deferred financing costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred financing costs associated with our line of credit are recorded within the Other Assets line item in our Consolidated Balance Sheets. Deferred financing costs associated with our term loans, mortgage debt, or subordinated notes are recorded as contra-liabilities within each respective line item on our Consolidated Balance Sheets. All amortization of deferred financing costs is presented with in the Interest Expense line on our Consolidated Statements of Operations.
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
Noncontrolling Interest
Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2018, 2017 and 2016 was 91.3%, 92.5%, and 93.6%, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
We classify the noncontrolling interests of our common units of limited partnership interest in HHLP ("Common Units"), and Long Term Incentive Plan Units ("LTIP Units") as equity. LTIP Units are a seperate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $62,010 as of December 31, 2018 and $54,286 as of December 31, 2017. As of December 31, 2018, there were 3,749,665 Common Units and LTIP Units collectively outstanding with a fair market value of $65,769, based on the price per share of our common shares on the NYSE on such date.
In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.
On April 2, 2018, we entered into a joint venture with the party from which we acquired the Ritz-Carlton Coconut Grove, FL. By exercising an option provided to the seller in connection with our purchase of the property in 2017, our joint venture partner will have a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheet and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheet. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the year ended December 31, 2018, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $3,417, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. On December 31, 2018, we reclassified $2,708 from Additional Paid in Capital to Noncontrolling Joint Venture Interest to recognize interest at the put option redemption value of $2,708.
Net income or loss attributed to Common Units and LTIP Units, as well as the net income or loss related to the noncontrolling interests of our consolidated variable interest entity, is included in net income or loss in the consolidated statements of operations. Net income or loss attributed to the Common Units, LTIP Units, and the noncontrolling interests of our consolidated joint ventures is excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.
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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
Terms of the Series C, Series D and Series E Preferred Shares outstanding at December 31, 2018 and 2017 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Year Ended December 31,
Series	December 31, 2018	December 31, 2017	Aggregate Liquidation Preference	Distribution Rate	2018	2017
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.7188	$1.7188
Series D	7,701,700	7,701,700	$192,500	6.500%	$1.6250	1.6250
Series E	4,001,514	4,000,000	$100,000	6.500%	$1.6250	1.6250
Total	14,703,214	14,701,700
Our partnership agreement allows for the issuance of profits interests in HHLP in the form of LTIP Units, a class of limited partnership units in HHLP, and defines the terms of the LTIP Units. The LTIP Units vest on December 31 and June 1 of each year, beginning on December 31, 2014 and ending on June 1, 2017. The LTIP Units contain restricted stock awards that were forfeited and replaced with LTIP Unit awards with similar terms. The total number of Restricted Stock Awards forfeited and LTIP Units awarded was 1,948,324.
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
In April 2017, we entered into Equity Distribution Agreements with four investment banks whereby we agreed to sell up to 8,000,000 Class A common shares, up to 1,000,000 Series D Cumulative Redeemable Preferred Shares, and up to 1,000,000 Series E Cumulative Redeemable Preferred Shares from time to time in an “at the market” offering.  In conjunction with this transaction, the Company increased the number of authorized Class A common shares from 90,000,000 to 104,000,000.  For the year ended December 31, 2018, we issued 1,514 Series E Preferred Shares through this program. For the year ended December 31, 2017, we issued 1,700 Series D Preferred Shares through this program.
In December 2017, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced on January 1, 2018 and expired on December 31, 2018. For the year ended December 31, 2018, we repurchased 635,590 common shares for an aggregate purchase price of $10,834. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.
In December 2018, our Board of Trustees authorized a new share repurchase program for up to $50,000 of common shares which commenced on January 1, 2019. The program will expire on December 31, 2019, unless extended by the Board of Trustees.
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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
Revenue Recognition
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606 and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The Company has adopted the provisions of ASC 606 effective January 1, 2018, electing to utilize the modified retrospective transition method. The modified retrospective method allows for, among other things, a cumulative adjustment to opening equity upon adoption of the standard. The adoption of the provisions of ASC 606 was applied to contracts with customers using available practical expedients only for contracts with customers. The Company evaluated only those contracts with customers that did not meet the definition of a closed contract under the guidance of ASC 606 at the time of adoption. This approach resulted in no cumulative adjustment to opening equity for the Company as it relates to contracts with customers. The new revenue recognition model did not have a material impact on our hotel operating revenue.

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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company records advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest's stay. The Company notes no significant judgements regarding the recognition of room revenue.

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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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

The table below shows the cumulative effect our adoption of ASC 610-20 had on the opening balances of on our balance sheet on Janauary 1, 2018.

	Balance as Reported at December 31, 2017	Cumulative Effect of the Adoption of ASC 610-20	Balance at January 1, 2018, as Adjusted
Investment in Unconsolidated Joint Ventures	$3,569	$47,738	$51,307
Deferred Gain on Disposition of Hotel Assets	$81,284	$(81,284)	$—
Distributions in Excess of Net Income	$(335,373)	$123,228	$(212,145)
Noncontrolling Interests	$54,286	$5,793	$60,079

The quantitative impact of applying the prior accounting policies would have resulted in an increase of $129,021 in the deferred gain on disposition of hotel assets, an increase of $123,228 in distributions in excess of net income thereby decreasing shareholders' equity, and a decrease of $5,793 in noncontrolling interests at December 31, 2018. The adoption of ASC 610-20 did not materially impact the balances in the Company's consolidated statement of operations or its consolidated statement of cash flows.

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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2018, 2017 and 2016, the Company did not record any uncertain tax positions. As of December 31, 2018, with few exceptions, the Company is subject to tax examinations by federal, state, and local income tax authorities for years 2003 through 2018.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
New Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update will simplify several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update affects all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The provisions of the update are effective for the Company starting January 1, 2019. This update will not have a material effect on our consolidated financial statements and related disclosures based on the historic volatility of our stock price and the relative number of nonemployee share-based payments awards outstanding.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions. The provisions of the update are effective for the Company starting January 1, 2019. The Company adopted the provisions of this update effective January 1, 2019.  Based on the type of derivative instruments within the Company’s portfolio (See Note 7), the adoption of this update did not have a material effect on our consolidated financial statements and related disclosures.

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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases. We anticipate that our interests as a lessee in ground leases will have a more than inconsequential impact to our balance sheet as we have six ground leases under which we are the lessee. Based on the terms of our current leases, we have calculated the right-of-use asset and lease liability to be valued within the range of $40,000 and $60,000 as of January 1, 2019. We are currently determining the appropriate discount rate to utilize within our calculations of the right-of-use asset and lease liability, and, as such, we have not finalized our calculations as of December 31, 2018. We determined that there was no material change to the accounting for leases under which we are a lessor. We are still evaluating the impact this ASU will have on the accounting for our leasing arrangements as well as our disclosures within the notes to our financial statements. The provisions of the standard will be effective for the Company on January 1, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Land	$518,243	$532,549
Buildings and Improvements	1,688,459	1,603,655
Furniture, Fixtures and Equipment	278,098	250,922
Construction in Progress	3,804	9,503
	2,488,604	2,396,629

Less Accumulated Depreciation	(461,945)	(387,057)

Total Investment in Hotel Properties	$2,026,659	$2,009,572
Depreciation expense on hotel properties was $88,598,  $81,632 and $74,288 for the years ended December 31, 2018, 2017 and 2016, respectively.
During the year ended December 31, 2018, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Annapolis Waterfront Hotel, MD	3/28/2018	$—	$43,251	$1,802	$(3,199)	*	$41,854	$—

* Consists entirely of $3,199 of above market ground lease liability, which is recorded in Other Liabilities on the consolidated balance sheet.

During the year ended December 31, 2017, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Mystic Marriott Hotel & Spa, Groton, CT (1)	1/3/2017	1,420	40,440	7,240	899	*	49,999	41,333
The Ritz-Carlton, Coconut Grove, FL	2/1/2017	5,185	30,825	1,064	(291)	**	36,783	3,150
The Pan Pacific Hotel, Seattle, WA	2/21/2017	13,079	59,256	6,665	—		79,000	—
Philadelphia Westin, Philadelphia, PA	6/29/2017	19,154	103,406	12,024	367	***	134,951	—

Total		$38,838	$233,927	$26,993	$975		$300,733	$44,483

(1) Mystic Marriott Hotel & Spa was acquired as partial consideration within the transaction to redeem and transfer our joint venture interest in Mystic Partners, LLC. See Note 3 for further description of the transaction.

* Consists entirely of $899 of advanced bookings.
** Includes an intangible asset for a lease-in-place of $229, and a below market lease liability of $520.
*** Consists entirely of $367 of advanced bookings.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
The above acquisition for the year ended December 31, 2018 is considered an asset acquisition under US GAAP. As such acquisition-related costs, such as due diligence, legal fees and other costs, have been capitalized and allocated to the assets acquired based on their relative fair values as of December 31, 2018. Prior to January 1, 2018, acquisition-related costs, such as due diligence, legal and accounting fees, were considered part of a business acquisition under US GAAP. As such, they are not capitalized or applied in determining the fair value of the above acquired assets as of December 31, 2017. During the years ended December 31, 2018, 2017, and 2016, we incurred $29, $2,203, and $2,560 in acquisition costs related to acquired assets and costs related to terminated transactions, respectively.

Included in the consolidated statements of operations for the year ended December 31, 2018 are total revenues of $9,574 and a total net income of $1,753 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition as presented in the table below:

	Year Ended December 31, 2018
Hotel	Revenue	Net Income
Annapolis Waterfront Hotel, MD	$9,574	$1,753

Included in the consolidated statement of operations for the year ended December 31, 2017 are total revenues of $62,147 and a total net income of $3,042 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition as presented in the table below:

	Year Ended December 31, 2017
Hotel	Revenue	Net Income (Loss)
Mystic Marriott Hotel & Spa, Groton, CT	$21,247	$1,700
The Ritz-Carlton, Coconut Grove, FL	13,390	(693)
The Pan Pacific Hotel, Seattle, WA	13,128	493
Philadelphia Westin, Philadelphia, PA	14,382	1,542

Total	$62,147	$3,042
Property Damage from Natural Disaster
During September 2017, all six of our hotels located in South Florida incurred property damage and an interruption of business operations as a result of Hurricane Irma. Two of our hotels, the Courtyard Cadillac Miami and the Parrot Key Hotel & Resort, incurred significant physical damage and were closed due to the disaster. The Courtyard Cadillac Miami opened for business in the third quarter of 2018, and the Parrot Key Hotel & Resort opened for business in the fourth quarter of 2018, respectively. The remaining four properties have resumed normal business activities as of December 31, 2018. During the year ended December 31, 2018, we recorded a net gain in excess of estimated insurance recoveries of $12,649.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Hotel Dispositions
During the years ended December 31, 2018, 2017, and 2016, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain (Loss) on Disposition

Hyatt House Gaithersburg, MD	December 2006	February 2018	$19,000	$2,441
Hampton Inn Pearl Street, NY	June 2014	March 2018	32,400	926
Residence Inn Tysons Corner, VA	February 2006	October 2018	15,700	781

2018 Total				$4,148

Residence Inn, Greenbelt, MD	July 2004	January 2017	$35,000	$19,541
Courtyard Alexandria, VA	September 2006	January 2017	27,000	(1,123)
Hyatt House Scottsdale, AZ	December 2006	June 2017	36,000	15,015
Hyatt House Pleasant Hill, CA	December 2006	June 2017	45,000	22,406
Hyatt House Pleasanton, CA	December 2006	June 2017	49,500	33,507
Holiday Inn Express, Chester, NY	January 2007	December 2017	8,400	1,004

2017 Total				$90,350

Cindat Hotel Portfolio (7)	April 2005 - March 2011	April 2016	543,500	89,892
Hyatt Place, King of Prussia, PA	August 2010	May 2016	13,000	5,375
Hawthorn Suites, Franklin, MA	April 2006	September 2016	8,900	(438)
Residence Inn, Framingham, MA	March 2004	November 2016	25,000	11,467
Residence Inn, Norwood, MA	July 2006	November 2016	22,000	9,543

2016 Total				$115,839
On February 4, 2016, we announced the signing of asset purchase and contribution agreements (the "Contribution Agreements") with Cindat Manhattan Hotel Portfolio (US) LLC ("Cindat") to form a joint venture, Cindat Hersha Owner JV, LLC (the "Owner JV"), which initially invested in seven of our limited service hotels in Manhattan (the "JV Properties"). This transaction was consummated on April 29, 2016. The Contribution Agreements valued the JV Properties at $543,500. Cindat contributed $354,550 and received a 70% senior common equity interest in Owner JV. We contributed the JV Properties to Owner JV and received $354,550 in cash and a preferred equity interest initially valued at $37,000. In addition, we retained a 30% junior common equity interest in Owner JV. We contributed $12,239 and Cindat contributed an aggregate of $14,105 in working capital and closing costs for the formation of Owner JV, and finance costs related to debt originated on the JV Properties by Owner JV. In addition, we incurred additional closing costs associated with the contribution of the JV Properties to Owner JV of $10,653.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Assets Held For Sale
We have classified the assets related to these hotels as held for sale as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Land	$—	$2,911
Buildings and Improvements	—	20,168
Furniture, Fixtures and Equipment	—	4,340
	—	27,419

Less: Accumulated Depreciation & Amortization	—	(11,432)

Assets Held for Sale	$—	$15,987
Pro Forma Results (Unaudited)
The following condensed pro forma financial data are presented as if all acquisitions completed since January 1, 2018 and 2017 had been completed on January 1, 2017 and 2016, respectively. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2018 and 2017 at the beginning of the year presented, nor do they purport to represent the results of operations for future periods.

	Year Ended December 31,
	2018	2017
Pro Forma Total Revenues	$497,686	$526,768

Pro Forma Net Income	8,712	111,595
Loss (Income) Allocated to Noncontrolling Interest	1,599	(5,491)
Preferred Distributions	(24,174)	(24,169)
Pro Forma (Loss) Income Applicable to Common Shareholders	$(13,863)	$81,935

Pro Forma (Loss) Income Applicable to Common Shareholders per Common Share
Basic	$(0.35)	$1.98
Diluted	$(0.35)	$1.95

Weighted Average Common Shares Outstanding
Basic	39,383,763	41,423,804
Diluted	39,383,763	42,056,431

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2018 and December 31, 2017 our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	December 31, 2018	December 31, 2017

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	$1,125	$1,407
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	1,879	2,162
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50.0%	1,000	—
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	—	—
			$4,004	$3,569

On September 27, 2018, we entered into a joint venture agreement with JHM SB Three Member, LLC which will own a Home2 Suites located in South Boston, MA. Each partner will have a 50.0% interest of this asset, which is currently under development and is expected to open in 2020. At the onset of the agreement, each partner contributed $1,000 and any additional contributions will be made equally by each party until construction financing is secured.
On February 6, 2018, Cindat Hersha Owner JV, LLC repaid in full outstanding mortgage debt from an existing senior loan and mezzanine loan, and simultaneously entered into a new senior loan agreement with new lenders. A portion of the net cash proceeds from the refinance was used to distribute $47,738 to the Company to fully redeem our recorded preferred equity interest in the venture. While this transaction fully redeemed our preferred equity interest in the venture, the Company continues to hold a common equity investment in this joint venture which has a balance of $0 at December 31, 2018.
As a result of net distributions of Cindat Hersha Owner JV, LLC to Cindat and the Company during the three months ended March 31, 2018, the common interests of each member and common membership interests effective retroactively to January 1, 2018 is 31.2% to HHLP and 68.8% to Cindat. There are no remaining preferred equity interests.
Effective January 1, 2018, the member allocations for distributions of net cash flow from operations, distributions from capital transactions and allocation of income and loss are based on these new common contributions and percentage interests. See the Income/Loss Allocation section below for a full explanation how income and loss are allocated for Cindat Hersha Owner JV, LLC.
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
Income/Loss Allocation
Effective January 1, 2018, the Cindat Hersha Owner JV, LLC cash available for distribution will be distributed to (1) Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 9.5%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest.  Any cash available for distribution remaining will be split 31.2% to us and 68.8% to Cindat.  Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of December 31, 2018 and 2017, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture.  This difference is due to difference in our basis inside the venture versus our basis outside of the venture.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
Income recognized during the years ended December 31, 2018, 2017 and 2016, for our investments in unconsolidated joint ventures is as follows:

	Year Ended December 31,
	2018	2017	2016
SB Partners, LLC	$218	$494	$618
Hiren Boston, LLC	866	750	839
SB Partners Three, LLC	—	—	—
Cindat Hersha Owner JV, LLC	—	(3,717)	(137)
Mystic Partners, LLC	—	—	(3,143)
Income (Loss) from Unconsolidated Joint Venture Investments	$1,084	$(2,473)	$(1,823)
The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017 and 2016.

Balance Sheets
	December 31, 2018	December 31, 2017
Assets
Investment in Hotel Properties, Net	$569,609	$568,724
Other Assets	30,088	46,158
Total Assets	$599,697	$614,882

Liabilities and Equity
Mortgages and Notes Payable	$422,205	$359,121
Other Liabilities	7,478	7,901
Equity:
Hersha Hospitality Trust	15,554	88,936
Joint Venture Partner(s)	155,053	159,182
Accumulated Other Comprehensive Loss	(593)	(258)
Total Equity	170,014	247,860

Total Liabilities and Equity	$599,697	$614,882

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations
	Year Ended December 31,
	2018	2017	2016
Room Revenue	$98,123	$93,254	$118,645
Other Revenue	2,350	1,965	24,424
Operating Expenses	(46,319)	(43,245)	(80,091)
Lease Expense	(658)	(691)	(1,143)
Property Taxes and Insurance	(11,882)	(11,274)	(9,512)
General and Administrative	(5,489)	(5,179)	(8,976)
Depreciation and Amortization	(13,403)	(12,331)	(13,286)
Interest Expense	(26,289)	(20,965)	(18,568)
Loss on Debt Extinguishment	(7,270)	—	—
Acquisition Costs	—	—	(1,468)
Other Income	—	—	2,466
Loss Allocated to Noncontrolling Interests	—	—	(46)

Net (Loss) Income	$(10,837)	$1,534	$12,445
The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
Our share of equity recorded on the joint ventures' financial statements	$15,554	$88,936
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(11,550)	(85,367)
Investment in Unconsolidated Joint Ventures	$4,004	$3,569

(1)	Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

•	the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements;

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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS
Other Assets
Other Assets consisted of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Derivative Asset	$5,307	$4,282
Deferred Financing Costs	1,845	2,360
Prepaid Expenses	10,695	10,580
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	3,349	3,948
Deposits with Unaffiliated Third Parties	2,866	2,361
Deferred Tax Asset, Net of Valuation Allowance of $497	11,078	10,934
Property Insurance Receivable	—	10,023
Other	3,317	3,877
	$40,005	$49,913
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
Investment in Non-Hotel Property and Inventories - This category represents the costs paid and capitalized by the Company for items such as office leasehold improvements, furniture and equipment, and property inventories.
Deposits with Unaffiliated Third Parties - These deposits represent deposits made by the Company with unaffiliated third parties for items such as lease security deposits, utility deposits, and deposits with unaffiliated third party management companies.
Deferred Tax Asset - We have approximately $11,078 of net deferred tax assets as of December 31, 2018.  We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $11,078 of net deferred tax assets in the future.
Property Insurance Receivable – This category represents the amount of building impairment & remediation costs as a result of Hurricane Irma that we expect to receive from our insurance companies.

NOTE 5 – DEBT
Mortgages
Mortgages payable at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Mortgage Indebtedness	$334,897	$308,508
Net Unamortized Premium	1,304	1,802
Net Unamortized Deferred Financing Costs	(2,056)	(2,627)
Mortgages Payable	$334,145	$307,683
Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.
Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.21% to 6.30% as of December 31, 2018. Aggregate interest expense incurred under the mortgage loans payable totaled $15,050, and $12,405 and $20,916 during the years ended December 31, 2018, 2017, and 2016 respectively.
Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our hotel properties were met as of December 31, 2018.
As of December 31, 2018, the maturity dates for the outstanding mortgage loans ranged from June 2019 to September 2025.
Subordinated Notes Payable
We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $864 and $917 as of December 31, 2018 and 2017, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2017, 2016 and 2015 was 5.23%,  4.24% and 3.75%, respectively.  Also included in the balance of notes payable at December 31, 2017 is $3,150 in seller financing provided in connection with the purchase of the Ritz-Carlton Coconut Grove, which bears interest at a fixed rate of 6% per annum, and matured on February 1, 2018.  Interest expense incurred on notes payable totaled $2,696, $2,358 and $1,931 for the years ended December 31, 2018, 2017 and 2016, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)
Credit Facilities
We maintain three unsecured credit agreements which aggregate to $950,900 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. Our credit facility provides for a $457,000 senior unsecured credit facility (“Credit Facility”) . The Credit Facility consists of a $250,000 senior unsecured revolving line of credit (“Line of Credit”), and a $207,000 senior unsecured term loan (“First Term Loan”). The Credit Facility expires on August 10, 2022, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one- year period. The Credit Facility is also expandable to $857,000 at our request, subject to the satisfaction of certain conditions.
Our second credit agreement provides for a $300,000 senior unsecured term loan agreement (“Second Term Loan”) and expires on August 10, 2020.
Our third credit agreement provides for a $193,900 senior unsecured term loan agreement (“Third Term Loan”) and expires on August 2, 2021.
As of December 31, 2018 and 2017, the Company had an outstanding balance on the term loans of $700,900 and $718,900, respectively.  As of December 31, 2018 and 2017, the Company had an outstanding balance on the line of credit of $10,000 and $16,100.
The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2018, the following hotel properties were borrowing base assets:

- Courtyard by Marriott Brookline, Brookline, MA	- Hampton Inn, Washington, DC
- Holiday Inn Express Cambridge, Cambridge, MA	- Ritz-Carlton Georgetown, Washington, DC
- The Envoy Boston Seaport, Boston, MA	- Hilton Garden Inn, M Street, Washington, DC
- The Boxer, Boston, MA	- Residence Inn Miami Coconut Grove, Coconut Grove, FL
- Hampton Inn Seaport, Seaport, New York, NY	- The Winter Haven Hotel Miami Beach, Miami, FL
- The Duane Street Hotel, New York, NY	- The Blue Moon Hotel Miami Beach, Miami, FL
- Holiday Inn Express Chelsea, 29th Street, New York, NY	- Cadillac Hotel & Beach Club, Miami, FL
- Gate Hotel JFK Airport, New York, NY	- The Parrot Key Hotel & Villas, Key West, FL
- Hilton Garden Inn JFK Airport, New York, NY	- TownePlace Suites, Sunnyvale, CA
- NU Hotel, Brooklyn, New York, NY	- The Ambrose Hotel, Santa Monica, CA
- Hyatt House White Plains, White Plains, NY	- Courtyard by Marriott Downtown San Diego, San Diego, CA
- Hampton Inn Center City/ Convention Center, Philadelphia, PA	- The Pan Pacific Hotel Seattle, Seattle, WA
- The Rittenhouse, Philadelphia, PA	- Mystic Marriott Hotel & Spa, Groton, CT
- Philadelphia Westin, Philadelphia, PA	- Sheraton Wilmington South, New Castle, DE

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)
The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	December 31, 2018	December 31, 2017
Line of Credit	1.50% to 2.45%	$10,000	$16,100
Unsecured Term Loan:
First Term Loan	1.45% to 2.20%	207,000	225,000
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		$(2,698)	(3,451)
Total Unsecured Term Loan		$698,202	$715,449
The Credit Facility and the Term Loans include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,075,000, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

•	a fixed charge coverage ratio of not less than 1.50 to 1.00,

•	a maximum leverage ratio of not more than 60%; and

•	a maximum secured debt leverage ratio of 45%
The Company is in compliance with each of the covenants listed above as of December 31, 2018.
The Company recorded interest expense of $31,189,  $24,066 and $17,332 related to borrowings drawn on each of the aforementioned credit facilities, for the years ended December 31, 2018, 2017 and 2016, respectively. The weighted average interest rate on our credit facilities was 3.83%,  3.36% and  2.82% for the years ended December 31, 2018, 2017 and 2016, respectively.
Aggregate annual principal payments for the Company’s credit facility, unsecured term loan and mortgages and subordinated notes payable for the five years following December 31, 2018 and thereafter are as follows:

Year Ending December 31,	Amount
2019	$102,370
2020	346,022
2021	277,731
2022	218,902
2023	21,929
Thereafter	130,390
Net Unamortized Premium	1,304
$1,098,648
Capitalized Interest
We utilize cash, mortgage debt and our unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the years ended December 31, 2018, 2017 and 2016, we capitalized $661,  $76 and $0 respectively, of interest expense related to these projects.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)
Deferred Financing Costs
As noted above, costs associated with entering into mortgages, notes payable, unsecured term loan and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages, term loans and unsecured notes payable are presented as reduction in the respective debt balances. Amortization of deferred costs for the years ended December 31, 2018, 2017 and 2016 was $2,278,  $2,264 and $2,632 respectively.
New Debt/Refinance
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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2018,  2017 and 2016, base management fees incurred totaled $13,309,  $13,447 and $13,048 respectively, and are recorded as Other Hotel Operating Expenses. For the year ended December 31, 2018,  2017 and 2016, incentive management fees incurred totaled $98, $0 and $0 respectively.
Franchise Agreements
Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the years ended December 31, 2018,  2017 and 2016 were $22,802,  $23,645 and $24,477 respectively, and are recorded in Other Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.
Accounting and Information Technology Fees
Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2018,  2017 and 2016, the Company incurred accounting fees of $1,235, $1,318 and $1,423 respectively. For the years ended December 31, 2018,  2017 and 2016, the Company incurred information technology fees of $402,  $434 and $458 respectively. Accounting fees and information technology fees are included in Other Hotel Operating Expenses.
Capital Expenditure Fees
HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2018,  2017 and 2016, we incurred fees of $2,511,  $1,125 and $1,255 respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
Hotel Supplies
For the years ended December 31, 2018,  2017 and 2016, we incurred charges for hotel supplies of $470, $215 and $144 respectively. For the years ended December 31, 2018,  2017 and 2016, we incurred charges for capital expenditure purchases of $2,258,  $2,099 and $2,166 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. We incurred charges of $0 and approximately $6 in accounts payable at December 31, 2018 and December 31, 2017, respectively.
Due From Related Parties
The due from related parties balance as of December 31, 2018 and December 31, 2017 was approximately $3,294 and $5,322, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.
Due to Related Parties
The balance due to related parties as of December 31, 2018 and December 31, 2017 was $0.
Hotel Ground Leases and Office Leases
For the years ended December 31, 2018,  2017 and 2016 we incurred $4,228,  $3,460 and $3,600 respectively, of rent expense payable pursuant to ground leases related to certain hotel properties. For the years ended December 31, 2018, 2017, and 2016 we incurred $785, $735, and $508 respectively, of rent expense pursuant to office leases, which is recorded within general and administrative expenses in the Consolidated Statements of Operations.
Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2019	$4,585
2020	4,638
2021	4,705
2022	4,167
2023	4,149
Thereafter	270,978
$293,222
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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
As of December 31, 2018, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2018 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Derivative Instruments
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of December 31, 2018 and  2017.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	December 31, 2018	December 31, 2017

Term Loan Instruments:
Unsecured Credit Facility	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	150,000	$1,741	$2,362
Unsecured Credit Facility	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	October 3, 2019	50,000	320	187
Unsecured Credit Facility (1)	Swap	1.866%	1-Month LIBOR + 2.25%	August 10, 2017	August 10, 2020	300,000	2,287	1,100
Unsecured Credit Facility	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	January 10, 2021	103,500	(314)	—
Unsecured Credit Facility	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	January 10, 2021	103,500	(315)	—

Mortgages:
Hyatt, Union Square, New York, NY	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	—	3
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	44,325	479	340
Courtyard, LA Westside, Culver City, CA	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	458	290
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR + 2.65%	May 1, 2018	May 1, 2021	28,000	22	—

							$4,678	$4,282
(1) On March 23, 2017, we entered into an interest rate swap associated with our $300,000 of our unsecured credit facility, which became effective beginning on August 10, 2017. This swap effectively fixes the interest rate of the notional amount at 3.6930% from the effective date through August 9, 2018. For the period from August 10, 2018 to August 11, 2019, the interest rate will be fixed at 4.1155%. For the period from August 12, 2019 through maturity, the interest rate will be fixed at 4.3925%. This swap matures on August 10, 2020.

The fair value of certain swaps and our interest rate caps is included in other assets at December 31, 2018 and December 31, 2017 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2018 and December 31, 2017.
The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $516, a gain of $2,536, and a gain of $1,839 for the years ended December 31, 2018, 2017 and 2016, respectively. These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $2,827 of net unrealized gains/losses from accumulated other comprehensive income as a decrease to interest expense during 2018. During 2019, the Company estimates that an additional $4,060 will be reclassified as an decrease to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)
Fair Value of Debt
The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2018, the carrying value and estimated fair value of the Company’s debt were $1,093,031 and $1,082,485, respectively.  As of December 31, 2017, the carrying value and estimated fair value of the Company’s debt were $1,093,013 and $1,073,190, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
On March 8, 2018, the Compensation Committee approved the 2018 Annual Long Term Equity Incentive Program (“2018 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan.  These awards are earned under the 2018 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  In addition, the Compensation Committee provided the option to the executive officers to elect shares in lieu of cash payment under the 2018 annual cash incentive program (“2018 ACIP”).  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of December 31, 2018, no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2018 Annual EIP awards.
The following table is a summary of all unvested LTIP Units issued to executives:

					Units Vested		Unearned Compensation
Issuance Date	Weighted Average Share Price	LTIP Units Issued	Vesting Period	Vesting Schedule	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
March 28, 2018
(2017 Annual EIP) (2017 ACIP)	$17.91	564,434	3 years	25%/year (1)(2)	144,216	—	$2,875	$—
March 28, 2017
(2016 Annual EIP)	18.53	122,727	3 years	25%/year (1)	92,042	137,544	152	510
March 30, 2016
(2015 Annual EIP)	21.11	183,396	3 years	25%/year (1)	183,396	128,832	—	258
		870,557			419,654	266,376	$3,027	$768

(1)
25% of the issued shares or LTIP Units vested immediately upon issuance.  In general, the remaining shares or LTIP Units vest 25% on the first through third anniversaries of the end of the performance period, which is a calendar year-end (subject to continuous employment through the applicable vesting date).

(2)	The issuance includes 276,000 units issued with a 2 year cliff vesting provision.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)
Stock based compensation expense related to the Annual Long Term Equity Incentive Programs and 2018 ACIP of $7,225, $6,062 and $4,800 was incurred during the years ended December 31, 2018, 2017 and 2016, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Programs as of December 31, 2018 and December 31, 2017 was $3,027 and $768,  respectively.
Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.
Multi-Year Long Term Equity Incentive Programs
On March 8, 2018, the Compensation Committee approved the 2018 Multi-Year Long Term Equity Incentive Program (“2018 Multi-Year EIP”). This program has a three-year performance period which commenced on January 1, 2018 and ends December 31, 2020. As of December 31, 2018, no shares or LTIP Units have been issued to the executive officers in settlement of 2018 Multi-Year EIP awards.
The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

					Units Vested		Unearned Compensation
Compensation Committee Approval Date	Weighted Average Share Price	LTIP Units Issued	LTIP Issuance Date	Performance Period	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
March 8, 2018
(2018 Multi-Year EIP)	$11.06	—	N/A	1/1/2018 to 12/31/2020	—	—	$1,306	$—
March 10, 2017
(2017 Multi-Year EIP)	9.25	—	N/A	1/1/2017 to 12/31/2019	—	—	598	898
March 17, 2016
(2016 Multi-Year EIP)	11.25	—	N/A	1/1/2016 to 12/31/2018	—	—	296	592
March 18, 2015
(2015 Multi-Year EIP)	10.06	24,672	N/A	1/1/2015 to 12/31/2017	24,672	—	—	198
		24,672			24,672	—	$2,200	$1,688
The shares or LTIP Units issuable under the Multi-Year Long Term Incentive Programs, including the 2018 Multi-Year EIP, are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room (RevPar) compared to the Company’s peer group (25% of the award).
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
Stock based compensation expense of $2,088, $1,598 and $1,869 was recorded for the years ended December 31, 2018, 2017 and 2016, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of December 31, 2018 and December 31, 2017, respectively, was $2,200 and $1,688.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)
Restricted Share Awards
In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of $820, $620 and $541 was incurred during the years ended December 31, 2018, 2017 and 2016 respectively.  Unearned compensation related to the restricted share awards as of December 31, 2018 and December 31, 2017 was $703 and $648, respectively.  The following table is a summary of all unvested share awards issued to employees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Weighted Average Share Price	Vesting Period	Vesting Schedule	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
2018	40,451	17.91-22.65	1 - 4 years	25-100%/year	2,189	—	$515	$—
2017	41,895	18.47-18.53	2 years	50% /year	24,111	885	174	515
2016	29,294	18.02-21.11	2 years	50% /year	29,294	18,160	—	84
2015	15,703	28.09	2-4 years	25-50% /year	14,469	20,815	14	49
Total	86,892				70,063	39,860	$703	$648
Trustees
Board Fee Compensation
The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received. On December 31, 2018, we issued 10,863 shares which do not fully vest until December 31, 2019.  Compensation expense incurred for the years ended December 31, 2018, 2017 and 2016, respectively, was $202, $94 and $112.
The following table is a summary of all unvested share awards issued to trustees in lieu of board fee compensation:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	December 31, 2018	December 31, 2017
December 29, 2018	10,863	$17.54	12 months	100%	$191	$—
December 30, 2017	11,587	$17.40	12 months	100%	—	202
Total	22,450				$191	$202
Multi-Year Long-Term Equity Incentives
Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the years ended December 31, 2018, 2017 and 2016, respectively, was $106,  $78 and $61.  Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $298 and $247 as of December 31, 2018 and December 31, 2017, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)
The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Weighted Average Share Price	Shares Issued	Vesting Period	Vesting Schedule	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
December 31, 2018	$17.54	9,000	3 years	33% /year	—	—	$158	$—
December 29, 2017	17.40	9,000	3 years	33% /year	3,000	—	104	157
December 30, 2016	21.50	5,000	3 years	33% /year	3,335	1,670	36	72
March 30, 2016	21.11	2,500	3 years	33% /year	2,500	1,670	—	18
					8,835	3,340	$298	$247
Share Awards
Compensation expense related to share awards issued to the Company’s trustees of $680,  $593 and $535  was incurred during the years ended December 31, 2018, 2017 and 2016, respectively and is recorded in general and administrative expense on the statement of operations. Share grants issued to the Company’s trustees are immediately vested. On December 31, 2018, an aggregate of 15,000 shares were issued to the Company’s trustees at a price per share on the date of grant of $17.54.  On June 5, 2018, an aggregate of 19,752 shares were issued to the Company’s trustees at a price per share on the date of grant of $21.24.
Non-employees
The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded share based compensation expense of $315,  $241 and $130 for the years ended December 31, 2018, 2017 and 2016, respectively.  Unearned compensation related to the restricted share awards as of December 31, 2018 and December 31, 2017  was $126 and $135, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
March 28, 2018	14,325	$17.91	2	50% /year	7,274	—	$126	$—
March 30, 2017	14,925	$18.53	2	50% /year	14,925	7,625	—	135
Total	29,250				22,199	7,625	$126	$135

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Twelve Months Ended December 31,
	2018	2017	2016
NUMERATOR:
Basic and Diluted*
Net Income	$8,365	$104,940	$121,457
Income allocated to Noncontrolling Interests	1,625	(5,072)	(4,477)
Distributions to Preferred Shareholders	(24,174)	(24,169)	(17,380)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(740)	(341)	(503)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	—	—	(4,021)
Net (Loss) Income from Continuing Operations attributable to Common Shareholders	$(14,924)	$75,358	$95,076

DENOMINATOR:
Weighted average number of common shares - basic	39,383,763	41,423,804	42,957,199
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	216,225	278,588
Contingently Issued Shares and Units	—	416,402	294,944
Weighted average number of common shares - diluted	39,383,763	42,056,431	43,530,731

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
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during 2018, 2017 and 2016 totaled $49,148,  $40,102 and $42,449 respectively.  Cash paid for income taxes during 2018, 2017 and 2016 were $1,140,  $747 and $772, respectively.  The following non-cash investing and financing activities occurred during 2018, 2017 and 2016:

	2018	2017	2016
Common Shares issued as part of the Dividend Reinvestment Plan	$77	$81	$63
Acquisition of hotel properties:
Assets acquired through joint venture assignment and assumption	—	49,999	—
Debt assumed, including premium	—	44,483	55,350
Deposit paid in prior period towards acquisition which closed in current period	1,000	—	5,000
Deferred Tax Liability	—	—	3,281
Conversion of note payable and accrued interest to Non-Controlling Interest	3,387	—	—
Conversion of Common Units to Common Shares	1,173	392	—
Issuance of share based payments	13,661	9,572	11,272
Accrued payables for fixed assets placed into service	2,912	3,403	1,689
Contribution of fixed assets to joint venture	—	—	264,658
Cumulative Effect on Equity from the Adoption of ASC Subtopic 610-20	129,021	—	—
Adjustment to Record Non-Controlling Interest at Redemption Value	2,708	—	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the year ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Cash and cash equivalents	$32,598	$17,945	$185,644
Escrowed cash	8,185	7,641	8,993
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$40,783	$25,586	$194,637

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
Common Units
Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2018, 2017 and 2016 was 2,066,615,  2,129,422 and 1,928,938, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2018, 2017 and 2016, 62,807,  23,964 and 0 Common Units were converted to common shares, respectively. In addition, as noted in “Note 8 – Share Based Payments,” during 2018, the Company issued 589,106 LTIP Units.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate (21% for 2018 and 34% for 2017 and 2016) to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2018	2017	2016
Statutory federal income tax provision	$1,813	$37,469	$39,633
Adjustment for nontaxable income for Hersha Hospitality Trust	(1,269)	(37,670)	(44,078)
Remeasurement of net deferred tax asset - Tax Cuts & Jobs Act	—	4,601	—
State income taxes, net of federal income tax effect	32	338	(725)
Non-deductible expenses, tax credits, and other, net	(309)	524	282

Total income tax expense (benefit)	$267	$5,262	$(4,888)
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and instituted significant changes to the federal income tax law. Effective January 1, 2018, the U.S. statutory rate applicable to the Company decreased from 34% to 21%. As a result of the decrease in statutory rate, our deferred tax assets and liabilities that will apply to future periods were remeasured as of December 31, 2017. We recognized a deferred tax expense of $4,601 during the year ended December 31, 2017 to reflect this change in the tax rate.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – INCOME TAXES (CONTINUED)
The components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the year ended December 31,
	2018	2017	2016
Income tax expense (benefit):
Current:
Federal	$(119)	$—	$—
State	530	—	—
Deferred:
Federal	467	4,750	(3,790)
State	(611)	512	(1,098)
Total	$267	$5,262	$(4,888)
The components of consolidated TRS’s net deferred tax asset as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$9,700	$9,881
Accrued expenses and other	1,644	1,438
Tax credit carryforwards	475	444
Total gross deferred tax assets	11,819	11,763
Valuation allowance	(497)	(497)
Total net deferred tax assets	$11,322	$11,266
Deferred tax liabilities:
Depreciation and amortization	244	332
Total Net deferred tax assets	$11,078	$10,934
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
As of December 31, 2018, we have gross federal net operating loss carryforwards of $34,262 which expire over various periods from 2023 through 2036.  As of December 31, 2018, we have gross state net operating loss carryforwards of $40,343 which expire over various periods from 2019 to 2036.  The Company has tax credits of $475 available which begin to expire in 2028.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – INCOME TAXES (CONTINUED)
Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Preferred Shares - 8% Series B
Ordinary income	N/A	N/A	100.00%
Return of Capital	N/A	N/A	0.00%
Capital Gain Distribution	N/A	N/A	0.00%
Preferred Shares - 6.875% Series C
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.5% Series D
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.5% Series E
Ordinary income	100.00%	100.00%	N/A
Return of Capital	0.00%	0.00%	N/A
Capital Gain Distribution	0.00%	0.00%	N/A
Common Shares - Class A
Ordinary income	37.91%	70.95%	100.00%
Return of Capital	62.09%	29.05%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$79,048	$109,492	$103,958	$105,409
Food & Beverage	13,538	17,001	15,628	18,379
Other	6,929	7,269	8,143	8,884
Other Revenues	3,544	84	170	1,870
Hotel Operating Expenses:
Room	19,356	22,945	23,615	22,747
Food & Beverage	11,851	13,331	12,475	14,465
Other	35,575	40,383	40,205	41,901
Other Expenses	47,879	44,717	46,514	53,839
(Loss) Income from Unconsolidated Joint Ventures	(201)	537	582	166
Income (Loss) from Continuing Operations	(11,803)	13,007	5,672	1,756
Income Tax (Expense) Benefit	2,655	(1,170)	(2,685)	933
Net Income	(9,148)	11,837	2,987	2,689

Income (loss) Allocated to Noncontrolling Interests in Continuing Operations	(1,104)	500	(72)	(240)
Income (loss) Allocated to Noncontrolling Interests - Consolidated Joint Venture	—	(1,200)	250	241
Preferred Distributions	6,044	6,043	6,044	6,043
Net Income (Loss) applicable to Common Shareholders	$(14,088)	$6,494	$(3,235)	$(3,355)
Earnings per share:
Basic Net Income (Loss) applicable to Common Shareholders	$(0.36)	$0.16	$(0.09)	$(0.09)
Diluted Net Income (Loss) applicable to Common Shareholders	$(0.36)	$0.16	$(0.09)	$(0.09)
Weighted Average Common Shares Outstanding
Basic	39,636,166	39,246,946	39,321,062	39,334,877
Diluted	39,636,166	39,926,099	39,321,062	39,334,877

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$90,769	$114,461	$107,695	$98,224
Food & Beverage	10,736	15,010	14,775	17,970
Other	6,447	7,545	7,040	6,468
Other Revenues	34,867	71,912	63	794
Hotel Operating Expenses:
Room	21,304	23,749	23,823	21,840
Food & Beverage	9,557	11,856	12,509	13,984
Other	36,406	40,917	40,585	38,520
Other Expenses	43,468	47,667	51,256	54,660
(Loss) Income from Unconsolidated Joint Ventures	(3,886)	711	538	164
(Loss) Income from Continuing Operations	28,198	85,450	1,938	(5,384)
Income Tax Benefit	(2,243)	(662)	1,325	(3,682)
Net (Loss) Income	25,955	84,788	3,263	(9,066)

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	1,181	4,758	(90)	(776)
Preferred Distributions	6,042	6,042	6,040	6,045
Net (Loss) Income applicable to Common Shareholders	$18,732	$73,988	$(2,687)	$(14,335)
Earnings per share:
Basic Net (Loss) Income applicable to Common Shareholders	$0.45	$1.77	$(0.07)	$(0.36)
Diluted Net (Loss) Income applicable to Common Shareholders	$0.44	$1.75	$(0.07)	$(0.36)
Weighted Average Common Shares Outstanding
Basic	41,716,958	41,737,044	41,721,425	40,529,569
Diluted	42,110,911	42,207,841	41,721,425	40,529,569

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2018
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition

Courtyard by Marriott Brookline, Brookline, MA		—	47,414	—	4,873	—	52,287	52,287	(18,945)	33,342	06/16/05
Annapolis Waterfront Hotel, Annapolis, MD	(28,000)	—	43,251	—	40	—	43,291	43,291	(811)	42,480	03/28/18
Hilton Garden Inn JFK, JFK Airport, NY		—	25,018	—	3,102	—	28,120	28,120	(10,519)	17,601	02/16/06
Holiday Inn Express Cambridge, Cambridge, MA		1,956	9,793	—	2,871	1,956	12,664	14,620	(5,437)	9,183	05/03/06
Hyatt House White Plains, White Plains, NY		8,823	30,273	—	10,351	8,823	40,624	49,447	(12,536)	36,911	12/28/06
Hampton Inn Seaport, Seaport, NY		7,816	19,040	—	1,438	7,816	20,478	28,294	(6,580)	21,714	02/01/07
Gate Hotel JFK Airport, JFK Airport, NY		—	27,315	—	2,429	—	29,744	29,744	(8,783)	20,961	06/13/08
Hampton Inn Center City/ Convention Center, Philadelphia, PA		3,490	24,382	—	11,252	3,490	35,634	39,124	(15,361)	23,763	02/15/06
Duane Street Hotel, Tribeca, NY		8,213	12,869	—	2,124	8,213	14,993	23,206	(4,968)	18,238	01/04/08
NU Hotel Brooklyn, Brooklyn, NY		—	22,042	—	1,842	—	23,884	23,884	(7,028)	16,856	01/14/08
Hilton Garden Inn Tribeca, Tribeca, NY	(45,183)	21,077	42,955	—	1,103	21,077	44,058	65,135	(11,022)	54,113	05/01/09

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2018 (CONTINUED)
[IN THOUSANDS]
໿

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hampton Inn Washington, D.C., Washington, DC		9,335	58,048	—	1,463	9,335	59,511	68,846	(13,201)	55,645	09/01/10
Sheraton Wilmington South, Wilmington South, DE		1,765	16,929	—	1,769	1,765	18,698	20,463	(6,872)	13,591	12/21/10
The Capitol Hill Hotel Washington, DC	(25,000)	8,095	35,141	—	4,493	8,095	39,634	47,729	(10,186)	37,543	04/15/11
Courtyard by Marriott Los Angeles Westside, LA Westside, CA	(35,000)	13,489	27,025	—	4,902	13,489	31,927	45,416	(8,552)	36,864	05/19/11
Cadillac Hotel & Beach Club, Miami, FL		35,700	55,805	—	43,462	35,700	99,267	134,967	(15,900)	119,067	11/16/11
The Rittenhouse Hotel, Philadelphia, PA		7,108	29,556	—	27,215	7,108	56,771	63,879	(17,685)	46,194	03/01/12
The Boxer Boston, Boston, MA		1,456	14,954	—	1,606	1,456	16,560	18,016	(3,706)	14,310	05/07/12
Holiday Inn Express Chelsea, Manhattan, NY		30,329	57,016	—	1,611	30,329	58,627	88,956	(10,135)	78,821	06/18/12
Hyatt Union Square, Union Square, NY	(55,750)	32,940	79,300	—	3,549	32,940	82,849	115,789	(12,629)	103,160	04/09/13
Courtyard by Marriott Downtown San Diego, San Diego, CA		15,656	51,674	—	2,044	15,656	53,718	69,374	(8,205)	61,169	05/30/13
Residence Inn Miami Coconut Grove, Coconut Grove, FL		4,146	17,456	—	7,210	4,146	24,666	28,812	(6,677)	22,135	06/12/13
The Hotel Milo, Santa Barbara, CA	(22,741)	—	55,080	—	4,676	—	59,756	59,756	(8,256)	51,500	02/28/14

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2018 (CONTINUED)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hilton Garden Inn Manhattan Midtown East, Midtown East, NY	(44,325)	45,480	60,762	—	336	45,480	61,098	106,578	(7,104)	99,474	05/27/14
Parrot Key Hotel & Villas, Key West, FL		57,889	33,959	—	13,433	57,889	47,392	105,281	(4,084)	101,197	05/07/14
The Winter Haven Hotel Miami Beach, Miami Beach, FL		5,400	18,147	—	601	5,400	18,748	24,148	(2,592)	21,556	12/20/13
The Blue Moon Hotel Miami Beach, Miami Beach, FL		4,874	20,354	—	823	4,874	21,177	26,051	(2,943)	23,108	12/20/13
The St. Gregory Hotel, Dupont Circle, Washington D.C.	(23,598)	23,764	33,005	—	7,267	23,764	40,272	64,036	(4,463)	59,573	06/16/15
TownePlace Suites Sunnyvale, Sunnyvale, CA		—	18,999	—	660	—	19,659	19,659	(1,778)	17,881	08/25/15
The Ritz-Carlton Georgetown, Washington D.C.		17,825	29,584	—	2,634	17,825	32,218	50,043	(2,688)	47,355	12/29/15
The Sanctuary Beach Resort, Marina, CA	(14,700)	20,278	17,319	—	6,468	20,278	23,787	44,065	(2,394)	41,671	01/28/16
Hilton Garden Inn M Street, Washington D.C.		30,793	67,420	—	134	30,793	67,554	98,347	(4,767)	93,580	03/09/16
The Envoy Boston Seaport, Boston, MA		25,264	75,979	—	3,241	25,264	79,220	104,484	(4,923)	99,561	07/21/16
Courtyard by Marriott Sunnyvale, Sunnyvale, CA	(40,600)	17,694	53,272	—	16	17,694	53,288	70,982	(2,933)	68,049	10/20/16
Mystic Marriott Hotel & Spa, Groton, CT		1,420	40,440	—	6,632	1,420	47,072	48,492	(2,741)	45,751	01/03/17
The Ritz-Carlton Coconut Grove, Coconut Grove, FL		5,185	30,825	—	6,964	5,185	37,789	42,974	(2,009)	40,965	02/01/17
The Pan Pacific Hotel Seattle, Seattle, WA		13,079	59,255	—	83	13,079	59,338	72,417	(2,726)	69,691	02/21/17
Philadelphia Westin, Philadelphia, PA		19,154	103,406	—	386	19,154	103,792	122,946	(3,901)	119,045	06/29/17
The Ambrose Hotel, Santa Monica, CA		18,750	26,839	—	1,454	18,750	28,293	47,043	(1,540)	45,503	12/01/16
Total Investment in Real Estate	$(334,897)	$518,243	$1,491,901	$—	$196,557	$518,243	$1,688,458	$2,206,701	$(277,580)	$1,929,121

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2018 (CONTINUED)
[IN THOUSANDS]

(1)	Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

*	Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed.
The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2018, 2017 and 2016 is approximately $1,745,577, $1,741,293 and $1,926,585, respectively.
Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.
See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2018 (CONTINUED)
[IN THOUSANDS]

	2018	2017	2016
Reconciliation of Real Estate
Balance at beginning of year	$2,159,282	$2,010,621	$1,999,438
Additions during the year	122,708	285,141	372,011
Dispositions/Deconsolidation of consolidated joint venture during the year	(75,289)	(136,480)	(360,828)
Total Real Estate	$2,206,701	$2,159,282	$2,010,621

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$238,213	$222,512	$237,129
Depreciation for year	55,496	50,111	46,078
Accumulated depreciation on assets sold	(16,129)	(34,410)	(60,695)
Balance at the end of year	$277,580	$238,213	$222,512

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Hersha Hospitality Trust and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the "consolidated financial statements"), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2019

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2019 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2019 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2019 Annual Meeting of Shareholders.
SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS
As of December 31, 2018, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2018:

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
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2019 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2019 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements:
The following financial statements are included in this report on pages 60 to 106:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
The following financial statement schedule is included in this report on pages 107 to 111: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2018.

3.	Exhibits
The following exhibits listed are filed as a part of this report:

Exhibit No.
3.1
Articles of Amendment and Restatement of the Declaration of Trust of Hersha Hospitality Trust, as amended and supplemented (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed by Hersha Hospitality Trust on February 23, 2018 and incorporated by reference herein).

3.2
Amended and Restated Bylaws of Hersha Hospitality Trust (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed by Hersha Hospitality Trust on April 27, 2017 and incorporated by reference herein).

4.1	Form of Common Shares Certificate (filed as Exhibit 4.1 to the Annual Report on Form 10-K, filed by Hersha Hospitality Trust on February 23, 2018 and incorporated by reference herein).
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

HERSHA HOSPITALITY TRUST
February 26, 2019	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 26, 2019
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 26, 2019
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 26, 2019
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 26, 2019
Donald J. Landry

/s/ Jackson Hsieh	Trustee	February 26, 2019
Jackson Hsieh

/s/ Thomas J. Hutchison III	Trustee	February 26, 2019
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	February 26, 2019
Michael A. Leven

/s/ Dianna F. Morgan	Trustee	February 26, 2019
Dianna F. Morgan

/s/ John M. Sabin	Trustee	February 26, 2019
John M. Sabin