Form 10-Q
period 2019-03-31
HERSHA HOSPITALITY TRUST
filed 2019-04-30
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 30, 2019, the number of Class A common shares of beneficial interest outstanding was 39,214,677  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2019	December 31, 2018
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$2,010,575	$2,026,659
Investment in Unconsolidated Joint Ventures	2,685	4,004
Cash and Cash Equivalents	33,526	32,598
Escrow Deposits	8,693	8,185
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $188	12,171	10,241
Due from Related Parties	5,951	3,294
Intangible Assets, Net of Accumulated Amortization of $6,213 and $7,308	2,438	13,644
Right of Use Asset	46,288	—
Other Assets	42,949	40,005
Total Assets	$2,165,276	$2,138,630

Liabilities and Equity:
Line of Credit	$37,000	$10,000
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	698,368	698,202
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,697	50,684
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	333,798	334,145
Lease Liability	55,012	—
Accounts Payable, Accrued Expenses and Other Liabilities	43,085	70,947
Dividends and Distributions Payable	17,215	17,129
Total Liabilities	$1,235,175	$1,181,107

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$2,848	$2,708

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at March 31, 2019 and December 31, 2018, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at March 31, 2019 and December 31, 2018; 39,213,269 and 39,458,626 Shares Issued and Outstanding at March 31, 2019 and December 31, 2018, respectively	392	395
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2019 and December 31, 2018	—	—
Accumulated Other Comprehensive Income	1,534	4,227
Additional Paid-in Capital	1,151,654	1,155,776
Distributions in Excess of Net Income	(291,282)	(267,740)
Total Shareholders' Equity	862,445	892,805

Noncontrolling Interests (Note 1)	64,808	62,010

Total Equity	927,253	954,815

Total Liabilities and Equity	$2,165,276	$2,138,630

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2019	2018
Revenue:
Hotel Operating Revenues:
Room	$91,485	$79,048
Food & Beverage	14,228	13,538
Other Operating Revenues	8,930	6,929
Other Revenues	150	124
Total Revenues	114,793	99,639
Operating Expenses:
Hotel Operating Expenses:
Room	22,090	19,356
Food & Beverage	12,832	11,851
Other Operating Expenses	40,189	35,575
Hotel Ground Rent	1,110	928
Real Estate and Personal Property Taxes and Property Insurance	9,397	8,292
General and Administrative (including Share Based Payments of $1,958 and $1,606, for the three months ended March 31, 2019 and 2018, respectively)	5,600	5,091
Depreciation and Amortization	24,128	21,539
Total Operating Expenses	115,346	102,632

Operating Loss	(553)	(2,993)
Interest Income	83	25
Interest Expense	(12,898)	(11,372)
Other Income (Expense)	41	(657)
Gain on Disposition of Hotel Properties	—	3,417
Loss on Debt Extinguishment	—	(22)
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(13,327)	(11,602)

Income (Loss) from Unconsolidated Joint Ventures	181	(201)

Loss Before Income Taxes	(13,146)	(11,803)

Income Tax Benefit	5,264	2,655

Net Loss	(7,882)	(9,148)
Loss Allocated to Noncontrolling Interests - Common Units	1,063	1,104
Income Allocated to Noncontrolling Interests - Consolidated Joint Venture	(140)	—
Preferred Distributions	(6,044)	(6,044)
Net Loss Applicable to Common Shareholders	$(13,003)	$(14,088)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2019	2018
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(0.34)	$(0.36)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(0.34)	$(0.36)

Weighted Average Common Shares Outstanding:
Basic	39,115,390	39,636,166
Diluted*	39,115,390	39,636,166

*
Income (Loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership (the “Operating Partnership” or “HHLP”) has been excluded from the numerator and the Class A common shares issuable upon any redemption of the Operating Partnership’s common units of limited partnership interest (“Common Units”) and the Operating Partnership’s vested LTIP units (“Vested LTIP Units”) have been omitted from the denominator for the purpose of computing diluted earnings per share because the effect of including these shares and units in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Common Units and Vested LTIP Units	3,308,612	3,104,393
Unvested Stock Awards and LTIP Units Outstanding	124,312	10,436
Contingently Issuable Share Awards	644,619	711,080
Total Potentially Dilutive Securities Excluded from the Denominator	4,077,543	3,825,909

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2019	2018
Net Loss	$(7,882)	$(9,148)
Other Comprehensive (Loss) Income
Change in Fair Value of Derivative Instruments	(1,717)	3,907
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(1,204)	(275)
Total Other Comprehensive (Loss) Income	$(2,921)	$3,632

Comprehensive Loss	(10,803)	(5,516)
Less: Comprehensive Loss Attributable to Noncontrolling Interests - Common Units	1,291	840
Less: Comprehensive Income Attributable to Noncontrolling Interests - Consolidated Joint Venture	(140)	—
Less: Preferred Distributions	(6,044)	(6,044)
Comprehensive Loss Attributable to Common Shareholders	$(15,696)	$(10,720)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2018	39,458,626	395	—	14,703,214	147	1,155,776	4,227	(267,740)	892,805	3,749,665	62,010	954,815	2,708
Repurchase of Common Shares	(273,538)	(3)	—	—	—	(4,693)	—	—	(4,696)	—	—	(4,696)	—
Dividends and Distributions declared:
Common Shares ($0.28 per share)	—	—	—	—	—	—	—	(10,979)	(10,979)	—	—	(10,979)	—
Preferred Shares	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)	—
Common Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(578)	(578)	—
LTIP Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(743)	(743)	—
Dividend Reinvestment Plan	1,265	—	—	—	—	21	—	—	21	—	—	21	—
Share Based Compensation:
Grants	26,916	—	—	—	—	—	—	—	—	530,281	—	—	—
Amortization	—	—	—	—	—	690	—	—	690	—	5,410	6,100	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	300
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(2,693)	—	(2,693)	—	(228)	(2,921)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(140)	—	—	(140)	—	—	(140)	140
Net Loss	—	—	—	—	—	—	—	(6,519)	(6,519)		(1,063)	(7,582)	(300)
Balance at March 31, 2019	39,213,269	392	—	14,703,214	147	1,151,654	1,534	(291,282)	862,445	4,279,946	64,808	927,253	2,848

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2017	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(335,373)	833,868	3,223,366	54,286	888,154
Cumulative Effect of Adoption of ASC 610-20	—	—	—	—	—	—	—	123,228	123,228	—	5,793	129,021
Adjusted balance at January 1, 2018	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(212,145)	957,096	3,223,366	60,079	1,017,175
Unit Conversion	19,941	—	—	—	—	367	—	—	367	(19,941)	(367)	—
Repurchase of Common Shares	(635,590)	(6)	—	—	—	(10,827)	—	—	(10,833)	—	—	(10,833)
Common Units Issued	—	—	—	—	—	—	—	—	—	—	—	—
Dividends and Distributions declared:
Common Shares ($0.28 per share)	—	—	—	—	—	—	—	(11,015)	(11,015)	—	—	(11,015)
Preferred Shares	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Common Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(590)	(590)
LTIP Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(566)	(566)
Dividend Reinvestment Plan	1,074	—	—	—	—	18	—	—	18	—	—	18
Share Based Compensation:
Grants	27,359	1	—	—	—	—	—	—	1	589,106	—	1
Amortization	—	—	—	—	—	433	—	—	433		5,311	5,744
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	3,368	—	3,368	—	264	3,632
Net Income	—	—	—	—	—	—	—	(8,044)	(8,044)	—	(1,104)	(9,148)
Balance at March 31, 2018	39,329,445	394	—	14,703,214	147	1,154,904	7,117	(237,248)	925,314	3,792,531	63,027	988,341

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net Loss	$(7,882)	$(9,148)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	—	(3,417)
Deferred Taxes	(5,258)	(2,655)
Depreciation	23,951	21,300
Amortization	590	711
Loss on Debt Extinguishment	—	22
Equity in (Income) Loss of Unconsolidated Joint Ventures	(181)	201
Distributions from Unconsolidated Joint Ventures	853	—
Loss Recognized on Change in Fair Value of Derivative Instrument	72	36
Share Based Compensation Expense	1,958	1,606
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(1,930)	227
Other Assets	(170)	(384)
Due from Related Parties	(2,657)	(63)
Increase (Decrease) in:
Accounts Payable, Accrued Expenses and Other Liabilities	(3,344)	1,189
Net Cash Provided by Operating Activities	$6,002	$9,625

Investing Activities:
Purchase of Hotel Property Assets	$—	$(41,230)
Capital Expenditures	(8,710)	(19,218)
Cash Paid for Hotel Development Projects	(77)	(11,122)
Proceeds from Disposition of Hotel Properties	—	49,594
Proceeds from Insurance Claims	—	6,312
Distributions from Unconsolidated Joint Ventures	647	47,738
Net Cash (Used in) Provided by Investing Activities	$(8,140)	$32,074

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2019	2018
Financing Activities:
Borrowings Under Line of Credit, Net	$27,000	$19,900
Repayment of Borrowings Under Unsecured Term Loan	—	(18,000)
Principal Repayment of Mortgages and Notes Payable	(467)	(450)
Cash Paid for Deferred Financing Costs	(25)	(75)
Repurchase of Common Shares	(4,624)	(10,833)
Dividends Paid on Common Shares	(11,022)	(11,158)
Dividends Paid on Preferred Shares	(6,044)	(6,044)
Distributions Paid on Common Units and LTIP Units	(1,173)	(998)
Other Financing Activities	(71)	(33)
Net Cash Provided by (Used in) Financing Activities	$3,574	$(27,691)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	$1,436	$14,008
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	40,783	25,586

Cash, Cash Equivalents, and Restricted Cash - End of Period	$42,219	$39,594

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of March 31, 2019, we owned an approximate 90.2%  partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, the following entities were determined to be VIE’s:  HHLP; Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; SB Partners Three Lessee, LLC; Hersha Holding RC Owner, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.  As noted, HHLP meets the criteria as a VIE.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.  Cindat Hersha Lessee JV, LLC is a VIE that leases hotel property. The entity is consolidated by the lessors, the primary beneficiary. Our maximum exposure to losses from our investment in Cindat Hersha Lessee JV, LLC is limited to our basis in the joint venture which is $0 as of March 31, 2019.

Also, South Bay Boston, LLC and SB Partners Three Lessee, LLC, which lease hotel property are VIE's. The entities are consolidated by the respective lessors, the primary beneficiary. Hersha Holding RC Owner, LLC is the owner entity of the Ritz Carlton Coconut Grove and is a VIE. HHLP is considered the primary beneficiary of the VIE and consolidates the joint venture with the minority owner interest presented as part of noncontrolling interest within the Consolidated Balance Sheets as of March 31, 2019. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $64,808 as of March 31, 2019 and $62,010 as of December 31, 2018. As of March 31, 2019, there were 4,279,946 Common Units and LTIP Units outstanding with a fair market value of $73,358, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

On April 2, 2018, we entered into a joint venture with the party from which we acquired the Ritz-Carlton Coconut Grove, FL. By exercising an option provided to the seller in connection with our purchase of the property in 2017, our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the three months ended March 31, 2019, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $300, and is recorded as part of the Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. On March 31, 2019, we reclassified $140 from Additional Paid in Capital to Noncontrolling Joint Venture Interest to recognize the noncontrolling interest at the put option redemption value of $2,848.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at March 31, 2019 and December 31, 2018 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2019	December 31, 2018	Aggregate Liquidation Preference	Distribution Rate	2019	2018
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.4297	$0.4297
Series D	7,701,700	7,701,700	$192,500	6.500%	$0.4063	0.4063
Series E	4,001,514	4,001,514	$100,000	6.500%	$0.4063	0.4063
Total	14,703,214	14,703,214

In December 2018, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $50,000 of our outstanding common shares. For the three months ended March 31, 2019, the Company repurchased 273,538 common shares for an aggregate purchase price of $4,625. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. There is no guarantee that the Company will repurchase the entire aggregate value of shares authorized for repurchase prior to the program's expiration. The repurchase program will expire on December 31, 2019, unless extended by our Board of Trustees, at their discretion.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
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
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

The quantitative impact of applying the prior accounting policies would have resulted in an increase of $129,021 in the deferred gain on disposition of hotel assets, an increase of $123,228 in distributions in excess of net income thereby decreasing shareholders' equity, and a decrease of $5,793 in noncontrolling interests at March 31, 2019. The adoption of ASC 610-20 did not materially impact the balances in the Company's consolidated statement of operations or its consolidated statement of cash flows.

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update will simplify several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update affects all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted the provisions of the update effective January 1, 2019. The adoption of this update did not have a material effect on our consolidated financial statements or the disclosures of share-based payments within Note 9 to these consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions. The Company adopted the provisions of the update effective January 1, 2019. The adoption of this update did not have a material effect on our consolidated financial statements or the disclosures related to fair value measurements within Note 8 of these consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an asset or a business. We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which requires the capitalization of acquisition costs to the underlying assets. The Company expects the standard to have an impact on our financial statements in periods during which we complete significant hotel acquisitions. The Company has adopted ASU No. 2017-01 effective, January 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows. Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted this standard effective January 1, 2018. The adoption of ASU No. 2016-18 changed the presentation of the statements of cash flows for the Company and we utilized a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption. Additionally, the Company provides a reconciliation within Note 11 of cash, cash equivalents, and restricted cash to their relative balance sheet captions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases. The Company adopted the provisions of the update effective January 1, 2019. As a result, the Company recorded a right of use asset and corresponding lease liability of $55,515 at January 1, 2019 for leases where we are the lessee. The Company also reclassified $11,050 previously included in intangible assets to the right of use asset, related to purchase accounting adjustments for below market rate leases. Additionally, the Company reclassified $19,627 previously included in accounts payable and accrued expenses to the right of use asset. This reclassification related to amounts recorded for accrued lease expense, as a result of using the straight-line rent method, and intangible liabilities derived from land leases acquired at above market lease rates. Upon adoption, the right of use asset had a weighted average useful life of 64.2 years. We are also a lessor in certain office space and retail lease agreements related to our hotels and the adoption of this ASU did not have a material impact on our accounting for leases where we are the lessor. The adoption of this ASU did not impact revenue recognition policies for the Company. See Note 6 to these consolidated financial statements for further lease disclosures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Land	$518,243	$518,243
Buildings and Improvements	1,692,609	1,688,459
Furniture, Fixtures and Equipment	281,663	278,098
Construction in Progress	3,881	3,804
	2,496,396	2,488,604

Less Accumulated Depreciation	(485,821)	(461,945)

Total Investment in Hotel Properties *	$2,010,575	$2,026,659
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $45,535 and $44,875 at March 31, 2019 and December 31, 2018, respectively.

Acquisitions

For the three months ended March 31, 2019, we acquired no hotel properties.

Hotel Dispositions
For the three months ended March 31, 2019, we disposed of no hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2019 and December 31, 2018, our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	March 31, 2019	December 31, 2018

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	$—	$1,125
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	1,702	1,879
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50.0%	983	1,000
			$2,685	$4,004

On September 27, 2018, we entered into a joint venture agreement with JHM SB Three Member, LLC which will own a Home2 Suites located in South Boston, MA. Each partner will have a 50% interest of this asset, which is currently under development and is expected to open in 2020. At the onset of the agreement, each partner contributed $1,000 and any additional contributions will be made equally by each party until construction financing commences.

During the three months ended March 31, 2019, we received a distribution of $1,500 from SB Partners, LLC. This distribution exceeded our accounting basis in this joint venture resulting in a $0 investment balance as of March 31, 2019.

Income/Loss Allocation

Cindat Hersha Owner JV, LLC cash available for distribution will be distributed to (1) Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 9.5%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest. Any cash available for distribution remaining will be split 31.2% to us and 68.8% to Cindat. Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of March 31, 2019, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture. This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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

Income (loss) recognized during the three months ended March 31, 2019 and 2018, for our investments in unconsolidated joint ventures is as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

	Three Months Ended March 31,
	2019	2018
SB Partners, LLC	$375	$(94)
Hiren Boston, LLC	(177)	(107)
Cindat Hersha Owner JV, LLC	—	—
SB Partners Three, LLC	(17)	—
Income (Loss) from Unconsolidated Joint Venture Investments	$181	$(201)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.

Balance Sheets

	March 31, 2019	December 31, 2018
Assets
Investment in Hotel Properties, Net	$566,596	$569,609
Other Assets	33,411	30,088
Total Assets	$600,007	$599,697

Liabilities and Equity
Mortgages and Notes Payable	$422,669	$422,205
Other Liabilities	19,135	7,478
Equity:
Hersha Hospitality Trust	3,048	15,554
Joint Venture Partner(s)	156,116	155,053
Accumulated Other Comprehensive Loss	(961)	(593)
Total Equity	158,203	170,014

Total Liabilities and Equity	$600,007	$599,697

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations

	Three Months Ended March 31,
	2019	2018
Room Revenue	$16,350	$16,732
Other Revenue	621	460
Operating Expenses	(10,031)	(10,157)
Lease Expense	(200)	(164)
Property Taxes and Insurance	(3,051)	(2,911)
General and Administrative	(1,207)	(1,125)
Depreciation and Amortization	(3,660)	(3,178)
Interest Expense	(7,147)	(5,737)
Loss on Debt Extinguishment	—	(7,284)
Net Loss	$(8,325)	$(13,364)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Our share of equity recorded on the joint ventures' financial statements	$3,048	$15,554
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(363)	(11,550)
Investment in Unconsolidated Joint Ventures	$2,685	$4,004

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
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS

Other Assets

Other Assets consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Derivative Asset	$3,027	$5,307
Deferred Financing Costs	1,716	1,845
Prepaid Expenses	10,784	10,695
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	3,485	3,349
Deposits with Unaffiliated Third Parties	2,751	2,866
Deferred Tax Asset, Net of Valuation Allowance of $497	16,337	11,078
Other	3,301	3,317
	$42,949	$40,005

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

Deferred Tax Asset – We have approximately $16,337 of net deferred tax assets as of March 31, 2019. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $16,337 of net deferred tax assets in the future.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT

Mortgages

Mortgages payable at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Mortgage Indebtedness	$334,430	$334,897
Net Unamortized Premium	1,182	1,304
Net Unamortized Deferred Financing Costs	(1,814)	(2,056)
Mortgages Payable	$333,798	$334,145

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 4.40% to 6.30% as of March 31, 2019. Aggregate interest expense incurred under the mortgage loans payable totaled $3,990 and $3,419 during the three months ended March 31, 2019 and 2018, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of March 31, 2019.

As of March 31, 2019, the maturity dates for the outstanding mortgage loans ranged from June 2019 to September 2025. The Company will be refinancing loans maturing within a year of March 31, 2019 into new property-specific mortgage debt on or before the respective loan maturity dates.

Unsecured Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets two business days prior to each quarterly payment. The face value of the notes payable is offset by $851 and $864 as of March 31, 2019 and December 31, 2018, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 5.68% and 4.64% during the three months ended March 31, 2019 and 2018, respectively. Interest expense on Unsecured Notes Payable in the amount of $731 and $614 was recorded for the three months ended March 31, 2019 and 2018, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
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

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of March 31, 2019, the following hotel properties were borrowing base assets:

- Courtyard, Brookline, MA	- Mystic Marriott Hotel & Spa, Groton, CT
- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Washington, DC
- Envoy Hotel, Boston, MA	- Ritz Carlton, Washington, DC
- The Boxer, Boston, MA	- Hilton Garden Inn, M Street, Washington, DC
- Hampton Inn, Seaport, NY	- Residence Inn, Coconut Grove, FL
- The Duane Street Hotel, NY	- The Winter Haven, Miami, FL
- NU Hotel, Brooklyn, NY	- The Blue Moon, Miami, FL
- Holiday Inn Express, 29th Street, NY	- The Cadillac Hotel and Beach Club, Miami, FL
- The Gate JFK Airport, New York, NY	- The Parrot Key Hotel & Resort, Key West, FL
- Hilton Garden Inn, JFK Airport, New York, NY	- TownePlace Suites, Sunnyvale, CA
- Hyatt House White Plains, NY	- The Ambrose Hotel, Santa Monica, CA
- Sheraton, Wilmington South, DE	- Courtyard, San Diego, CA
- Hampton Inn, Philadelphia, PA	- The Pan Pacific Hotel, Seattle, WA
- The Rittenhouse, Philadelphia, PA	- The Westin, Philadelphia, PA

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	March 31, 2019	December 31, 2018
Line of Credit	1.50% to 2.25%	$37,000	$10,000
Unsecured Term Loan:
First Term Loan	1.45% to 2.20%	$207,000	$207,000
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		(2,532)	(2,698)
Total Unsecured Term Loan		$698,368	$698,202

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

The Company is in compliance with all of the covenants as of March 31, 2019.

The Company recorded interest expense of $8,636 and $7,112 related to borrowings drawn on the Credit Facility and Term Loans for the three months ended March 31, 2019 and 2018, respectively. The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Facility and Term Loans was 4.12% and 3.66% for the three months ended March 31, 2019 and 2018, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three months ended March 31, 2019 and 2018, we capitalized $37 and $98 of interest expense to ongoing capital improvement projects, respectively.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three months ended March 31, 2019 and 2018 was $574 and $429, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The Company adopted the provisions of the update effective January 1, 2019. We elected the modified retrospective transition method upon adoption, which resulted in no cumulative-effect adjustment to the balance of opening retained earnings. As part of our adoption, we elected to utilize the package of practical expedients which allowed us to not reassess existing contracts for embedded leases and not reassess the classification of existing leases. As a result of our adoption, the Company recorded a lease liability and corresponding right of use asset of $55,515 at January 1, 2019 for leases where we are the lessee. Our most significant leases are land leases. We own five hotels within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms, with extension options that range from May 2062 to October 2103. Based on the nature of these leases, the Company assumed that all extension options would be fully executed. For land leases that include variable payments, those include payments that are tied to an index such as the consumer price index or include rental payments based partially on the hotel revenues. Two additional office space lease are also factored into the lease liability and are classified as operating leases with terms ranging from January 2022 to December 2027. For office space leases that include variable payments, those include payments for the Company's proportionate share of the building's property taxes, insurance, and common area maintenance.

The Company applied judgments related to the determination of the discount rates used to calculate the lease liability upon adoption at January 1, 2019. Since the discount rate implicit in the leases could not be readily determinable, we had to calculate our incremental borrowing rate as defined by ASC Topic 842. In order to calculate our incremental borrowing rate, the Company utilized judgments and estimates regarding the Company's market credit rating, comparable market bond yield curve, and adjustments to market yield curves to determine a securitized rate.

We are also a lessor in certain office space and retail lease agreements related to our hotels and the adoption of this ASU did not have a material impact on our accounting for leases where we are the lessor. The adoption of this ASU did not impact revenue recognition policies for the Company.

The components of lease costs for the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31, 2019
	Ground Lease	Office Lease	Total
Operating lease costs	$973	$121	$1,094
Variable lease costs	137	71	207
Total lease costs	$1,110	$192	$1,301

Other information related to leases as of and for the three months ended March 31, 2019 is as follows:

March 31, 2019
Cash paid from operating cash flow for operating leases	$1,171
Weighted average remaining lease term	64.2
Weighted average discount rate	7.85%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES (CONTINUED)

Payments against lease liabilities are as follows:

Amount
April 1, 2019 to December 31, 2019	$3,441
2020	4,638
2021	4,705
2022	4,167
2023	4,149
Thereafter	270,978
Total undiscounted lease payments	292,078
Less imputed interest	(237,066)
Total lease liabilities	$55,012

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements as of December 31, 2018 are as follows:

Year Ending December 31,	Amount
2019	$4,585
2020	4,638
2021	4,705
2022	4,167
2023	4,149
Thereafter	270,978
$293,222

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2019 and 2018, base management fees incurred from HHMLP totaled $2,993 and $2,592, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2019 and 2018, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2019 and 2018 were $4,975 and $4,665, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2019 and 2018, the Company incurred accounting fees of $315 and $296, respectively. For the three months ended March 31, 2019 and 2018, the Company incurred information technology fees of $102 and $95, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2019 and 2018, we incurred fees of $524 and $512, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
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

Hotel Supplies

For the three months ended March 31, 2019 and 2018, we incurred charges for hotel supplies of $134 and $67, respectively. For the three months ended March 31, 2019 and 2018, we incurred charges for capital expenditure purchases of $535 and $498, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $1 and $0 is included in accounts payable at March 31, 2019 and December 31, 2018, respectively.

Restaurant Lease Agreements with Independent Restaurant Group

The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  Subsequent to December 31, 2018, the Company entered into lease agreements with Independent Restaurant Group (“IRG”) for restaurants at two of its hotel properties.  Certain executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provide for five-year terms and the payment of base rents and percentage rents, which are based on IRG’s revenue in excess of defined thresholds.  Aggregate minimum rents due under the two leases range between $323 and $450 per annum over the initial five-year term.  Percentage rents range between 5% and 15% of IRG’s revenues in excess of defined thresholds.  The base rents are due monthly and percentages rents owed, if any, are due quarterly.  The restaurant leases are subject to early termination upon the occurrence of defaults and certain other events described therein.  Restaurant lease agreements with other unaffiliated restaurant management companies have similar terms.

Due From Related Parties

The due from related parties balance as of March 31, 2019 and December 31, 2018 was approximately $5,951 and $3,294, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of March 31, 2019 and December 31, 2018 was $0.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
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

As of March 31, 2019, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of March 31, 2019 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of March 31, 2019 and December 31, 2018.

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	March 31, 2019	December 31, 2018

Term Loan Instruments:
Unsecured Credit Facility	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	$150,000	$1,127	$1,741
Unsecured Credit Facility	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	October 3, 2019	50,000	198	320
Unsecured Credit Facility (1)	Swap	1.866%	1-Month LIBOR + 2.25%	August 10, 2017	August 10, 2020	300,000	1,071	2,287
Unsecured Credit Facility	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	January 10, 2021	103,500	(671)	(314)
Unsecured Credit Facility	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	January 10, 2021	103,500	(671)	(315)

Mortgages:
Hyatt, Union Square, New York, NY	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	—	—
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	44,325	322	479
Courtyard, LA Westside, Culver City, CA	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	305	458
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR + 2.65%	May 1, 2018	May 1, 2021	28,000	4	22

							$1,685	$4,678

(1) On March 23, 2017, we entered into an interest rate swap associated with $300,000 of our unsecured credit facility, which became effective beginning on August 10, 2017. This swap effectively fixed the interest rate of the notional amount at 3.6930% from the effective date through August 9, 2018. For the period from August 10, 2018 to August 11, 2019, the interest rate will be fixed at 4.1155%. For the period from August 12, 2019 through maturity, the interest rate will be fixed at 4.3925%. This swap matures on August 10, 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of swaps and our interest rate caps with a positive balance is included in other assets at March 31, 2019 and December 31, 2018. The fair value of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at March 31, 2019 and December 31, 2018.

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $2,921 and a gain of $3,632 for the three months ended March 31, 2019 and 2018, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1,141 and $275, of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three months ended March 31, 2019 and 2018, respectively. For the next twelve months ending March 31, 2020, we estimate that an additional $2,167 will be reclassified as a decrease to interest expense.

Fair Value of Debt

We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2019, the carrying value and estimated fair value of our debt were $1,119,863 and $1,110,634 respectively. As of December 31, 2018, the carrying value and estimated fair value of our debt were $1,093,031 and $1,082,485, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
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

Executives

In its continuous effort to implement executive compensation strategies that further align the interests of the Company’s executives with those of shareholders, the Compensation Committee comprehensively redesigned the executive compensation programs for 2019. Prior to 2019, executives participated in the Annual Cash Incentive Program (“ACIP”), the Annual Long Term Equity Incentive Program (“Annual EIP”), and the Multi-Year Long Term Equity Incentive Program (“Multi-Year EIP”). Beginning in 2019, executives will participate in the Short Term Incentive Program (“STIP”) and the Long-Term Incentive Program (“LTIP”), eliminating the legacy compensation programs.

Short Term Incentive Program

On March 6, 2019, the Compensation Committee approved the 2019 STIP for the executive officers, pursuant to which the executive officers are eligible to earn cash and equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan. Awards are earned under the 2019 STIP based on achieving a threshold, target or maximum level of defined performance objectives and any amounts earned are satisfied 50% in cash and 50% in equity awards. The Compensation Committee provided the option to the executive officers to elect shares in lieu of cash payment under the 2019 STIP.  The Company accounts for grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of March 31, 2019,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2019 STIP.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested LTIP Units issued to executives:

					Units Vested		Unearned Compensation
Issuance Date	Weighted Average Share Price	LTIP Units Issued	Vesting Period	Vesting Schedule	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
March 21, 2019
(2018 Annual EIP) (2018 ACIP)	$18.00	498,261	3 years	25%/year (1)(2)	64,583	—	$4,695	$—
March 28, 2018
(2017 Annual EIP) (2017 ACIP)	17.91	564,434	3 years	25%/year (1)(3)	144,216	144,216	2,240	2,875
March 28, 2017
(2016 Annual EIP)	18.53	122,727	3 years	25%/year (1)	92,042	92,042	114	152
		1,185,422			300,841	236,258	$7,049	$3,027

(1)
25% of the issued shares or LTIP Units vested immediately upon issuance. In general, the remaining shares or LTIP Units vest 25% on the first through third anniversaries of the end of the performance period, which is a calendar year-end (subject to continuous employment through the applicable vesting date).

(2)	The issuance included 239,918 units issued with a 2 year cliff vesting provision.

(3)	The issuance included 276,000 units issued with a 2 year cliff vesting provision.

Stock based compensation expense related to the Annual EIPs and the ACIPs of $1,400 and $786 was incurred during the three months ended March 31, 2019 and 2018, respectively. Unearned compensation related to the Annual EIPs and the ACIPs as of March 31, 2019 and December 31, 2018 was $7,049 and $3,027, respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Long Term Incentive Programs

On March 6, 2019, the Compensation Committee approved the 2019 LTIP. This program has a three-year performance period which commenced on January 1, 2019 and ends December 31, 2021. As of March 31, 2019, no shares or LTIP Units have been issued to the executive officers in settlement of 2019 LTIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of the approved Multi-Year EIPs:

					Units Vested		Unearned Compensation
Compensation Committee Approval Date	Weighted Average Share Price	LTIP Units Issued	LTIP Issuance Date	Performance Period	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
March 8, 2018
(2018 Multi-Year EIP)	$11.06	—	N/A	1/1/2018 to 12/31/2020	—	—	$1,197	$1,306
March 10, 2017
(2017 Multi-Year EIP)	9.25	—	N/A	1/1/2017 to 12/31/2019	—	—	524	598
March 17, 2016
(2016 Multi-Year EIP)	11.25	32,020	N/A	1/1/2016 to 12/31/2018	16,009	—	335	296
		32,020			16,009	—	$2,056	$2,200

The shares or LTIP Units issuable under the LTIP or the Multi-Year EIPs are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room (RevPar) compared to the Company’s peer group (25% of the award).

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

Stock based compensation expense of $221 and $552 was recorded for the three months ended March 31, 2019 and 2018, respectively, for the Multi-Year EIPs. Unearned compensation related to the Multi-Year EIPs as of March 31, 2019 and December 31, 2018, respectively, was $2,056, and $2,200.

Restricted Share Awards

Trustees

Board Fee Compensation

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received. On December 31, 2018, we issued 10,863 shares which do not fully vest until December 31, 2019. Compensation expense incurred for the three months ended March 31, 2019 and 2018 was $48 and $50, respectively. The following table is a summary of all unvested share awards issued to trustees in lieu of board fee compensation:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2019	December 31, 2018
December 31, 2018	10,863	$17.54	12 months	100%	$143	$191

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three months ended March 31, 2019 and 2018 was $35 and $26, respectively. Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $263 and $298 as of March 31, 2019 and December 31, 2018, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Weighted Average Share Price	Shares Issued	Vesting Period	Vesting Schedule	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
December 31, 2018	$17.54	9,000	3 years	33% /year	—	—	$145	$158
December 29, 2017	17.40	9,000	3 years	33% /year	3,000	3,000	91	104
December 30, 2016	21.50	5,000	3 years	33% /year	3,335	3,335	27	36
					6,335	6,335	$263	$298

Employee and Non-employee Awards

In addition to share based compensation expense related to awards to executives and trustees under the programs described above, share based compensation expense related to restricted common shares issued to employees of the Company and non-employees for services provided to the Company totaled $254 and $192 for the three months ended March 31, 2019 and 2018, respectively.  Unearned compensation related to these restricted share awards as of March 31, 2019 and December 31, 2018 was $960 and $829, respectively.

The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan :

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Range of Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
2019	28,317	$18.00	0-2 years	50-100% /year	—	—	$510	$—
2018	54,776	$17.91-$22.65	1-4 years	25-100% /year	19,803	2,189	340	641
2017	34,033	$18.47-$18.53	2 years	50% /year	18,007	24,111	104	174
2015	15,703	$28.09	2-4 years	25-50% /year	14,469	14,469	6	14
Total	132,829				52,279	40,769	$960	$829

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2019	2018
NUMERATOR:
Basic and Diluted*
Net Loss	$(7,882)	$(9,148)
Loss allocated to Noncontrolling Interests	923	1,104
Distributions to Preferred Shareholders	(6,044)	(6,044)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(282)	(202)
Net Loss applicable to Common Shareholders	$(13,285)	$(14,290)

DENOMINATOR:
Weighted average number of common shares - basic	39,115,390	39,636,166
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—
Contingently Issued Shares and Units	—	—
Weighted average number of common shares - diluted	39,115,390	39,636,166

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
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2019 and 2018 totaled $13,739 and $11,045 respectively. Cash paid for income taxes during the three months ended March 31, 2019 and 2018 totaled $24 and $0, respectively. The following non-cash investing and financing activities occurred during the three months ended March 31, 2019 and 2018:

	2019	2018
Common Shares issued as part of the Dividend Reinvestment Plan	$21	$18
Acquisition of hotel properties:
Deposit paid in prior period towards acquisition which closed in current period	—	1,000
Conversion of Common Units to Common Shares	—	367
Issuance of share based payments	10,054	—
Accrued payables for capital expenditures placed into service	1,334	3,859
Cumulative Effect on Equity from the Adoption of ASC Subtopic 610-20	—	129,021
Adjustment to Record Noncontrolling Interest at Redemption Value	140	—
Adjustment to Record Right of Use Asset & Lease Liability	55,012	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018:

	2019	2018
Cash and cash equivalents	$33,526	$31,620
Escrowed cash	8,693	7,974
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$42,219	$39,594

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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
● changes in real estate and zoning laws and increases in real property tax rates; and

● the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2019, we owned interests in 48 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 38 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 9 hotels owned through unconsolidated joint ventures. We also entered into a joint venture during the third quarter of 2018 that will be constructing a new hotel adjacent to two existing hotels partially owned by us through separate, unconsolidated joint venture interests. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2019, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During the first quarter of 2019, we continued to see improvements in our key metrics for our consolidated hotels led by hotels in most of our key markets. Our results for the first quarter of 2019 were positively impacted by having our two hurricane impacted hotels in South Florida fully operational. Outside of this impact our portfolio operating performance was positively impacted by prior year hotel renovations and repositionings. While we continue to explore acquisition opportunities in coastal gateway urban centers and select resort destinations, we remain focused on operating efficiencies within our portfolio and asset repositioning opportunities to drive earnings and cash flow growth over the next year to de-lever our balance sheet. In addition, we will continue to look for attractive opportunities to divest certain properties at favorable prices, potentially redeploying capital in markets that offer higher growth, reducing our leverage, or opportunistically repurchasing our common shares.

The manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and other documents that we may file with the SEC in the future. We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The table below outlines operating results for the Company’s portfolio of hotels consolidated within our financial statements for the three months ended March 31, 2019 and 2018.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part during the periods being presented, and is deemed fully operational. Based on this definition, for the three months ended March 31, 2019 and 2018, there are 37 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 for our comparable hotels.

For the comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018, comparable hotel operating results contain results from our consolidated hotels owned as of March 31, 2019, excluding: (1) the Courtyard Cadillac Hotel, Miami, FL and the Parrot Key Hotel and Resort because both hotels had not been operating during the first quarter of 2018 while the damage from Hurricane Irma was repaired; and (2) the results of all hotels sold since December 31, 2017. The comparison of the three months ended March 31, 2019 to March 31, 2018 includes results as reported by the prior owners for the following hotels acquired since December 31, 2017:

•	The Annapolis Waterfront Hotel - Annapolis, MD (acquired March 28, 2018)

COMPARABLE CONSOLIDATED HOTELS:
(includes 37 hotels in both periods)

	Three Months Ended
	March 31,
	2019	2018	Variance
	($'s in 000's except ADR and RevPAR)
Occupancy	78.8%	76.5%	235 bps
Average Daily Rate (ADR)	$199.54	$201.57	(1.0)%
Revenue Per Available Room (RevPAR)	$157.31	$154.17	2.0%

Room Revenues	$80,883	$78,882	2.5%
Total Revenues	$101,843	$99,363	2.5%

For the three months ended March 31, 2019 we experienced growth, on a comparative basis, for occupancy resulting in RevPAR growth of 2.0%. For the three months ended March 31, 2019, our hotels in Philadelphia and Boston contributed to our overall RevPAR growth by delivering RevPAR growth of 16.3% and 3.8%, respectivley. While our New York City properties experienced a decrease in RevPAR of 4.6%, the remaining markets maintained relatively stable metrics for the first quarter of 2019.

The table below outlines operating results for the Company’s portfolio of hotels we own through interests in unconsolidated joint ventures for the three months ended March 31, 2019 and 2018.

We define a comparable unconsolidated joint venture hotel as one that is currently owned by our unconsolidated joint ventures in whole or in part for the entirety of the periods being presented, and is deemed fully operational. Based on this definition, for the three months ended March 31, 2019 and 2018, there are 9 comparable unconsolidated joint venture hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to the joint venture’s ownership of hotels purchased during the comparable period for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 for our comparable hotels.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
(includes 9 hotels in both periods)

	Three Months Ended
	March 31,
	2019	2018	Variance
	($'s in 000's except ADR and RevPAR)
Occupancy	88.7%	88.9%	-20 bps
Average Daily Rate (ADR)	$143.78	$153.24	(6.2)%
Revenue Per Available Room (RevPAR)	$127.49	$136.20	(6.4)%

Room Revenues	$16,350	$16,732	(2.3)%
Total Revenues	$16,971	$17,191	(1.3)%

The occupancy for the properties held within our unconsolidated joint ventures decreased 20 basis points for the three months ended March 31, 2019 compared to the same period in 2018. The properties within our unconsolidated joint ventures, on a comparable basis, experienced a decrease of 6.4% in RevPAR for the three months ended March 31, 2019. The largest driver of this negative RevPAR performance is the performance of the hotel properties located in Boston which had a RevPAR decrease of 13.9% for the three months ended March 31, 2019, compared to the same period in 2018. The properties within our Cindat joint venture in New York City had a decrease in RevPAR of 3.6% for the quarter when compared to 2018.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2019 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended March 31, 2019 and 2018. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $15,128 or 15.2%, to $114,643 for the three months ended March 31, 2019 compared to $99,515 for the same period in 2018. This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the three months ended March 31, 2018		$99,515
Incremental Revenue Additions from Acquisitions (1/1/2018 - 3/31/2019):
The Annapolis Waterfront Hotel - Annapolis, MD	1,856
Total Incremental Revenue from Acquisitions		1,856
Revenue Reductions from Dispositions (1/1/2018 - 3/31/2019):
Residence Inn - Tysons Corner, VA	(953)
Hampton inn - Pearl Street, New York, NY	(530)
Total Revenue Reductions from Dispositions		(1,483)
Change in Hotel Operating Revenue for Remaining Hotels		14,755
Hotel Operating Revenue for the three months ended March 31, 2019		$114,643

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $14,755 increase in hotel operating revenue. This increase is attributable to the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas, both of which were closed for the entire first quarter of 2018 and fully operational for the first quarter of 2019. The Cadillac Hotel and Beach Club was damaged during Hurricane Irma in 2017 while it was branded as a Courtyard by Marriott. As a result of the hurricane damage, we accelerated our plan to convert this hotel to an Autograph Collection hotel causing it to be closed until the end of the third quarter of 2018. The Parrot Key Hotel & Villas incurred significant damage during Hurricane Irma in 2017, remaining closed for repairs until it re-opened during the fourth quarter of 2018.
Collectively, these two hotels accounted for an increase in hotel operating revenue for the three months ended March 31, 2019 of $12,471. The remaining hotels contributed a net increase in revenue for the first quarter of 2019 of approximately $2,284 when compared to the same period in 2018.

Expenses

Total hotel operating expenses increased 12.5% to approximately $75,111 for the three months ended March 31, 2019 from $66,782 for the three months ended March 31, 2018. The increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the three months ended March 31, 2018		$66,782
Incremental Expense Additions from Acquisitions (1/1/2018 - 3/31/2019):
The Annapolis Waterfront Hotel - Annapolis, MD	1,167
Total Incremental Expenses from Acquisitions		1,167
Expense Reductions from Dispositions (1/1/2018 - 3/31/2019):
Residence Inn - Tysons Corner, VA	(577)
Hyatt House - Gaithersburg, MD	(13)
Hampton inn - Pearl Street, New York, NY	(590)
Total Expense Reductions from Dispositions		(1,180)
Change in Hotel Operating Expenses for Remaining Hotels		8,341
Hotel Operating Expenses for the three months ended March 31, 2019		$75,110

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $8,341 increase in hotel operating expenses. As mentioned in the revenue section above, the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas were closed for the entire first quarter of 2018 and fully operational for the first quarter of 2019 resulting in an increase in hotel operating expenses related to these two properties of $6,695, collectively. The remaining hotels contributed a net increase in expense for the first quarter of 2019 of approximately $1,646 when compared to the same period in 2018.

Depreciation and amortization increased by 12.0%, or $2,589, to $24,128 for the three months ended March 31, 2019 from $21,539 for the three months ended March 31, 2018. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired or renovated, partially offset by properties sold. Real estate and personal property tax and property insurance increased $1,105, or 13.3%, for the three months ended March 31, 2019 when compared to the same period in 2018. Increases from properties acquired since January 1, 2018 added $161 in expense and properties sold since January 1, 2018 resulted in a decrease of $231 in real estate and property insurance for the three months ended March 31, 2019. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense increased by 10.0%, or approximately $509, from $5,091 in the three months ended March 31, 2018 to $5,600 for the same period in 2019. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Executives elected 100% of their annual cash incentive payments, if earned, in shares or LTIP Units. As a result expenses related to share based compensation increased $352 when comparing the three months ended March 31, 2019 to the same period in 2018. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Prior to January 1, 2018, acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Based on the updated accounting literature that defines purchases of businesses versus the purchase of assets, the majority of our acquisitions subsequent to 2017 will be viewed as the purchase of assets, which will result in the acquisition costs related to asset purchases being included in the purchase price of the asset. As a result, the only expenses that will be recorded in this line item going forward will generally be related to any terminated deal costs. Acquisition and terminated transaction costs for the three months ended March 31, 2019 totaled $0.

Operating Income

Operating loss for the three months ended March 31, 2019 was $553 compared to operating loss of $2,993 during the same period in 2018. The reduction in our operating loss of $2,440 for the first quarter 2019 compared to the same period in 2018 was largely the result of our growth in hotel operating revenues exceeding our increases in hotel operating expenses by $6,800. This positive impact was partially offset by increased costs in areas such as real estate taxes and property insurance, general and administrative expenses, and depreciation and amortization.

Interest Expense

Interest expense increased $1,526 from $11,372 for the three months ended March 31, 2018 to $12,898 for the three months ended March 31, 2019. The balance of our borrowings, excluding discounts and deferred costs, have increased by $27,372 in total between March 31, 2018 and March 31, 2019, as we drew $1,000, net on our line of credit and had a net increase in mortgages payable of $26,372. The primary driver of our increased interest expense is due to increasing interest rates. The mortgage debt on the Annapolis Waterfront Hotel, which was originated in the second quarter of 2018 added $371 of interest expense when comparing the first quarter of 2019 with the same period in 2018.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $382 from a loss of $201 for the three months ended March 31, 2018 compared to income of $181 during the same period in 2019. The change in net income for the three months ended March 31, 2019 is directly attributable to the results of operations of our two South Boston joint ventures.

Income Tax Benefit

During the three months ended March 31, 2019, the Company recorded an income tax benefit of $5,264 compared to an income tax benefit of $2,655 for the three months ended March 31, 2018. The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2019 was $13,003 compared to $14,088 during the same period in 2018, resulting in a decreased loss of $1,085. This decrease in loss was primarily related to the increased operating income as discussed above and an increased income tax benefit, partially offset by increased interest expense and a decrease in gains from hotel dispositions.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of March 31, 2019.

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

As of March 31, 2019, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $37,000 outstanding under the Line of Credit. As of March 31, 2019, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $141,045 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2019, we have $100,803 of mortgage indebtedness maturing on or before December 31, 2019. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

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

Common Share Repurchase Plan

In December 2018, our Board of Trustees authorized a share repurchase program for up to $50,000 of common shares which commenced upon the completion of the prior repurchase program. The program will expire on December 31, 2019, unless extended by our Board of Trustees. For the three months ended March 31, 2019, the Company repurchased 273,538 common shares for an average price of $16.91.

Acquisitions

During the three months ended March 31, 2019, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate of $0.28 per common share per quarter or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by the continued ramp up of the hotel acquired during 2018 and newly renovated hotels, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the three months ended March 31, 2019 was $6,002 and cash used for the payment of distributions and dividends for the three months ended March 31, 2019 was $18,239. Historically, the first quarter of each year produces weaker financial results, including cash provided by operating activities, when compared to the remaining quarters of the year. As such, we do not expect the cash paid on dividends to exceed cash provided by operating activities for the year ended December 31, 2019.

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

Spending on capital improvements during the three months ended March 31, 2019 decreased when compared to spending on capital improvements during the three months ended March 31, 2018. During the three months ended March 31, 2019, we spent $8,710 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $19,218 during the same period in 2018. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. Construction to replace assets damaged by recent hurricanes is discussed in the paragraph below.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels. In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the three months ended March 31, 2019, we spent $77 on hotel development projects compared to $11,122 during the same period of 2018, which consisted mostly of construction on hurricane impacted hotels. We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2019 and 2018

Net cash provided by operating activities decreased $3,623 from $9,625 for the three months ended March 31, 2018 to $6,002 for the comparable period in 2019. Net income, adjusted for non-cash items reflected in the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, increased by $4,557 for the three months ended March 31, 2019 when compared to 2018. Additional cash from operating activities was provided by distributions from unconsolidated joint ventures of $853, offset by a net increase in working capital.

Net cash used in investing activities for the three months ended March 31, 2019 was $8,140 compared to net cash provided by investing activities of $32,074 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we received $0 in proceeds from the disposition of hotel properties and $0 in insurance proceeds related to claims for property losses as a result of Hurricane Irma. Additionally, we received $647 in proceeds from unconsolidated joint ventures as a return of our investment. During the three months ended March 31, 2018 we received $49,594 in proceeds from the disposition of two hotels and $6,312 in insurance proceeds related to claims for property losses as a result of Hurricane Irma. Additionally, we received $47,738 in proceeds from the redemption of our preferred equity investment in Cindat. Offsetting these sources of funds were $0 for no purchases of hotel property during the three months ended March 31, 2019 compared to $41,230 for the purchase of one hotel property during the three months ended March 31, 2018.

Net cash provided by financing activities for the three months ended March 31, 2019 was $3,574 compared to net cash used in financing activities for the three months ended March 31, 2018 of $27,691. We had cash outflows of $467 in repayments of mortgage borrowings during the three months ended March 31, 2019. During the three months ended March 31, 2018, we repaid amounts on the line of credit, unsecured term loan, and mortgages payable of $18,450. During the three months ended March 31, 2019, we borrowed $27,000 from our line of credit. During the three months ended March 31, 2018 we borrowed $19,900 from our line of credit. Also during the three months ended March 31, 2019, we repurchased $4,624 of our Class A Common Shares compared with $10,833 in the three months ended March 31, 2018. In addition, dividends and distributions paid during the three months ended March 31, 2019 increased $39 when compared to the same period in 2018.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018

Net loss applicable to common shareholders	$(13,003)	$(14,088)
Loss allocated to noncontrolling interest	(923)	(1,104)
(Loss) Income from unconsolidated joint ventures	(181)	201
Gain on disposition of hotel properties	—	(3,417)
Depreciation and amortization	24,128	21,539
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	10,021	3,131

Loss (Income) from unconsolidated joint ventures	181	(201)
Unrecognized pro rata interest in income (loss)	(2,973)	(4,060)
Depreciation and amortization of difference between purchase price and historical cost (1)	24	24
Interest in depreciation and amortization of unconsolidated joint ventures (2)	1,282	1,052
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	(1,486)	(3,185)

Funds from Operations applicable to common shareholders and Common Units	$8,535	$(54)

Weighted Average Common Shares and Common Units
Basic	39,115,390	39,636,166
Diluted	43,192,933	43,462,075

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2019 and 2018 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of March 31, 2019, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update will simplify several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update affects all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted the provisions of the update effective January 1, 2019. The adoption of this update did not have a material effect on our consolidated financial statements or the disclosures of share-based payments within Note 9 to these consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions. The Company adopted the provisions of the update effective January 1, 2019. The adoption of this update did not have a material effect on our consolidated financial statements or the disclosures related to fair value measurements within Note 8 of these consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business as it relates to acquisitions and business combinations. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an asset or a business. We expect most of our hotel property acquisitions to qualify as asset acquisitions under the standard which requires the capitalization of acquisition costs to the underlying assets. The Company expects the standard to have an impact on our financial statements in periods during which we complete significant hotel acquisitions. The Company has adopted ASU No. 2017-01 effective, January 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows. Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018. The adoption of ASU No. 2016-18 changed the presentation of the statement of cash flows for the Company and we utilized a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption. Additionally, the Company provides a reconciliation within Note 11 of cash, cash equivalents, and restricted cash to their relative balance sheet captions.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases. The Company adopted the provisions of the update effective January 1, 2019. As a result, the Company recorded a right of use asset and corresponding lease liability of $55,515 at January 1, 2019 for leases where we are the lessee. The Company also reclassified $11,050 previously included in intangible assets to the right of use asset, related to purchase accounting adjustments for below market rate leases. Additionally, the Company reclassified $19,627 previously included in accounts payable and accrued expenses to the right of use asset. This reclassification related to amounts recorded for accrued lease expense, as a result of using the straight-line rent method, and intangible liabilities derived from land leases acquired at above market lease rates. Upon adoption the right of use asset had a weighted average useful life of 64.2 years. We are also a lessor in certain office space and retail lease agreements related to our hotels and the adoption of this ASU did not have a material impact on our accounting for leases where we are the lessor. The adoption of this ASU did not impact revenue recognition policies for the Company. See Note 6 to these consolidated financial statements for further lease disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2019, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second and Third Term Loans and certain variable rate mortgages and notes payable. As of March 31, 2019, we had total variable rate debt outstanding of $242,351 with a weighted average interest rate of 4.45%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2019 would be an increase or decrease in our interest expense for the three months ended March 31, 2019 of $590.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2019, we have interest rate caps related to debt on the Hyatt Union Square, New York, NY, and Annapolis Waterfront Hotel, MD and we have five interest rate swaps related to debt on the Courtyard LA Westside, Culver City, CA, Hilton Garden Inn, 52nd Street, New York, NY, and our Unsecured Term Loans. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2019,  approximately 86% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 14% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Credit Facility, and First Term Loan.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2019 to be approximately $1,089,157 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2019 to be approximately $1,132,819.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2019, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$1,103	$598,475	$230,020	$51,930	$881,528
Weighted Average Interest Rate	4.26%	4.49%	4.74%	4.15%	4.41%

Floating Rate Debt	$100,803	$25,280	$815	$78,453	$205,351
Weighted Average Interest Rate	5.16%	5.25%	5.37%	5.49%	5.32%
	$101,906	$623,755	$230,835	$130,383	$1,086,879

Line of Credit	$—	$37,000		$—	$37,000
Weighted Average Interest Rate	—	4.74%		—	—%
	$101,906	$660,755	$230,835	$130,383	$1,123,879

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2019.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a table summary of our common share repurchases during the three months ended March 31, 2019 under the $50 million repurchase program authorized by our Board of Trustees in December 2018. All such common shares were repurchased pursuant to open market transactions.

The share repurchase program will expire on December 31, 2019, unless extended by our Board of Trustees.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2019	273,538	$16.91	273,538	$45,375
February 1 to February 28, 2019	—	—	—	45,375
March 1 to March 31, 2019	—	—	—	45,375

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

HERSHA HOSPITALITY TRUST

April 30, 2019	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)