Form 10-Q
period 2019-06-30
HERSHA HOSPITALITY TRUST
filed 2019-07-31
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

COMMISSION FILE NUMBER: 001-14765
HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	25-1811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive	Harrisburg	PA	17102
(Address of Registrant’s Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code: (717) 236-4400

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	HT	New York Stock Exchange
6.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, par $.01 per share	HT-PC	New York Stock Exchange
6.50% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par $.01 per share	HT-PD	New York Stock Exchange
6.50% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par $.01 per share	HT-PE	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
Yes ☒No

As of July 31, 2019, the number of Class A common shares of beneficial interest outstanding was 39,270,473  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	June 30, 2019	December 31, 2018
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,999,650	$2,026,659
Investment in Unconsolidated Joint Ventures	6,984	4,004
Cash and Cash Equivalents	36,780	32,598
Escrow Deposits	10,767	8,185
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $188	10,566	10,241
Due from Related Parties	5,747	3,294
Intangible Assets, Net of Accumulated Amortization of $6,324 and $7,308	2,333	13,644
Right of Use Asset	45,990	—
Other Assets	37,657	40,005
Total Assets	$2,156,474	$2,138,630

Liabilities and Equity:
Line of Credit	$37,000	$10,000
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	698,559	698,202
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,710	50,684
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	333,133	334,145
Lease Liability	54,861	—
Accounts Payable, Accrued Expenses and Other Liabilities	50,070	70,947
Dividends and Distributions Payable	17,222	17,129
Total Liabilities	$1,241,555	$1,181,107

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$2,856	$2,708

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at June 30, 2019 and December 31, 2018, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at June 30, 2019 and December 31, 2018; 39,240,924 and 39,458,626 Shares Issued and Outstanding at June 30, 2019 and December 31, 2018, respectively	393	395
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at June 30, 2019 and December 31, 2018	—	—
Accumulated Other Comprehensive Income	(3,285)	4,227
Additional Paid-in Capital	1,152,939	1,155,776
Distributions in Excess of Net Income	(302,705)	(267,740)
Total Shareholders' Equity	847,489	892,805

Noncontrolling Interests (Note 1)	64,574	62,010

Total Equity	912,063	954,815

Total Liabilities and Equity	$2,156,474	$2,138,630

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Hotel Operating Revenues:
Room	$118,980	$109,492	$210,465	$188,540
Food & Beverage	18,253	17,001	32,481	30,539
Other Operating Revenues	10,280	7,269	19,210	14,198
Other Revenues	(12)	78	138	202
Total Revenues	147,501	133,840	262,294	233,479
Operating Expenses:
Hotel Operating Expenses:
Room	24,013	22,945	46,103	42,301
Food & Beverage	13,990	13,331	26,822	25,182
Other Operating Expenses	44,607	40,383	84,796	75,958
Gain on Insurance Settlement	—	(6,363)	—	(6,363)
Hotel Ground Rent	1,114	1,349	2,224	2,277
Real Estate and Personal Property Taxes and Property Insurance	8,997	8,129	18,394	16,421
General and Administrative (including Share Based Payments of $3,474 and $3,123, and $5,432 and $4,729 for the three and six months ended June 30, 2019 and 2018, respectively)	8,100	7,585	13,700	12,674
Acquisition and Terminated Transaction Costs	—	2	—	2
Depreciation and Amortization	23,964	22,061	48,092	43,600
Total Operating Expenses	124,785	109,422	240,131	212,052

Operating Income	22,716	24,418	22,163	21,427
Interest Income	58	20	141	45
Interest Expense	(13,325)	(11,879)	(26,223)	(23,251)
Other Expense	(124)	(75)	(83)	(734)
Gain (Loss) on Disposition of Hotel Properties	—	(14)	—	3,403
Loss on Debt Extinguishment	(34)	—	(34)	(22)
Income (Loss) Before Results from Unconsolidated Joint Venture Investments and Income Taxes	9,291	12,470	(4,036)	868

Income from Unconsolidated Joint Ventures	299	537	480	336

Income (Loss) Before Income Taxes	9,590	13,007	(3,556)	1,204

Income Tax Benefit (Expense)	(4,031)	(1,170)	1,233	1,485

Net Income (Loss)	5,559	11,837	(2,323)	2,689
Loss (Income) Allocated to Noncontrolling Interests - Common Units	49	(500)	1,112	604
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	(8)	1,200	152	1,200
Preferred Distributions	(6,043)	(6,043)	(12,087)	(12,087)
Net (Loss) Income Applicable to Common Shareholders	$(443)	$6,494	$(13,146)	$(7,594)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings Per Share:
BASIC
Loss (Income) from Continuing Operations Applicable to Common Shareholders	$(0.02)	$0.16	$(0.35)	$(0.20)

DILUTED
Loss (Income) from Continuing Operations Applicable to Common Shareholders	$(0.02)	$0.16	$(0.35)	$(0.20)

Weighted Average Common Shares Outstanding:
Basic	39,127,385	39,246,946	39,121,421	39,440,481
Diluted*	39,127,385	39,926,099	39,121,421	39,440,481

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Units and Vested LTIP Units	3,379,354	3,173,266	3,344,178	3,139,019
Unvested Stock Awards and LTIP Units Outstanding	616,937	—	423,399	144,005
Contingently Issuable Share Awards	320,240	—	507,006	507,834
Total Potentially Dilutive Securities Excluded from the Denominator	4,316,531	3,173,266	4,274,583	3,790,858

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss)	$5,559	$11,837	$(2,323)	$2,689
Other Comprehensive (Loss) Income
Change in Fair Value of Derivative Instruments	(4,122)	1,452	(5,902)	5,359
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(1,112)	(745)	(2,253)	(1,019)
Total Other Comprehensive (Loss) Income	$(5,234)	$707	$(8,155)	$4,340

Comprehensive Income (Loss)	325	12,544	(10,478)	7,029
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Common Units	465	(553)	1,755	284
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Consolidated Joint Venture	(8)	1,200	152	1,200
Less: Preferred Distributions	(6,043)	(6,043)	(12,087)	(12,087)
Comprehensive (Loss) Income Attributable to Common Shareholders	$(5,261)	$7,148	$(20,658)	$(3,574)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at March 31, 2019	39,213,269	392	—	14,703,214	147	1,151,654	1,534	(291,282)	862,445	4,279,946	64,808	927,253	2,848
ATM Issuance Costs	—	—	—	—	—	(21)	—	—	(21)	—	—	(21)	—
Dividends and Distributions declared:
Common Shares ($0.28 per share)	—	—	—	—	—	—	—	(10,987)	(10,987)	—	—	(10,987)	—
Preferred Shares	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)	—
Common Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(580)	(580)	—
LTIP Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(620)	(620)	—
Dividend Reinvestment Plan	1,231	—	—	—	—	21	—	—	21	—	—	21	—
Share Based Compensation:
Grants	26,424	1	—	—	—	400	—	—	401	—	—	401	—
Amortization	—	—	—	—	—	893	—	—	893	—	1,430	2,323	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(4,819)	—	(4,819)	—	(415)	(5,234)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(8)	—	—	(8)	—	—	(8)	8
Net Income	—	—	—	—	—	—	—	5,608	5,608		(49)	5,559	—
Balance at June 30, 2019	39,240,924	393	—	14,703,214	147	1,152,939	(3,285)	(302,705)	847,489	4,279,946	64,574	912,063	2,856

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at March 31, 2018	39,329,445	394	—	14,703,214	147	1,154,904	7,117	(237,248)	925,314	3,792,531	63,027	988,341	—
ATM Issuance Costs	—	—	—	—	—	(82)	—	—	(82)	—	—	(82)	—
Dividends and Distributions declared:
Common Shares ($0.28 per share)	—	—	—	—	—	—	—	(11,022)	(11,022)	—	—	(11,022)	—
Preferred Shares	—	—	—	—	—	—	—	(6,043)	(6,043)	—	—	(6,043)	—
Common Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(584)	(584)	—
LTIP Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(471)	(471)	—
Dividend Reinvestment Plan	1,088	—	—	—	—	19	—	—	19	—	—	19	—
Share Based Compensation:
Grants	22,687	—	—	—	—	734	—	—	734	—	—	734	—
Amortization	—	—	—	—	—	624	—	—	624		994	1,618	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	3,386
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	652	—	652	—	56	708	—
Net Loss	—	—	—	—	—	—	—	12,537	12,537	—	500	13,037	(1,200)
Balance at June 30, 2018	39,379,211	394	—	14,703,214	147	1,156,604	7,769	(241,776)	923,138	3,766,540	63,117	986,255	2,186

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2018	39,458,626	395	—	14,703,214	147	1,155,776	4,227	(267,740)	892,805	3,749,665	62,010	954,815	2,708
Repurchase of Common Shares	(273,538)	(3)	—	—	—	(4,693)	—	—	(4,696)	—	—	(4,696)	—
ATM Issuance Costs	—	—	—	—	—	(21)	—	—	(21)	—	—	(21)	—
Dividends and Distributions declared:
Common Shares ($0.56 per share)	—	—	—	—	—	—	—	(21,967)	(21,967)	—	—	(21,967)	—
Preferred Shares	—	—	—	—	—	—	—	(12,087)	(12,087)	—	—	(12,087)	—
Common Units ($0.56 per share)	—	—	—	—	—	—	—	—	—	—	(1,158)	(1,158)	—
LTIP Units ($0.56 per share)	—	—	—	—	—	—	—	—	—	—	(1,362)	(1,362)	—
Dividend Reinvestment Plan	2,496	—	—	—	—	42	—	—	42	—	—	42	—
Share Based Compensation:
Grants	53,340	1	—	—	—	400	—	—	401	530,281	—	401	—
Amortization	—	—	—	—	—	1,583	—	—	1,583	—	6,839	8,422	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	300
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(7,512)	—	(7,512)	—	(643)	(8,155)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(148)	—	—	(148)	—	—	(148)	148
Net Loss	—	—	—	—	—	—	—	(911)	(911)		(1,112)	(2,023)	(300)
Balance at June 30, 2019	39,240,924	393	—	14,703,214	147	1,152,939	(3,285)	(302,705)	847,489	4,279,946	64,574	912,063	2,856

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2017	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(335,373)	833,868	3,223,366	54,286	888,154	—
Cumulative Effect of Adoption of ASC 610-20	—	—	—	—	—	—	—	123,228	123,228	—	5,793	129,021	—
Adjusted balance at January 1, 2018	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(212,145)	957,096	3,223,366	60,079	1,017,175	—
Unit Conversion	45,932	—	—	—	—	772	—	—	772	(45,932)	(772)	—	—
Preferred Shares ATM issuance, Net of Costs	—	—	—	1,514	—	(115)	—	—	(115)	—	—	(115)	—
Repurchase of Common Shares	(635,590)	(6)	—	—	—	(10,827)	—	—	(10,833)	—	—	(10,833)	—
Common Units Issued	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends and Distributions declared:
Common Shares ($0.56 per share)	—	—	—	—	—	—	—	(22,037)	(22,037)	—	—	(22,037)	—
Preferred Shares	—	—	—	—	—	—	—	(12,087)	(12,087)	—	—	(12,087)	—
Common Units ($0.56 per share)	—	—	—	—	—	—	—	—	—	—	(1,174)	(1,174)	—
LTIP Units ($0.56 per share)	—	—	—	—	—	—	—	—	—	—	(1,037)	(1,037)	—
Dividend Reinvestment Plan	2,162	—	—	—	—	37	—	—	37	—	—	37	—
Share Based Compensation:
Grants	50,046	1	—	—	—	734	—	—	735	589,106	—	735	—
Amortization	—	—	—	—	—	1,057	—	—	1,057		6,305	7,362	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	4,020	—	4,020	—	320	4,340	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	3,386
Net Income	—	—	—	—	—	—	—	4,493	4,493	—	(604)	3,889	(1,200)
Balance at June 30, 2018	39,379,211	394	—	14,703,214	147	1,156,604	7,769	(241,776)	923,138	3,766,540	63,117	986,255	2,186

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS]

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net (Loss) Income	$(2,323)	$2,689
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	—	(3,403)
Gains from Insurance Recoveries	—	(6,363)
Deferred Taxes	(1,348)	(1,485)
Depreciation	47,791	43,119
Amortization	1,107	1,415
Loss on Debt Extinguishment	17	22
Equity in Income of Unconsolidated Joint Ventures	(480)	(336)
Distributions from Unconsolidated Joint Ventures	478	313
Loss Recognized on Change in Fair Value of Derivative Instrument	163	89
Share Based Compensation Expense	5,432	4,729
Proceeds received for business interruption insurance claims	—	7,183
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(325)	484
Other Assets	(1,317)	(4,124)
Due from Related Parties	(2,453)	373
Increase in:
Accounts Payable, Accrued Expenses and Other Liabilities	129	7,205
Net Cash Provided by Operating Activities	$46,871	$51,910

Investing Activities:
Purchase of Hotel Property Assets	$—	$(41,230)
Capital Expenditures	(21,230)	(38,359)
Cash Paid for Hotel Development Projects	(467)	(22,024)
Proceeds from Disposition of Hotel Properties	—	49,580
Contributions to Unconsolidated Joint Ventures	(4,000)	—
Proceeds from Insurance Claims	—	9,242
Distributions from Unconsolidated Joint Ventures	1,022	47,925
Net Cash (Used in) Provided by Investing Activities	$(24,675)	$5,134

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS]

	Six Months Ended June 30,
	2019	2018
Financing Activities:
Borrowings Under Line of Credit, Net	$27,000	$9,900
Repayment of Borrowings Under Unsecured Term Loan	—	(18,000)
Proceeds of Mortgages and Notes Payable	56,000	28,000
Principal Repayment of Mortgages and Notes Payable	(56,636)	(851)
Cash Paid for Deferred Financing Costs	(643)	(409)
Repurchase of Common Shares	(4,624)	(10,833)
Dividends Paid on Common Shares	(21,980)	(22,151)
Dividends Paid on Preferred Shares	(12,087)	(12,087)
Distributions Paid on Common Units and LTIP Units	(2,371)	(2,059)
Other Financing Activities	(91)	(208)
Net Cash Used in Financing Activities	$(15,432)	$(28,698)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	$6,764	$28,346
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	40,783	25,586

Cash, Cash Equivalents, and Restricted Cash - End of Period	$47,547	$53,932

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of June 30, 2019, we owned an approximate 90.2%  partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the six months ended June 30, 2019 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2018.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $64,574 as of June 30, 2019 and $62,010 as of December 31, 2018. As of June 30, 2019, there were 4,279,946 Common Units and LTIP Units outstanding with a fair market value of $70,790, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

On April 2, 2018, we entered into a joint venture with the party from which we acquired the Ritz-Carlton Coconut Grove, FL. By exercising an option provided to the seller in connection with our purchase of the property in 2017, our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the three and six months ended June 30, 2019, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $0 and $300, respectively, and is recorded as part of the Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. On June 30, 2019, we reclassified $148 from Additional Paid in Capital to Noncontrolling Joint Venture Interest to recognize the noncontrolling interest at the put option redemption value of $2,856.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at June 30, 2019 and December 31, 2018 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Six Months Ended June 30,
Series	June 30, 2019	December 31, 2018	Aggregate Liquidation Preference	Distribution Rate	2019	2018
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.8594	$0.8594
Series D	7,701,700	7,701,700	$192,500	6.500%	$0.8126	0.8126
Series E	4,001,514	4,001,514	$100,000	6.500%	$0.8126	0.8126
Total	14,703,214	14,703,214

In December 2018, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $50,000 of our outstanding common shares. For the six months ended June 30, 2019, the Company repurchased 273,538 common shares for an aggregate purchase price of $4,624. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. There is no guarantee that the Company will repurchase the entire aggregate value of shares authorized for repurchase prior to the program's expiration. The repurchase program will expire on December 31, 2019, unless extended by our Board of Trustees, at their discretion.

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

We recognize revenue for all consolidated hotels as hotel operating revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from our guests. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated on the face of the consolidated statements of operations into the categories of rooms revenue, food and beverage revenue, and other to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company records advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated balance sheets. Advanced deposits are recognized as revenue at the time of the guest's stay. The Company notes no significant judgements regarding the recognition of room revenue.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company's contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company recognizes food and beverage revenue upon the fulfillment of the contract with the customer. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at our hotels. Advanced deposits for food and beverage revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated balance sheets. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services. The Company notes no significant judgements regarding the recognition of food and beverage revenue. Other operating revenues are generated by a variety of activities such as spa services, parking fees, sundry sales, etc., whereby the contracts with customers are typically completed at the time of sale and receipt of payment from the customer. There are no significant judgements regarding revenue recognition related to these ancillary revenue streams.

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

The table below shows the cumulative effect our adoption of ASC 610-20 had on the opening balances of our balance sheet on January 1, 2018.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

The quantitative impact of applying the prior accounting policies would have resulted in an increase of $129,021 in the deferred gain on disposition of hotel assets, an increase of $123,228 in distributions in excess of net income thereby decreasing shareholders' equity, and a decrease of $5,793 in noncontrolling interests at June 30, 2019. The adoption of ASC 610-20 did not materially impact the balances in the Company's consolidated statement of operations or its consolidated statement of cash flows.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Land	$518,243	$518,243
Buildings and Improvements	1,700,391	1,688,459
Furniture, Fixtures and Equipment	286,329	278,098
Construction in Progress	4,271	3,804
	2,509,234	2,488,604

Less Accumulated Depreciation	(509,584)	(461,945)

Total Investment in Hotel Properties *	$1,999,650	$2,026,659
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $45,868 and $44,875 at June 30, 2019 and December 31, 2018, respectively.

Acquisitions

For the six months ended June 30, 2019, we acquired no hotel properties.

Hotel Dispositions
For the six months ended June 30, 2019, we disposed of no hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2019 and December 31, 2018, our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	June 30, 2019	December 31, 2018

Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	—	—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	2,017	1,879
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	$—	$1,125
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50.0%	4,967	1,000
			$6,984	$4,004

On September 27, 2018, we entered into a joint venture agreement with JHM SB Three Member, LLC which will own a Home2 Suites located in South Boston, MA. Each partner will have a 50% interest of this asset, which is currently under development and is expected to open in 2020. At the onset of the agreement, each partner contributed $1,000 and any additional contributions will be made equally by each party.

During the six months ended June 30, 2019, we received a distribution of $1,500 from SB Partners, LLC. This distribution exceeded our accounting basis in this joint venture resulting in a $0 investment balance as of June 30, 2019.

Income/Loss Allocation

Cindat Hersha Owner JV, LLC cash available for distribution will be distributed to (1) Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 9.0%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest. Any cash available for distribution remaining will be split 31.2% to us and 68.8% to Cindat. Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of June 30, 2019, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture. This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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

Income (loss) recognized during the three and six months ended June 30, 2019 and 2018, for our investments in unconsolidated joint ventures is as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cindat Hersha Owner JV, LLC	—	—	—	—
Hiren Boston, LLC	315	356	138	249
SB Partners, LLC	$—	$181	$375	$87
SB Partners Three, LLC	(16)	—	(33)	—
Income from Unconsolidated Joint Venture Investments	$299	$537	$480	$336

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.

Balance Sheets

	June 30, 2019	December 31, 2018
Assets
Investment in Hotel Properties, Net	$566,800	$569,609
Other Assets	39,787	30,088
Total Assets	$606,587	$599,697

Liabilities and Equity
Mortgages and Notes Payable	$422,860	$422,205
Other Liabilities	18,740	7,478
Equity:
Hersha Hospitality Trust	9,068	15,554
Joint Venture Partner(s)	156,909	155,053
Accumulated Other Comprehensive Loss	(990)	(593)
Total Equity	164,987	170,014

Total Liabilities and Equity	$606,587	$599,697

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Room Revenue	$26,995	$26,682	$43,346	$43,414
Other Revenue	622	505	1,243	964
Operating Expenses	(11,890)	(11,572)	(21,921)	(21,728)
Lease Expense	(164)	(164)	(365)	(329)
Property Taxes and Insurance	(3,051)	(2,906)	(6,103)	(5,816)
General and Administrative	(1,505)	(1,477)	(2,711)	(2,601)
Depreciation and Amortization	(3,694)	(3,190)	(7,354)	(6,368)
Interest Expense	(7,196)	(6,326)	(14,343)	(12,064)
Loss on Debt Extinguishment	—	—	—	(7,284)
Net Income (Loss)	$117	$1,552	$(8,208)	$(11,812)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Our share of equity recorded on the joint ventures' financial statements	$9,068	$15,554
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(2,084)	(11,550)
Investment in Unconsolidated Joint Ventures	$6,984	$4,004

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS

Other Assets

Other Assets consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Derivative Asset	$703	$5,307
Deferred Financing Costs	1,587	1,845
Prepaid Expenses	13,165	10,695
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	3,549	3,349
Deposits with Unaffiliated Third Parties	2,703	2,866
Deferred Tax Asset, Net of Valuation Allowance of $497	12,426	11,078
Other	1,976	3,317
	$37,657	$40,005

Derivative Asset – This category represents the Company’s gross asset fair value of interest rate swaps and interest rate caps.  Any swaps and caps resulting in a liability to the Company are accounted for separately within Other Liabilities on the Balance Sheets.

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

Deferred Tax Asset – We have approximately $12,426 of net deferred tax assets as of June 30, 2019. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $12,426 of net deferred tax assets in the future.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT

Mortgages

Mortgages payable at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Mortgage Indebtedness	$334,262	$334,897
Net Unamortized Premium	1,060	1,304
Net Unamortized Deferred Financing Costs	(2,189)	(2,056)
Mortgages Payable	$333,133	$334,145

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 4.17% to 6.30% as of June 30, 2019. Aggregate interest expense incurred under the mortgage loans payable totaled $4,077 and $3,888, and $8,067 and $7,307, during the three and six months ended June 30, 2019 and 2018, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of June 30, 2019.

As of June 30, 2019, the maturity dates for the outstanding mortgage loans ranged from November 2019 to September 2025. The Company expects to refinance loans maturing within a year of June 30, 2019 into new property-specific mortgage debt on or before the respective loan maturity dates.

Unsecured Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The face value of the notes payable is offset by $838 and $864 as of June 30, 2019 and December 31, 2018, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 5.64% and 5.23%, and 5.66% and 4.93%, during the three and six months ended June 30, 2019 and 2018, respectively. Interest expense on Unsecured Notes Payable in the amount of $734 and $674, and $1,466 and $1,288, was recorded for the three and six months ended June 30, 2019 and 2018, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
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

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of June 30, 2019, the following hotel properties were borrowing base assets:

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	June 30, 2019	December 31, 2018
Line of Credit	1.50% to 2.25%	$37,000	$10,000
Unsecured Term Loan:
First Term Loan	1.45% to 2.20%	$207,000	$207,000
Second Term Loan	1.50% to 2.25%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		(2,341)	(2,698)
Total Unsecured Term Loan		$698,559	$698,202

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

The Company is in compliance with all of the covenants as of June 30, 2019.

The Company recorded interest expense of $8,903 and $7,661, and $17,539 and $14,773 related to borrowings drawn on the Credit Facility and Term Loans for the three and six months ended June 30, 2019 and 2018, respectively. The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Facility and Term Loans was 4.17% and 3.73%, and 4.15% and 3.69%, for the three and six months ended June 30, 2019 and 2018, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and six months ended June 30, 2019 and 2018, we capitalized $37 and $206, and $74 and $304, of interest expense to ongoing capital improvement projects, respectively.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three and six months ended June 30, 2019 and 2018 was $560 and $443, and $1,134 and $872, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

New Debt/Refinance

On June 7, 2019, we refinanced the outstanding mortgage debt with an original principal balance of $56,000 secured by the Hyatt Union Square, New York, NY. The loan was due to mature on June 9, 2019, but will now mature on June 7, 2023. Also on June 7, 2019, we entered into an interest rate swap that matures June 7, 2023. See "Note 8 - Fair Value Measurements and Derivative Instruments" for more information on the interest rate swap.

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

Subsequent Event

On July 25, 2019, we refinanced the outstanding mortgage debt with an original principal balance of $45,000 secured by the Hilton Garden Inn Tribeca, New York, NY. The loan was due to mature on November 13, 2019, but will now mature on July 25, 2024. Contemporaneous with the mortgage refinance, we entered into an interest rate swap that matures July 25, 2024 that fixes the interest rate at 4.02% until maturity.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
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

The components of lease costs for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$973	$121	$1,094	$1,946	$242	$2,188
Variable lease costs	141	88	229	278	159	437
Total lease costs	$1,114	$209	$1,323	$2,224	$401	$2,625

Other information related to leases as of and for the six months ended June 30, 2019 is as follows:

June 30, 2019
Cash paid from operating cash flow for operating leases	$2,364
Weighted average remaining lease term	64.2
Weighted average discount rate	7.85%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES (CONTINUED)

Payments against lease liabilities are as follows:

Amount
July 1, 2019 to December 31, 2019	$2,295
2020	4,638
2021	4,705
2022	4,167
2023	4,149
Thereafter	270,978
Total undiscounted lease payments	290,932
Less imputed interest	(236,071)
Total lease liabilities	$54,861

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements as of December 31, 2018 are as follows:

Year Ending December 31,	Amount
2019	$4,585
2020	4,638
2021	4,705
2022	4,167
2023	4,149
Thereafter	270,978
$293,222

Management Agreements

Our wholly-owned TRS, 44 New England Management Company, and certain of our joint venture entities engage eligible independent contractors in accordance with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, including Hersha Hospitality Management Limited Partnership (“HHMLP”), as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for a term of five years and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel. Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and six months ended June 30, 2019 and 2018, base management fees incurred from HHMLP totaled $3,949 and $3,457, and $6,942 and $6,146, respectively, and are recorded as Hotel Operating Expenses. For the three and six months ended June 30, 2019 and 2018, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and six months ended June 30, 2019 and 2018 were $6,508 and $6,330, and $11,483 and $10,995, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and six months ended June 30, 2019 and 2018, the Company incurred accounting fees of $315 and $312, and $631 and $607, respectively. For the three and six months ended June 30, 2019 and 2018, the Company incurred information technology fees of $102 and $101, and $203 and $197, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2019 and 2018, we incurred fees of $989 and $411, and $1,513 and $923, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
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

Hotel Supplies

For the three and six months ended June 30, 2019 and 2018, we incurred charges for hotel supplies of $80 and $63, and $214 and $130, respectively. For the three and six months ended June 30, 2019 and 2018, we incurred charges for capital expenditure purchases of $3,882 and $459, and $4,417 and $957, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $0 is included in accounts payable at June 30, 2019 and December 31, 2018.

Restaurant Lease Agreements with Independent Restaurant Group

The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  During the first six months of 2019, the Company entered into lease agreements with Independent Restaurant Group (“IRG”) for restaurants at two of its hotel properties.  Certain executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provide for a term of five years and the payment of base rents and percentage rents, which are based on IRG’s revenue in excess of defined thresholds.  The base rents are due monthly and percentages rents owed, if any, are due quarterly.  The restaurant leases are subject to early termination upon the occurrence of defaults and certain other events described therein.

Due From Related Parties

The due from related parties balance as of June 30, 2019 and December 31, 2018 was approximately $5,747 and $3,294, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of June 30, 2019 and December 31, 2018 was $0.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
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

As of June 30, 2019, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of June 30, 2019 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of June 30, 2019 and December 31, 2018.

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	June 30, 2019	December 31, 2018

Term Loan Instruments:
Unsecured Credit Facility	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	$150,000	$473	$1,741
Unsecured Credit Facility	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	October 3, 2019	50,000	66	320
Unsecured Credit Facility (1)	Swap	1.866%	1-Month LIBOR + 2.25%	August 10, 2017	August 10, 2020	300,000	(999)	2,287
Unsecured Credit Facility	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	January 10, 2021	103,500	(1,420)	(314)
Unsecured Credit Facility	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	January 10, 2021	103,500	(1,420)	(315)

Mortgages:
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	44,325	108	479
Courtyard, LA Westside, Culver City, CA	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	54	458
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR + 2.65%	May 1, 2018	May 1, 2021	28,000	2	22
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(504)	—

							$(3,640)	$4,678

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of swaps and our interest rate caps with a positive balance is included in other assets at June 30, 2019 and December 31, 2018. The fair value of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at June 30, 2019 and December 31, 2018.

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $(5,234) and a gain of $707 for the three months ended June 30, 2019 and 2018, respectively, and a loss of $(8,155) and a gain of $4,340 for the six months ended June 30, 2019 and 2018, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1,112 and $745, and $2,253 and $1,019, of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three and six months ended June 30, 2019 and 2018, respectively. For the next twelve months ending June 30, 2020, we estimate that an additional $2,055 will be reclassified as a increase to interest expense.

Fair Value of Debt

We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2019, the carrying value and estimated fair value of our debt were $1,119,402 and $1,112,088 respectively. As of December 31, 2018, the carrying value and estimated fair value of our debt were $1,093,031 and $1,082,485, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
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

Executives

In its continuous effort to implement executive compensation strategies that further align the interests of the Company’s executives with those of shareholders, the Compensation Committee comprehensively redesigned the executive compensation programs for 2019. Prior to 2019, executives participated in our legacy incentive compensation programs, the Annual Cash Incentive Program (“ACIP”), the Annual Long Term Equity Incentive Program (“Annual EIP”), and the Multi-Year Long Term Equity Incentive Program (“Multi-Year EIP”). Beginning in 2019, executives will participate in the Short Term Incentive Program (“STIP”) and the Long-Term Incentive Program (“LTIP”), eliminating the legacy compensation programs.

Short Term Incentive Program

On March 6, 2019, the Compensation Committee approved the 2019 STIP for the executive officers, pursuant to which the executive officers are eligible to earn cash and equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan. Awards are earned under the 2019 STIP based on achieving a threshold, target or maximum level of defined performance objectives and any amounts earned are satisfied 50% in cash and 50% in equity awards. The Compensation Committee provided the option to the executive officers to elect shares in lieu of cash payment under the 2019 STIP.  The Company accounts for grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of June 30, 2019,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2019 STIP.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested LTIP Units issued to executives:

					Units Vested		Unearned Compensation
Issuance Date	Weighted Average Share Price	LTIP Units Issued	Vesting Period	Vesting Schedule	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
March 21, 2019
(2018 Annual EIP) (2018 ACIP)	$18.00	498,261	3 years	25%/year (1)(2)	64,583	—	$3,977	$—
March 28, 2018
(2017 Annual EIP) (2017 ACIP)	17.91	564,434	3 years	25%/year (1)(3)	144,216	144,216	1,605	2,875
March 28, 2017
(2016 Annual EIP)	18.53	122,727	3 years	25%/year (1)	92,042	92,042	76	152
		1,185,422			300,841	236,258	$5,658	$3,027

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
Stock based compensation expense related to the STIP and our legacy short term incentive programs of $2,145 and $1,831, and $3,545 and $2,617 was incurred during the three and six months ended June 30, 2019 and 2018, respectively. Unearned compensation related to the legacy short term incentive programs as of June 30, 2019 and December 31, 2018 was $5,658 and $3,027, respectively.

Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Long Term Incentive Programs

On March 6, 2019, the Compensation Committee approved the 2019 LTIP. This program has a three-year performance period which commenced on January 1, 2019 and ends December 31, 2021. As of June 30, 2019, no shares or LTIP Units have been issued to the executive officers in settlement of 2019 LTIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of the approved Multi-Year EIPs:

					Units Vested		Unearned Compensation
Compensation Committee Approval Date	Weighted Average Share Price	LTIP Units Issued	LTIP Issuance Date	Performance Period	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
March 6, 2019
(2019 LTIP)	$10.08	—	N/A	1/1/2019 to 12/31/2021	—	—	$1,830	$—
March 8, 2018
(2018 Multi-Year EIP)	11.06	—	N/A	1/1/2018 to 12/31/2020	—	—	1,089	1,306
March 10, 2017
(2017 Multi-Year EIP)	9.25	—	N/A	1/1/2017 to 12/31/2019	—	—	449	598
March 17, 2016
(2016 Multi-Year EIP)	11.25	32,020	N/A	1/1/2016 to 12/31/2018	16,009	—	223	296
		32,020			16,009	—	$3,591	$2,200

The shares or LTIP Units issuable under the LTIP or legacy long term incentive programs are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room (RevPar) compared to the Company’s peer group (25.0% of the award).

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

Stock based compensation expense of $470 and $337, and $690 and $889 was recorded for the three and six months ended June 30, 2019 and 2018, respectively, for the 2019 LTIP and the legacy long term incentive programs. Unearned compensation related to the Multi-Year EIPs as of June 30, 2019 and December 31, 2018, respectively, was $3,591, and $2,200.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

Trustees

Board Fee Compensation

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received. On December 31, 2018, we issued 10,863 shares which do not fully vest until December 31, 2019. Compensation expense incurred for the three and six months ended June 30, 2019 and 2018 was $48 and $50, and $95 and $101, respectively. The following table is a summary of all unvested share awards issued to trustees in lieu of board fee compensation:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	June 30, 2019	December 31, 2018
December 31, 2018	10,863	$17.54	12 months	100%	$95	$191

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three and six months ended June 30, 2019 and 2018 was $35 and $26, and $70 and $53, respectively. Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $228 and $298 as of June 30, 2019 and December 31, 2018, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Weighted Average Share Price	Shares Issued	Vesting Period	Vesting Schedule	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
December 31, 2018	$17.54	9,000	3 years	33% /year	—	—	$132	$158
December 29, 2017	17.40	9,000	3 years	33% /year	3,000	3,000	78	104
December 30, 2016	21.50	5,000	3 years	33% /year	3,335	3,335	18	36
					6,335	6,335	$228	$298

Share Awards

Compensation expense related to share awards issued to the Company’s trustees of $402 and $420 was incurred during the three and six months ended June 30, 2019 and 2018, respectively, and is recorded in general and administrative expense on the consolidated statements of operations. Share grants issued to the Company’s trustees are immediately vested. On June 3, 2018, an aggregate of 23,333 shares were issued to the Company’s trustees at a price per share on the date of grant of $17.22.

Employee and Non-employee Awards

In addition to share based compensation expense related to awards to executives and trustees under the programs described above, share based compensation expense related to restricted common shares issued to employees of the Company and non-employees for services provided to the Company totaled $374 and $459 and $630 and $649 for the three and six months ended June 30, 2019 and 2018, respectively.  Unearned compensation related to these restricted share awards as of June 30, 2019 and December 31, 2018 was $635 and $829, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan :

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Range of Share Price on Date of Grant	Vesting Period	Vesting Schedule	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
2019	31,508	$16.61-$18.00	0-2 years	50-100% /year	8,344	—	$334	$—
2018	54,676	$17.91-$22.65	1-4 years	25-100% /year	43,131	2,189	239	641
2017	41,897	$18.47-$18.53	2 years	50% /year	38,378	24,111	62	174
2016	29,294	$18.02-$21.11	2 years	50%/year	29,294	29,294	—	—
2015	15,703	$28.09	2-4 years	25-50% /year	15,703	14,469	—	14
Total	173,078				134,850	70,063	$635	$829

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NUMERATOR:
Basic and Diluted*
Net Income (Loss)	$5,559	$11,837	$(2,323)	$2,689
(Income) Loss allocated to Noncontrolling Interests	41	700	1,264	1,804
Distributions to Preferred Shareholders	(6,043)	(6,043)	(12,087)	(12,087)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(271)	(189)	(553)	(392)
Net (Loss) Income applicable to Common Shareholders	$(714)	$6,305	$(13,699)	$(7,986)

DENOMINATOR:
Weighted average number of common shares - basic	39,127,385	39,246,946	39,121,421	39,440,481
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	407,471	—	—
Contingently Issued Shares and Units	—	271,682	—	—
Weighted average number of common shares - diluted	39,127,385	39,926,099	39,121,421	39,440,481

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the six months ended June 30, 2019 and 2018 totaled $27,802 and $23,165 respectively. Cash paid for income taxes during the six months ended June 30, 2019 and 2018 totaled $466 and $1,127, respectively. The following non-cash investing and financing activities occurred during the six months ended June 30, 2019 and 2018:

	2019	2018
Common Shares issued as part of the Dividend Reinvestment Plan	$42	$37
Acquisition of hotel properties:
Deposit paid in prior period towards acquisition which closed in current period	—	1,000
Conversion of note payable and accrued interest to non-controlling interest	—	3,386
Conversion of Common Units to Common Shares	—	772
Issuance of share based payments	12,119	12,740
Accrued payables for capital expenditures placed into service	1,268	1,369
Cumulative Effect on Equity from the Adoption of ASC Subtopic 610-20	—	129,021
Adjustment to Record Noncontrolling Interest at Redemption Value	148	—
Adjustment to Record Right of Use Asset & Lease Liability	55,515	—
Amortization related to Right of Use Asset & Lease Liability	654	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018:

	2019	2018
Cash and cash equivalents	$36,780	$46,869
Escrowed cash	10,767	7,063
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$47,547	$53,932

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

BACKGROUND

As of June 30, 2019, we owned interests in 48 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 38 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 9 hotels owned through unconsolidated joint ventures. We also entered into a joint venture during the third quarter of 2018 that is constructing a new hotel adjacent to two existing hotels partially owned by us through separate, unconsolidated joint venture interests. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2019, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During the first half of 2019, we continued to see improvements in our key metrics for our consolidated hotels led by hotels in most of our key markets. Our results for the first half of 2019 were positively impacted by having our two hurricane impacted hotels in South Florida fully operational. Outside of this impact our portfolio operating performance was positively impacted by prior year hotel renovations and repositionings. While we continue to explore acquisition opportunities in coastal gateway urban centers and select resort destinations, we remain focused on operating efficiencies within our portfolio and asset repositioning opportunities to drive earnings and cash flow growth over the next year to de-lever our balance sheet. In addition, we will continue to look for attractive opportunities to divest certain properties at favorable prices, potentially redeploying capital in markets that offer higher growth, reducing our leverage, or opportunistically repurchasing our common shares.

The manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties per our forecasts. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and other documents that we may file with the SEC in the future. We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The table below outlines operating results for the Company’s portfolio of hotels consolidated within our financial statements for the three and six months ended June 30, 2019 and 2018.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part during the periods being presented, and is deemed fully operational. Based on this definition, for the three and six months ended June 30, 2019 and 2018, there are 37 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 for our comparable hotels.

For the comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018, comparable hotel operating results contain results from our consolidated hotels owned as of June 30, 2019, excluding: (1) the Cadillac Hotel and Beach Club, Miami, FL and the Parrot Key Hotel & Villas because both hotels had not been operating during the first or second quarter of 2018 while the damage from Hurricane Irma was being remediated; and (2) the results of all hotels sold since December 31, 2017. The comparison of the six months ended June 30, 2019 to June 30, 2018 also includes results as reported by the prior owners for the following hotels acquired since December 31, 2017:

•	The Annapolis Waterfront Hotel - Annapolis, MD (acquired March 28, 2018)

COMPARABLE CONSOLIDATED HOTELS:
(includes 37 hotels in both periods)
($'s in 000's except ADR and RevPAR)

	Three Months Ended			Six Months Ended,
	June 30,			June 30,
	2019	2018	Variance	2019	2018	Variance
Occupancy	86.6%	84.8%	175 bps	82.7%	80.5%	224 bps
Average Daily Rate (ADR)	$247.53	$245.31	0.9%	$224.79	$224.75	—%
Revenue Per Available Room (RevPAR)	$214.36	$208.13	3.0%	$185.99	$180.93	2.8%

Room Revenues	$111,444	$108,205	3.0%	$192,327	$187,087	2.8%
Total Revenues	$137,489	$132,446	3.8%	$239,276	$231,809	3.2%

For the three and six months ended June 30, 2019 when compared to the same periods in 2018, we experienced growth in occupancy while ADR remained relatively flat, resulting in RevPAR growth of 3.0% and 2.8%, respectively. For the three months ended June 30, 2019, our hotels in Philadelphia and Boston contributed to our overall RevPAR growth by delivering RevPAR growth of 11.8% and 5.7%, respectivley. While both our New York City and South Florida properties experienced decreases in RevPAR of 1.5%, the remaining markets maintained relatively stable metrics for the second quarter of 2019. For the six months ended June 30, 2019, our hotels in Philadelphia and Boston contributed to our overall RevPAR growth by delivering RevPAR growth of 13.6% and 5.1%, respectivley. Our New York City properties experienced a decrease in RevPAR of 2.8% over the first six months of 2019 compared to 2018, while the remaining markets maintained relatively stable metrics over that comparative period.

The table below outlines operating results for the Company’s portfolio of hotels we own through interests in unconsolidated joint ventures for the three and six months ended June 30, 2019 and 2018.

We define a comparable unconsolidated joint venture hotel as one that is currently owned by our unconsolidated joint ventures in whole or in part for the entirety of the periods being presented, and is deemed fully operational. Based on this definition, for the three and six months ended June 30, 2019 and 2018, there are 9 comparable unconsolidated joint venture hotels.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
(includes 9 hotels in both periods)
($'s in 000's except ADR and RevPAR)

	Three Months Ended			Six Months Ended,
	June 30,			June 30,
	2019	2018	Variance	2019	2018	Variance
Occupancy	94.2%	94.5%	-24 bps	91.5%	91.7%	-22 bps
Average Daily Rate (ADR)	$220.90	$227.35	(2.8)%	$183.73	$191.63	(4.1)%
Revenue Per Available Room (RevPAR)	$208.18	$214.81	(3.1)%	$168.06	$175.72	(4.4)%

Room Revenues	$26,995	$26,682	1.2%	$43,346	$43,414	(0.2)%
Total Revenues	$27,617	$27,186	1.6%	$44,589	$44,378	0.5%

The properties held within our unconsolidated joint ventures collectively experienced decreases in key operating metrics for the three and six months ended June 30, 2019 compared to the same periods in 2018. The properties within our unconsolidated joint ventures, on a comparable basis, experienced a decrease of 3.1% and 4.4% in RevPAR for the three and six months ended June 30, 2019, respectively. The hotel properties located in Boston had a RevPAR increase of 1.1% for the three months ended June 30, 2019 and a decrease of 4.5% for the six months ended June 30, 2019, compared to the same periods in 2018. The properties within our Cindat joint venture in New York City had decreases in RevPAR of 3.3% and 3.4% for the three and six months ended June 30, 2019, respectively, when compared to 2018.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended June 30, 2019 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended June 30, 2019 and 2018. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $13,751, or 10.3%, to $147,513 for the three months ended June 30, 2019 compared to $133,762 for the same period in 2018. This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the three months ended June 30, 2018		$133,762
Revenue Reductions from Dispositions (1/1/2018 - 6/30/2019):
Residence Inn - Tysons Corner, VA	(1,295)
Total Revenue Reductions from Dispositions		(1,295)
Change in Hotel Operating Revenue for Remaining Hotels		15,046
Hotel Operating Revenue for the three months ended June 30, 2019		$147,513

As noted in the table above, our properties, exclusive of recently disposed hotels, experienced a $15,046 increase in hotel operating revenue. This increase is primarily attributable to the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas, both of which were closed for the entire second quarter of 2018 and fully operational for the second quarter of 2019. The Cadillac Hotel and Beach Club was damaged during Hurricane Irma in 2017 while it was branded as a Courtyard by Marriott. As a result of the hurricane damage, we accelerated our plan to convert this hotel to an Autograph Collection hotel causing it to be closed until the end of the third quarter of 2018. The Parrot Key Hotel & Villas incurred significant damage during Hurricane Irma in 2017, remaining closed for repairs until it re-opened during the fourth quarter of 2018. Collectively, these two hotels accounted for an increase in hotel operating revenue for the three months ended June 30, 2019 of $9,433. The remaining hotels contributed a net increase in revenue for the second quarter of 2019 of approximately $5,613 when compared to the same period in 2018.

Expenses

Total hotel operating expenses increased 7.8% to approximately $82,610 for the three months ended June 30, 2019 from $76,659 for the three months ended June 30, 2018. The increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the three months ended June 30, 2018		$76,659
Expense Reductions from Dispositions (1/1/2018 - 6/30/2019):
Residence Inn - Tysons Corner, VA	(657)
Total Expense Reductions from Dispositions		(657)
Change in Hotel Operating Expenses for Remaining Hotels		6,608
Hotel Operating Expenses for the three months ended June 30, 2019		$82,610

As noted in the table above, our properties, exclusive of recently disposed hotels, experienced a $6,608 increase in hotel operating expenses. As mentioned in the revenue section above, the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas were closed for the entire second quarter of 2018 and fully operational for the second quarter of 2019 resulting in an increase in hotel operating expenses related to these two properties of $4,099, collectively. The remaining hotels contributed a net increase in expense for the second quarter of 2019 of approximately $2,509 when compared to the same period in 2018.

Depreciation and amortization increased by 8.6%, or $1,903, to $23,964 for the three months ended June 30, 2019 from $22,061 for the three months ended June 30, 2018. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired or renovated, partially offset by properties sold. Real estate and personal property tax and property insurance increased $868, or 10.7%, for the three months ended June 30, 2019 when compared to the same period in 2018. We typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense increased by 6.8%, or approximately $515, from $7,585 in the three months ended June 30, 2018 to $8,100 for the same period in 2019. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Executives elected 100% of their annual cash incentive payments, if earned, in shares or LTIP Units. As a result expenses related to share based compensation increased $351 when comparing the three months ended June 30, 2019 to the same period in 2018. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Income

Operating income for the three months ended June 30, 2019 was $22,716 compared to operating income of $24,418 during the same period in 2018. The decrease in our operating income of $1,702 for the second quarter 2019 compared to the same period in 2018 was largely the result of the second quarter of 2018 containing a gain on insurance settlement of $6,363 while the second quarter of 2019 contained no such gain. Additionally, we experienced increases in depreciation expense, real estate taxes and insurance, and general and administrative expenses during the second quarter of 2019 compared to 2018. These items were partially offset by growth in hotel operating revenues exceeding our increases in hotel operating expenses during the quarter.

Interest Expense

Interest expense increased $1,446 from $11,879 for the three months ended June 30, 2018 to $13,325 for the three months ended June 30, 2019. The balance of our borrowings, excluding discounts and deferred costs, have increased by $9,605 in total between June 30, 2018 and June 30, 2019, as we drew $11,000, net on our line of credit and had a net decrease in mortgages payable of $1,395. The primary driver of our increased interest expense is due to increasing interest rates.

Income Tax Expense

During the three months ended June 30, 2019, the Company recorded an income tax expense of $4,031 compared to an income tax expense of $1,170 for the three months ended June 30, 2018. The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended June 30, 2019 was $443 compared to net income of $6,494 during the same period in 2018, resulting in a decrease of $6,937. This decrease in income was primarily related to the decreased operating income as discussed above, increased interest expense, and increased income tax expense. Also contributing to the decrease in income is the reduction in loss being absorbed by the noncontrolling interest in our consolidated joint venture for the three months ended June 30, 2019 compared to 2018.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the six months ended June 30, 2019 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the six months ended June 30, 2019 and 2018. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $28,879, or 12.4%, to $262,156 for the six months ended June 30, 2019 compared to $233,277 for the same period in 2018. This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the six months ended June 30, 2018		$233,277
Incremental Revenue Additions from Acquisitions (1/1/2018 - 6/30/2019):
The Annapolis Waterfront Hotel - Annapolis, MD	1,862
Total Incremental Revenue from Acquisitions		1,862
Revenue Reductions from Dispositions (1/1/2018 - 6/30/2019):
Residence Inn - Tysons Corner, VA	(2,248)
Hampton inn - Pearl Street, New York, NY	(530)
Total Revenue Reductions from Dispositions		(2,778)
Change in Hotel Operating Revenue for Remaining Hotels		29,795
Hotel Operating Revenue for the six months ended June 30, 2019		$262,156

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $29,795 increase in hotel operating revenue. This increase is primarily attributable to the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas, both of which were closed for the entire first half of 2018 and fully operational for the first half of 2019. The Cadillac Hotel and Beach Club was damaged during Hurricane Irma in 2017 while it was branded as a Courtyard by Marriott. As a result of the hurricane damage, we accelerated our plan to convert this hotel to an Autograph Collection hotel causing it to be closed until the end of the third quarter of 2018. The Parrot Key Hotel & Villas incurred significant damage during Hurricane Irma in 2017, remaining closed for repairs until it re-opened during the fourth quarter of 2018. Collectively, these two hotels accounted for an increase in hotel operating revenue for the six months ended June 30, 2019 of $21,907. The remaining hotels contributed a net increase in revenue for the first half of 2019 of approximately $7,888 when compared to the same period in 2018.

Expenses

Total hotel operating expenses increased 10.0% to approximately $157,721 for the six months ended June 30, 2019 from $143,441 for the six months ended June 30, 2018. The increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the six months ended June 30, 2018		$143,441
Incremental Expense Additions from Acquisitions (1/1/2018 - 6/30/2019):
The Annapolis Waterfront Hotel - Annapolis, MD	1,114
Total Incremental Expenses from Acquisitions		1,114
Expense Reductions from Dispositions (1/1/2018 - 6/30/2019):
Residence Inn - Tysons Corner, VA	(1,235)
Hyatt House - Gaithersburg, MD	(13)
Hampton inn - Pearl Street, New York, NY	(591)
Total Expense Reductions from Dispositions		(1,839)
Change in Hotel Operating Expenses for Remaining Hotels		15,005
Hotel Operating Expenses for the six months ended June 30, 2019		$157,721

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $15,005 increase in hotel operating expenses. As mentioned in the revenue section above, the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas were closed for the entire first half of 2018 and fully operational for the first half of 2019 resulting in an increase in hotel operating expenses related to these two properties of $10,794, collectively. The remaining hotels contributed a net increase in expense for the first half of 2019 of approximately $4,211 when compared to the same period in 2018.

Depreciation and amortization increased by 10.3%, or $4,492, to $48,092 for the six months ended June 30, 2019 from $43,600 for the six months ended June 30, 2018. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired or renovated, partially offset by properties sold. Real estate and personal property tax and property insurance increased $1,973, or 12.0%, for the six months ended June 30, 2019 when compared to the same period in 2018. Increases from properties acquired since January 1, 2018 added $164 in expense and properties sold since January 1, 2018 resulted in a decrease of $294 in real estate and property insurance for the six months ended June 30, 2019. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense increased by 8.1%, or approximately $1,026, from $12,674 in the six months ended June 30, 2018 to $13,700 for the same period in 2019. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Executives elected 100% of their annual cash incentive payments, if earned, in shares or LTIP Units. As a result expenses related to share based compensation increased $703 when comparing the six months ended June 30, 2019 to the same period in 2018. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Income

Operating income for the six months ended June 30, 2019 was $22,163 compared to operating income of $21,427 during the same period in 2018. The increase in our operating income of $736 for the first six months of 2019 compared to the same period in 2018 was the result of our growth in hotel operating revenues exceeding our increases in hotel operating expenses for the six months ended June 30, 2019 compared to 2018, which added $14,599 to operating income. Partially offsetting this growth were increases in depreciation expense, real estate taxes and insurance, and general and administrative expenses during the first half of 2019 compared to 2018. Additionally, the six months ended June 30, 2018 contained a gain on insurance settlement of $6,363 while the comparable period in 2019 contained no such gain.

Interest Expense

Interest expense increased $2,972 from $23,251 for the six months ended June 30, 2018 to $26,223 for the six months ended June 30, 2019. The balance of our borrowings, excluding discounts and deferred costs, have increased by $9,605 in total between June 30, 2018 and June 30, 2019, as we drew $11,000, net on our line of credit and had a net decrease in mortgages payable of $1,395. The primary driver of our increased interest expense is due to increasing interest rates. The mortgage debt on the Annapolis Waterfront Hotel, which was originated in the second quarter of 2018 also added $454 of interest expense when comparing the first six months of 2019 with the same period in 2018.

Income Tax Benefit

During the six months ended June 30, 2019, the Company recorded an income tax benefit of $1,233 compared to an income tax benefit of $1,485 for the six months ended June 30, 2018. The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the six months ended June 30, 2019 was $13,146 compared to $7,594 during the same period in 2018, resulting in an increased loss of $5,552. This increase in loss was related to increased interest expense, decreased gain on hotel dispositions, and decreased income tax benefit. Also contributing to the increase in net loss is the reduction in loss being absorbed by the noncontrolling interest in our consolidated joint venture for the six months ended June 30, 2019 compared to 2018. Partially offsetting these items is increased operating income as discussed above.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of June 30, 2019.

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

As of June 30, 2019, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $37,000 outstanding under the Line of Credit. As of June 30, 2019, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $132,848 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2019, we have $45,004 of mortgage indebtedness maturing on or before December 31, 2019. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

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

Common Share Repurchase Plan

In December 2018, our Board of Trustees authorized a share repurchase program for up to $50,000 of common shares which commenced upon the completion of the prior repurchase program. The program will expire on December 31, 2019, unless extended by our Board of Trustees. For the six months ended June 30, 2019, the Company repurchased 273,538 common shares for an average price of $16.91.

Acquisitions

During the six months ended June 30, 2019, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate of $0.28 per common share per quarter or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by the continued ramp up of the hotel acquired during 2018 and newly renovated hotels, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the six months ended June 30, 2019 was $46,871 and cash used for the payment of distributions and dividends for the six months ended June 30, 2019 was $36,438.

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

Spending on capital improvements during the six months ended June 30, 2019 decreased when compared to spending on capital improvements during the six months ended June 30, 2018. During the six months ended June 30, 2019, we spent $21,230 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $38,359 during the same period in 2018. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. Construction to replace assets damaged by recent hurricanes is discussed in the paragraph below.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels. In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the six months ended June 30, 2019, we spent $467 on hotel development projects compared to $22,024 during the same period of 2018, which consisted mostly of construction on hurricane impacted hotels. We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2019 and 2018

Net cash provided by operating activities decreased $5,039 from $51,910 for the six months ended June 30, 2018 to $46,871 for the comparable period in 2019. Net income, adjusted for non-cash items reflected in the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, increased by $9,883 for the six months ended June 30, 2019 when compared to 2018. Additional cash from operating activities was provided by increased distributions from unconsolidated joint ventures of $165, offset by a net increase in working capital of $7,904 and a decrease in business interruption insurance proceeds of $7,183.

Net cash used in investing activities for the six months ended June 30, 2019 was $24,675 compared to net cash provided by investing activities of $5,134 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received $0 in proceeds from the disposition of hotel properties and $0 in insurance proceeds related to claims for property losses as a result of Hurricane Irma. Additionally, we received $1,022 in proceeds from unconsolidated joint ventures as a return of our investment. During the six months ended June 30, 2018 we received $49,580 in proceeds from the disposition of two hotels and $9,242 in insurance proceeds related to claims for property losses as a result of Hurricane Irma. Additionally, we received $47,925 in proceeds from the redemption of our preferred equity investment in Cindat. Offsetting these sources of funds were $0 for no purchases of hotel property and $21,697 spent on capital expenditures and development projects during the six months ended June 30, 2019 compared to $41,230 for the purchase of one hotel property and $60,383 spent on capital expenditures and development projects during the six months ended June 30, 2018.

Net cash used in financing activities for the six months ended June 30, 2019 was $15,432 compared to net cash used in financing activities for the six months ended June 30, 2018 of $28,698. We had net cash outflows of $636 in repayments of mortgage borrowings during the six months ended June 30, 2019. During the six months ended June 30, 2018, we repaid amounts on the line of credit, unsecured term loan, and mortgages payable of $18,851. During the six months ended June 30, 2019, we borrowed $27,000 net, from our line of credit. During the six months ended June 30, 2018 we borrowed $9,900 net, from our line of credit. Also during the six months ended June 30, 2019, we repurchased $4,624 of our Class A Common Shares compared with $10,833 in the six months ended June 30, 2018. In addition, dividends and distributions paid during the six months ended June 30, 2019 increased $141 when compared to the same period in 2018.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net (loss) income applicable to common shareholders	$(443)	$6,494	$(13,146)	$(7,594)
Loss allocated to noncontrolling interest	(41)	(700)	(1,264)	(1,804)
Income from unconsolidated joint ventures	(299)	(537)	(480)	(336)
Loss (gain) on disposition of hotel properties	—	14	—	(3,403)
Depreciation and amortization	23,964	22,061	48,092	43,600
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	23,181	27,332	33,202	30,463

Income from unconsolidated joint ventures	299	537	480	336
Unrecognized pro rata interest in income (loss)	(36)	135	(3,009)	(3,925)
Depreciation and amortization of difference between purchase price and historical cost (1)	23	23	47	47
Interest in depreciation and amortization of unconsolidated joint ventures (2)	1,292	1,054	2,574	2,106
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	1,578	1,749	92	(1,436)

Funds from Operations applicable to common shareholders and Common Units	$24,759	$29,081	$33,294	$29,027

Weighted Average Common Shares and Common Units
Basic	39,127,385	39,246,946	39,121,421	39,440,481
Diluted	43,443,916	43,099,365	43,396,004	43,231,339

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

As of June 30, 2019, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2019, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second and Third Term Loans and certain variable rate mortgages and notes payable. As of June 30, 2019, we had total variable rate debt outstanding of $186,551 with a weighted average interest rate of 4.94%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2019 would be an increase or decrease in our interest expense for the three and six months ended June 30, 2019 of $487 and $900, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of June 30, 2019, we have an interest rate cap related to debt on the Annapolis Waterfront Hotel, MD and we have seven interest rate swaps related to debt on the Courtyard LA Westside, Culver City, CA, Hilton Garden Inn, 52nd Street, New York, NY, Hyatt Union Square, New York, NY and our Unsecured Term Loans. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2019,  approximately 86% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 14% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR, and we acknowledge that in 2021, the financial institutions that produce the LIBOR indexes are expected to discontinue that practice. We are currently evaluating the impact this will have on our financial results and liquidity and will continue to work with our lenders to find a suitable resolution for our LIBOR-based debt.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2019 to be approximately $1,092,705 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2019 to be approximately $1,132,075.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2019, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$743	$598,467	$286,020	$51,928	$937,158
Weighted Average Interest Rate	4.26%	4.45%	4.56%	4.15%	4.36%

Floating Rate Debt	$45,004	$25,285	$830	$78,432	$149,551
Weighted Average Interest Rate	5.07%	5.16%	5.28%	5.40%	5.22%
	$45,747	$623,752	$286,850	$130,360	$1,086,709

Line of Credit	$—	$37,000	$—	$—	$37,000
Weighted Average Interest Rate	—	4.65%	—	—	4.65%
	$45,747	$660,752	$286,850	$130,360	$1,123,709

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2019.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a table summary of our common share repurchases during the six months ended June 30, 2019 under the $50 million repurchase program authorized by our Board of Trustees in December 2018. All such common shares were repurchased pursuant to open market transactions.

The share repurchase program will expire on December 31, 2019, unless extended by our Board of Trustees.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2019	273,538	$16.91	273,538	$45,375
February 1 to February 28, 2019	—	—	—	45,375
March 1 to March 31, 2019	—	—	—	45,375
April 1 to April 30, 2019	—	—	—	45,375
May 1 to May 31, 2019	—	—	—	45,375
June 1 to June 30, 2019	—	—	—	45,375

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On July 31, 2019, the Company, as the general partner of the Operating Partnership, amended the agreement of limited partnership of the Operating Partnership to identify and name a representative of the partnership for purposes of the Code and to provide for the explicit indemnification of such representative in such capacity.

Item 6. Exhibits.

Exhibit No.
10.1	Eleventh Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, Dated July 31, 2019.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

July 31, 2019	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)