Form 10-Q
period 2019-09-30
HERSHA HOSPITALITY TRUST
filed 2019-11-06
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

COMMISSION FILE NUMBER: 001-14765
HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	25-1811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive	Harrisburg	PA	17102
(Address of Registrant’s Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code: (717) 236-4400

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	HT	New York Stock Exchange
6.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, par $.01 per share	HT-PC	New York Stock Exchange
6.500% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par $.01 per share	HT-PD	New York Stock Exchange
6.500% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par $.01 per share	HT-PE	New York Stock Exchange

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

As of November 6, 2019, the number of Class A common shares of beneficial interest outstanding was 38,610,777  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	September 30, 2019	December 31, 2018
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,989,982	$2,026,659
Investment in Unconsolidated Joint Ventures	6,624	4,004
Cash and Cash Equivalents	31,621	32,598
Escrow Deposits	10,540	8,185
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $188	9,919	10,241
Due from Related Parties	5,714	3,294
Intangible Assets, Net of Accumulated Amortization of $6,434 and $7,308	2,248	13,644
Right of Use Assets	45,688	—
Other Assets	36,726	40,005
Total Assets	$2,139,062	$2,138,630

Liabilities and Equity:
Line of Credit	$46,000	$10,000
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	696,995	698,202
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,723	50,684
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	332,872	334,145
Lease Liabilities	54,706	—
Accounts Payable, Accrued Expenses and Other Liabilities	51,882	70,947
Dividends and Distributions Payable	17,046	17,129
Total Liabilities	$1,250,224	$1,181,107

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$3,196	$2,708

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at September 30, 2019 and December 31, 2018, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at September 30, 2019 and December 31, 2018; 38,609,902 and 39,458,626 Shares Issued and Outstanding at September 30, 2019 and December 31, 2018, respectively	386	395
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2019 and December 31, 2018	—	—
Accumulated Other Comprehensive (Loss) Income	(4,316)	4,227
Additional Paid-in Capital	1,143,764	1,155,776
Distributions in Excess of Net Income	(318,610)	(267,740)
Total Shareholders' Equity	821,371	892,805

Noncontrolling Interests (Note 1)	64,271	62,010

Total Equity	885,642	954,815

Total Liabilities and Equity	$2,139,062	$2,138,630

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Hotel Operating Revenues:
Room	$108,909	$103,958	$319,374	$292,498
Food & Beverage	15,870	15,628	48,351	46,167
Other Operating Revenues	10,140	8,143	29,350	22,341
Other Revenues	76	147	214	321
Total Revenues	134,995	127,876	397,289	361,327
Operating Expenses:
Hotel Operating Expenses:
Room	24,000	23,615	70,103	65,916
Food & Beverage	12,605	12,475	39,427	37,657
Other Operating Expenses	43,476	40,205	128,273	116,163
Hotel Ground Rent	1,228	1,328	3,452	3,605
Real Estate and Personal Property Taxes and Property Insurance	10,717	8,932	29,111	25,353
General and Administrative (including Share Based Payments of $2,009 and $2,068, and $7,441 and $6,797 for the three and nine months ended September 30, 2019 and 2018, respectively)	5,613	5,841	19,313	18,515
Acquisition and Terminated Transaction Costs	—	8	—	10
Depreciation and Amortization	24,092	22,764	72,184	66,364
Gain on Insurance Settlement	—	(4,778)	—	(11,141)
Total Operating Expenses	121,731	110,390	361,863	322,442

Operating Income	13,264	17,486	35,426	38,885
Interest Income	66	23	207	68
Interest Expense	(12,935)	(12,407)	(39,158)	(35,658)
Other Expense	(246)	(12)	(328)	(718)
Gain on Disposition of Hotel Properties	—	—	—	3,403
Loss on Debt Extinguishment	(231)	—	(265)	(22)
(Loss) Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(82)	5,090	(4,118)	5,958

Income from Unconsolidated Joint Ventures	38	582	518	918

(Loss) Income Before Income Taxes	(44)	5,672	(3,600)	6,876

Income Tax Benefit (Expense)	551	(2,685)	1,784	(1,200)

Net Income (Loss)	507	2,987	(1,816)	5,676
Loss Allocated to Noncontrolling Interests - Common Units	442	72	1,554	676
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	(340)	(250)	(188)	950
Preferred Distributions	(6,044)	(6,044)	(18,131)	(18,131)
Net Loss Applicable to Common Shareholders	$(5,435)	$(3,235)	$(18,581)	$(10,829)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(0.15)	$(0.09)	$(0.50)	$(0.29)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(0.15)	$(0.09)	$(0.50)	$(0.29)

Weighted Average Common Shares Outstanding:
Basic	38,878,818	39,321,062	39,039,665	39,400,237
Diluted*	38,878,818	39,321,062	39,039,665	39,400,237

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Units and Vested LTIP Units	3,379,354	3,150,256	3,356,033	3,142,806
Unvested Stock Awards and LTIP Units Outstanding	631,401	453,008	543,483	272,333
Contingently Issuable Share Awards	306,073	312,941	447,449	458,966
Total Potentially Dilutive Securities Excluded from the Denominator	4,316,828	3,916,205	4,346,965	3,874,105

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss)	$507	$2,987	$(1,816)	$5,676
Other Comprehensive (Loss) Income
Change in Fair Value of Derivative Instruments	(111)	914	(6,013)	6,273
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(1,010)	(813)	(3,263)	(1,832)
Total Other Comprehensive (Loss) Income	$(1,121)	$101	$(9,276)	$4,441

Comprehensive (Loss) Income	(614)	3,088	(11,092)	10,117
Less: Comprehensive Loss Attributable to Noncontrolling Interests - Common Units	532	65	2,289	348
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Consolidated Joint Venture	(340)	(250)	(188)	950
Less: Preferred Distributions	(6,044)	(6,044)	(18,131)	(18,131)
Comprehensive Loss Attributable to Common Shareholders	$(6,466)	$(3,141)	$(27,122)	$(6,716)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at June 30, 2019	39,240,924	393	—	14,703,214	147	1,152,939	(3,285)	(302,705)	847,489	4,279,946	64,574	912,063	2,856
Repurchase of Common Shares	(659,898)	(7)	—	—	—	(9,563)	—	—	(9,570)	—	—	(9,570)	—
Dividends and Distributions declared:
Common Shares ($0.28 per share)	—	—	—	—	—	—	—	(10,810)	(10,810)	—	—	(10,810)	—
Preferred Shares	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)	—
Common Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(579)	(579)	—
LTIP Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(619)	(619)	—
Dividend Reinvestment Plan	389	—	—	—	—	6	—	—	6	—	—	6	—
Share Based Compensation:
Grants	28,487	—	—	—	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	—	—	722	—	—	722	—	1,427	2,149	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(1,031)	—	(1,031)	—	(90)	(1,121)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(340)	—	—	(340)	—	—	(340)	340
Net Income (Loss)	—	—	—	—	—	—	—	949	949	—	(442)	507	—
Balance at September 30, 2019	38,609,902	386	—	14,703,214	147	1,143,764	(4,316)	(318,610)	821,371	4,279,946	64,271	885,642	3,196

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at June 30, 2018	39,379,211	394	—	14,703,214	147	1,156,604	7,769	(241,776)	923,138	3,766,540	63,117	986,255	2,186
Unit Conversion	16,875	1	—	—	—	400	—	—	401	(16,875)	(401)	—	—
ATM Issuance Costs	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends and Distributions declared:
Common Shares ($0.28 per share)	—	—	—	—	—	—	—	(11,039)	(11,039)	—	—	(11,039)	—
Preferred Shares	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)	—
Common Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(578)	(578)	—
LTIP Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(471)	(471)	—
Dividend Reinvestment Plan	943	—	—	—	—	20	—	—	20	—	—	20	—
Share Based Compensation:
Grants	25,707	—	—	—	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	—	—	607	—	—	607		994	1,601	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	16
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	93	—	93	—	8	101	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(2,358)	—	—	(2,358)	—	—	(2,358)	2,358
Net Income (Loss)	—	—	—	—	—	—	—	5,167	5,167	—	(72)	5,095	(2,108)
Balance at September 30, 2018	39,422,736	395	—	14,703,214	147	1,155,273	7,862	(253,692)	909,985	3,749,665	62,597	972,582	2,452

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2018	39,458,626	395	—	14,703,214	147	1,155,776	4,227	(267,740)	892,805	3,749,665	62,010	954,815	2,708
Repurchase of Common Shares	(933,436)	(10)	—	—	—	(14,255)	—	—	(14,265)	—	—	(14,265)	—
ATM Issuance Costs	—	—	—	—	—	(21)	—	—	(21)	—	—	(21)	—
Dividends and Distributions declared:
Common Shares ($0.84 per share)	—	—	—	—	—	—	—	(32,777)	(32,777)	—	—	(32,777)	—
Preferred Shares	—	—	—	—	—	—	—	(18,131)	(18,131)	—	—	(18,131)	—
Common Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(1,736)	(1,736)	—
LTIP Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(1,982)	(1,982)	—
Dividend Reinvestment Plan	2,885	—	—	—	—	48	—	—	48	—	—	48	—
Share Based Compensation:
Grants	81,827	1	—	—	—	400	—	—	401	530,281	—	401	—
Amortization	—	—	—	—	—	2,304	—	—	2,304	—	8,266	10,570	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	300
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(8,543)	—	(8,543)	—	(733)	(9,276)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(488)	—	—	(488)	—	—	(488)	488
Net Income (Loss)	—	—	—	—	—	—	—	38	38		(1,554)	(1,516)	(300)
Balance at September 30, 2019	38,609,902	386	—	14,703,214	147	1,143,764	(4,316)	(318,610)	821,371	4,279,946	64,271	885,642	3,196

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2017	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(335,373)	833,868	3,223,366	54,286	888,154	—
Cumulative Effect of Adoption of ASC 610-20	—	—	—	—	—	—	—	123,228	123,228	—	5,793	129,021	—
Adjusted balance at January 1, 2018	39,916,661	399	—	14,701,700	147	1,164,946	3,749	(212,145)	957,096	3,223,366	60,079	1,017,175	—
Unit Conversion	62,807	1	—	—	—	1,172	—	—	1,173	(62,807)	(1,173)	—	—
Preferred Shares ATM issuance, Net of Costs	—	—	—	1,514	—	(115)	—	—	(115)	—	—	(115)	—
Repurchase of Common Shares	(635,590)	(6)	—	—	—	(10,827)	—	—	(10,833)	—	—	(10,833)	—
Common Units Issued	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends and Distributions declared:
Common Shares ($0.84 per share)	—	—	—	—	—	—	—	(33,076)	(33,076)	—	—	(33,076)	—
Preferred Shares	—	—	—	—	—	—	—	(18,131)	(18,131)	—	—	(18,131)	—
Common Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(1,752)	(1,752)	—
LTIP Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(1,508)	(1,508)	—
Dividend Reinvestment Plan	3,105	—	—	—	—	57	—	—	57	—	—	57	—
Share Based Compensation:
Grants	75,753	1	—	—	—	733	—	—	734	589,106	—	734	—
Amortization	—	—	—	—	—	1,665	—	—	1,665		7,299	8,964	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	4,113	—	4,113	—	328	4,441	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	3,402
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(2,358)	—	—	(2,358)	—	—	(2,358)	2,358
Net Income (Loss)	—	—	—	—	—	—	—	9,660	9,660	—	(676)	8,984	(3,308)
Balance at September 30, 2018	39,422,736	395	—	14,703,214	147	1,155,273	7,862	(253,692)	909,985	3,749,665	62,597	972,582	2,452

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS]

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net (Loss) Income	$(1,816)	$5,676
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	—	(3,403)
Gains from Insurance Recoveries	—	(11,141)
Deferred Taxes	(2,126)	1,200
Depreciation	71,760	65,656
Amortization	1,613	2,118
Loss on Debt Extinguishment	265	22
Equity in Income of Unconsolidated Joint Ventures	(518)	(918)
Distributions from Unconsolidated Joint Ventures	556	1,000
Loss Recognized on Change in Fair Value of Derivative Instrument	226	147
Share Based Compensation Expense	7,441	6,797
Proceeds Received for Business Interruption Insurance Claims	—	8,614
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	322	2,576
Other Assets	76	(3,091)
Due from Related Parties	(2,420)	191
(Decrease) Increase in:
Accounts Payable, Accrued Expenses and Other Liabilities	(905)	7,623
Net Cash Provided by Operating Activities	$74,474	$83,067

Investing Activities:
Purchase of Hotel Property Assets	$—	$(41,230)
Capital Expenditures	(33,706)	(53,573)
Cash Paid for Hotel Development Projects	(149)	(29,606)
Proceeds from Disposition of Hotel Properties	—	49,580
Contributions to Unconsolidated Joint Ventures	(4,000)	(1,000)
Proceeds from Insurance Claims	—	13,624
Distributions from Unconsolidated Joint Ventures	1,342	47,738
Net Cash Used in Investing Activities	$(36,513)	$(14,467)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS]

	Nine Months Ended September 30,
	2019	2018
Financing Activities:
Borrowings Under Line of Credit, Net	$36,000	$9,900
Repayment of Borrowings Under Unsecured Term Loan	—	(18,000)
Proceeds of Mortgages and Notes Payable	56,469	28,000
Principal Repayment of Mortgages and Notes Payable	(57,033)	(1,237)
Cash Paid for Deferred Financing Costs	(2,878)	(409)
Cash Paid for Debt Extinguishment	(194)	—
Repurchase of Common Shares	(14,196)	(10,833)
Dividends Paid on Common Shares	(32,960)	(33,158)
Dividends Paid on Preferred Shares	(18,130)	(18,130)
Distributions Paid on Common Units and LTIP Units	(3,570)	(3,114)
Other Financing Activities	(91)	(193)
Net Cash Used in Financing Activities	$(36,583)	$(47,174)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	$1,378	$21,426
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	40,783	25,586

Cash, Cash Equivalents, and Restricted Cash - End of Period	$42,161	$47,012

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of September 30, 2019, we owned an approximate 90.0% partnership interest in HHLP, including a 1.0% general partnership interest.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with US GAAP and include all of our accounts as well as accounts of the Partnership, subsidiary partnerships and our wholly owned Taxable REIT Subsidiary Lessee (“TRS Lessee”), 44 New England Management Company. All significant inter-company amounts have been eliminated.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the nine months ended September 30, 2019 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2018.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $64,271 as of September 30, 2019 and $62,010 as of December 31, 2018. As of September 30, 2019, there were 4,279,946 Common Units and LTIP Units outstanding with a fair market value of $63,686, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

On April 2, 2018, we entered into a joint venture with the party from which we acquired the Ritz-Carlton Coconut Grove, FL. By exercising an option provided to the seller in connection with our purchase of the property in 2017, our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the three and nine months ended September 30, 2019, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $0 and $300, respectively, and is recorded as part of the Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. On September 30, 2019, we reclassified $488 from Additional Paid in Capital to Noncontrolling Joint Venture Interest to recognize the noncontrolling interest at the put option redemption value of $3,196.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at September 30, 2019 and December 31, 2018 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2019	December 31, 2018	Aggregate Liquidation Preference	Distribution Rate	2019	2018
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.2891	$1.2891
Series D	7,701,700	7,701,700	$192,500	6.500%	$1.2189	1.2187
Series E	4,001,514	4,001,514	$100,000	6.500%	$1.2189	1.2187
Total	14,703,214	14,703,214

In December 2018, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $50,000 of our outstanding common shares. For the nine months ended September 30, 2019, the Company repurchased 933,436 common shares for an aggregate purchase price of $14,196. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. There is no guarantee that the Company will repurchase the entire aggregate value of shares authorized for repurchase prior to the program's expiration. The repurchase program will expire on December 31, 2019, unless extended by our Board of Trustees, at their discretion.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

The quantitative impact of applying the prior accounting policies would have resulted in an increase of $129,021 in the deferred gain on disposition of hotel assets, an increase of $123,228 in distributions in excess of net income thereby decreasing shareholders' equity, and a decrease of $5,793 in noncontrolling interests at September 30, 2019. The adoption of ASC 610-20 did not materially impact the balances in the Company's consolidated statement of operations or its consolidated statement of cash flows.

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update will simplify several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update affects all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted the provisions of the update effective January 1, 2019. The adoption of this update did not have a material effect on our consolidated financial statements or the disclosures of share-based payments within Note 9 of these consolidated financial statements.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on the review of our leases, we are a lessee on ground leases in certain markets, hotel equipment leases, and office space leases. The Company adopted the provisions of the update effective January 1, 2019. As a result, the Company recorded right of use assets and corresponding lease liabilities of $55,515 at January 1, 2019 for leases where we are the lessee. The Company also reclassified $11,050 previously included in intangible assets to the right of use asset, related to purchase accounting adjustments for below market rate leases. Additionally, the Company reclassified $19,627 previously included in accounts payable and accrued expenses to the right of use assets. This reclassification related to amounts recorded for accrued lease expense, as a result of using the straight-line rent method, and intangible liabilities derived from land leases acquired at above market lease rates. Upon adoption, the right of use assets had a weighted average useful life of 64.2 years. We are also a lessor in certain office space and retail lease agreements related to our hotels and the adoption of this ASU did not have a material impact on our accounting for leases where we are the lessor. The adoption of this ASU did not impact revenue recognition policies for the Company. See Note 6 to these consolidated financial statements for further lease disclosures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Land	$518,243	$518,243
Buildings and Improvements	1,706,541	1,688,459
Furniture, Fixtures and Equipment	290,819	278,098
Construction in Progress	7,854	3,804
	2,523,457	2,488,604

Less Accumulated Depreciation	(533,475)	(461,945)

Total Investment in Hotel Properties *	$1,989,982	$2,026,659
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $45,325 and $44,875 at September 30, 2019 and December 31, 2018, respectively.

Acquisitions

For the nine months ended September 30, 2019, we acquired no hotel properties.

Hotel Dispositions
For the nine months ended September 30, 2019, we disposed of no hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2019 and December 31, 2018, our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	September 30, 2019	December 31, 2018

Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	1,696	1,879
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	—	1,125
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50.0%	4,928	1,000
			$6,624	$4,004

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

During the nine months ended September 30, 2019, we received a distribution of $1,500 from SB Partners, LLC. This distribution exceeded our accounting basis in this joint venture resulting in a $0 investment balance as of September 30, 2019.

Income/Loss Allocation

Cindat Hersha Owner JV, LLC cash available for distribution will be distributed to (1) Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 8.5%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest. Any cash available for distribution remaining will be split 31.2% to us and 68.8% to Cindat. Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of September 30, 2019, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture. This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Income (loss) recognized during the three and nine months ended September 30, 2019 and 2018, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cindat Hersha Owner JV, LLC	—	—	—	—
Hiren Boston, LLC	79	419	217	668
SB Partners, LLC	$—	$163	$375	$250
SB Partners Three, LLC	(41)	—	(74)	—
Income from Unconsolidated Joint Venture Investments	$38	$582	$518	$918

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.

Balance Sheets

	September 30, 2019	December 31, 2018
Assets
Investment in Hotel Properties, Net	$568,992	$569,609
Other Assets	37,160	30,088
Total Assets	$606,152	$599,697

Liabilities and Equity
Mortgages and Notes Payable	$423,348	$422,205
Other Liabilities	19,655	7,478
Equity:
Hersha Hospitality Trust	8,251	15,554
Joint Venture Partner(s)	155,852	155,053
Accumulated Other Comprehensive Loss	(954)	(593)
Total Equity	163,149	170,014

Total Liabilities and Equity	$606,152	$599,697

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Room Revenue	$25,098	$26,579	$68,444	$69,993
Other Revenue	604	607	1,848	1,571
Operating Expenses	(12,142)	(12,205)	(34,063)	(33,933)
Lease Expense	(164)	(164)	(529)	(493)
Property Taxes and Insurance	(3,161)	(3,022)	(9,264)	(8,838)
General and Administrative	(1,603)	(1,359)	(4,314)	(3,961)
Depreciation and Amortization	(3,731)	(3,436)	(11,085)	(9,804)
Interest Expense	(7,038)	(6,713)	(21,381)	(18,776)
Loss on Debt Extinguishment	—	—	—	(7,284)
Net (Loss) Income	$(2,137)	$287	$(10,344)	$(11,525)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Our share of equity recorded on the joint ventures' financial statements	$8,251	$15,554
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(1,627)	(11,550)
Investment in Unconsolidated Joint Ventures	$6,624	$4,004

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS

Other Assets

Other Assets consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Derivative Asset	$594	$5,307
Deferred Financing Costs	1,459	1,845
Prepaid Expenses	10,390	10,695
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	3,230	3,349
Deposits with Unaffiliated Third Parties	2,626	2,866
Deferred Tax Asset, Net of Valuation Allowance of $497	13,204	11,078
Other	3,675	3,317
	$36,726	$40,005

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

Deferred Tax Asset – We have approximately $13,204 of net deferred tax assets as of September 30, 2019. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $13,204 of net deferred tax assets in the future.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT

Mortgages

Mortgages payable at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Mortgage Indebtedness	$334,333	$334,897
Net Unamortized Premium	940	1,304
Net Unamortized Deferred Financing Costs	(2,401)	(2,056)
Mortgages Payable	$332,872	$334,145

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 4.02% to 6.30% as of September 30, 2019. Aggregate interest expense incurred under the mortgage loans payable totaled $3,994 and $4,044, and $12,061 and $11,350, during the three and nine months ended September 30, 2019 and 2018, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of September 30, 2019.

As of September 30, 2019, the maturity dates for the outstanding mortgage loans ranged from February 2020 to September 2025. The Company expects to refinance loans maturing within a year of September 30, 2019 into new property-specific mortgage debt on or before the respective loan maturity dates.

Unsecured Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The face value of the notes payable is offset by $825 and $864 as of September 30, 2019 and December 31, 2018, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 5.37% and 5.46%, and 5.56% and 5.11%, during the three and nine months ended September 30, 2019 and 2018, respectively. Interest expense on Unsecured Notes Payable in the amount of $707 and $704, and $2,173 and $1,992, was recorded for the three and nine months ended September 30, 2019 and 2018, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
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

We maintain another credit agreement which provides for a $300,000 senior unsecured term loan agreement (“Second Term Loan”) and expires on September 10, 2024.

A separate credit agreement provides for a $193,900 senior unsecured term loan agreement (“Third Term Loan”) and expires on August 2, 2021.

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of September 30, 2019, the following hotel properties were borrowing base assets:

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	September 30, 2019	December 31, 2018
Line of Credit	1.50% to 2.25%	$46,000	$10,000
Unsecured Term Loan:
First Term Loan	1.45% to 2.20%	$207,000	$207,000
Second Term Loan	1.35% to 2.00%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		(3,905)	(2,698)
Total Unsecured Term Loan		$696,995	$698,202

The Credit Facility and the Term Loans include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,119,500, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:
- a fixed charge coverage ratio of not less than 1.50 to 1.00;
- a maximum leverage ratio of not more than 60%; and
- a maximum secured debt leverage ratio of 45%.

The Company is in compliance with all of the covenants as of September 30, 2019.

The Company recorded interest expense of $8,517 and $8,061, and $26,057 and $22,834 related to borrowings drawn on the Credit Facility and Term Loans for the three and nine months ended September 30, 2019 and 2018, respectively. The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Facility and Term Loans was 4.02% and 3.91%, and 4.11% and 3.77%, for the three and nine months ended September 30, 2019 and 2018, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and nine months ended September 30, 2019 and 2018, we capitalized $0 and $271, and $74 and $575, of interest expense to ongoing capital improvement projects, respectively.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three and nine months ended September 30, 2019 and 2018 was $547 and $446, and $1,681 and $1,318, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

New Debt/Refinance

On September 10, 2019, we refinanced our Second Term Loan. We maintained the $300 million principal balance. The Second Term Loan was due to expire on August 10, 2020 but will now expire on September 10, 2024. The financial covenants on the new loan are substantially the same as the previous loan. Also during September 2019 we entered into new interest rate swap contracts for $700.9 million of our Credit Facility and Term Loans. See "Note 8 - Fair Value Measurements and Derivative Instruments" for more information on the interest rate swap.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The Company adopted the provisions of the update effective January 1, 2019. We elected the modified retrospective transition method upon adoption, which resulted in no cumulative-effect adjustment to the balance of opening retained earnings. As part of our adoption, we elected to utilize the package of practical expedients which allowed us to not reassess existing contracts for embedded leases and not reassess the classification of existing leases. As a result of our adoption, the Company recorded a lease liabilities and corresponding right of use assets of $55,515 at January 1, 2019 for leases where we are the lessee. Our most significant leases are land leases. We own five hotels within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms, with extension options that range from May 2062 to October 2103. Based on the nature of these leases, the Company assumed that all extension options would be fully executed. For land leases that include variable payments, those include payments that are tied to an index such as the consumer price index or include rental payments based partially on the hotel revenues. Two additional office space lease are also factored into the lease liability and are classified as operating leases with terms ranging from January 2022 to December 2027. For office space leases that include variable payments, those include payments for the Company's proportionate share of the building's property taxes, insurance, and common area maintenance.

The Company applied judgments related to the determination of the discount rates used to calculate the lease liability upon adoption at January 1, 2019. Since the discount rate implicit in the leases could not be readily determinable, we calculated our incremental borrowing rate as prescribed by ASC Topic 842. We utilized judgments and estimates regarding the Company's market credit rating, comparable market bond yield curve, and adjustments to market yield curves to determine a securitized rate.

We are also a lessor in certain office space and retail lease agreements related to our hotels and the adoption of this ASU did not have a material impact on our accounting for leases where we are the lessor. The adoption of this ASU did not impact revenue recognition policies for the Company.

The components of lease costs for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$976	$121	$1,097	$2,922	$363	$3,285
Variable lease costs	251	73	324	529	232	761
Total lease costs	$1,227	$194	$1,421	$3,451	$595	$4,046

Other information related to leases as of and for the nine months ended September 30, 2019 is as follows:

September 30, 2019
Cash paid from operating cash flow for operating leases	$3,655
Weighted average remaining lease term	64.2
Weighted average discount rate	7.86%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES (CONTINUED)

Payments against lease liabilities are as follows:

Amount
October 1, 2019 to December 31, 2019	$1,148
2020	4,638
2021	4,705
2022	4,167
2023	4,149
Thereafter	270,927
Total undiscounted lease payments	289,734
Less imputed interest	(235,028)
Total lease liabilities	$54,706

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements as of December 31, 2018 are as follows:

Year Ending December 31,	Amount
2019	$4,585
2020	4,638
2021	4,705
2022	4,167
2023	4,149
Thereafter	270,978
$293,222

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2019 and 2018, base management fees incurred from HHMLP totaled $3,652 and $3,593, and $10,594 and $9,739, respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2019 and 2018, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2019 and 2018 were $6,034 and $6,156, and $17,518 and $17,151, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2019 and 2018, the Company incurred accounting fees of $315 and $317, and $946 and $924, respectively. For the three and nine months ended September 30, 2019 and 2018, the Company incurred information technology fees of $99 and $103, and $303 and $299, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2019 and 2018, we incurred fees of $530 and $1,461, and $2,043 and $2,385, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
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

Hotel Supplies

For the three and nine months ended September 30, 2019 and 2018, we incurred charges for hotel supplies of $46 and $164, and $260 and $294, respectively. For the three and nine months ended September 30, 2019 and 2018, we incurred charges for capital expenditure purchases of $3,578 and $529, and $7,995 and $1,487, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $2 and $0 is included in accounts payable for the purchase of hotel supplies at September 30, 2019 and December 31, 2018.

Restaurant Lease Agreements with Independent Restaurant Group

The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  During the first nine months of 2019, the Company entered into lease agreements with Independent Restaurant Group (“IRG”) for restaurants at two of its hotel properties.  Certain executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provide for a term of five years and the payment of base rents and percentage rents, which are based on IRG’s revenue in excess of defined thresholds.  The base rents are due monthly and percentages rents owed, if any, are due quarterly.  The restaurant leases are subject to early termination upon the occurrence of defaults and certain other events described therein. All material terms of lease agreements with IRG are reviewed by the independent members of our Board of Trustees.

Due From Related Parties

The due from related parties balance as of September 30, 2019 and December 31, 2018 was approximately $5,714 and $3,294, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of September 30, 2019 and December 31, 2018 was $0.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
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

As of September 30, 2019, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of September 30, 2019 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of September 30, 2019 and December 31, 2018.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	September 30, 2019	December 31, 2018

Term Loan Instruments:
Unsecured Credit Facility	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	$150,000	$13	$1,741
Unsecured Credit Facility (1)	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	September 3, 2019	50,000	—	320
Unsecured Credit Facility (3)	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	September 3, 2019	103,500	—	(314)
Unsecured Credit Facility (4)	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	September 3, 2019	103,500	—	(315)
Unsecured Credit Facility (2)	Swap	1.866%	1-Month LIBOR + 2.25%	August 10, 2017	September 10, 2019	300,000	—	2,287
Unsecured Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	October 3, 2019	August 2, 2021	150,000	395	—
Unsecured Credit Facility (1)	Swap	1.316%	1-Month LIBOR + 2.20%	September 3, 2019	August 2, 2021	43,900	138	—
Unsecured Credit Facility (3)	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(1,200)	—
Unsecured Credit Facility (4)	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(1,201)	—
Unsecured Credit Facility (2)	Swap	1.460%	1-Month LIBOR + 1.85%	September 10, 2019	September 10, 2024	300,000	(1,283)	—

Mortgages:
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	44,325	44	479
Courtyard, LA Westside, Culver City, CA	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	3	458
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR + 2.65%	May 1, 2018	May 1, 2021	28,000	—	22
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(937)	—
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(398)	—
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(398)	—

							$(4,824)	$4,678

(1) On September 3, 2019, we entered into an accelerated termination agreement on the interest rate swap associated with $50,000 of our unsecured credit facility, which had an initial maturity of October 3, 2019. Also on September 3, 2019, we entered into a new interest rate swap associated with $43,900 of our unsecured credit facility, which will mature on August 2, 2021. As the initial swap was only one month from maturity, the balance in other comprehensive income was reclassified to interest expense.
(2) On September 10, 2019, we entered into an accelerated termination agreement on the interest rate swap associated with $300,000 of our unsecured credit facility, which had an initial maturity of August 10, 2020. Also on September 10, 2019, we entered into a new interest rate swap associated with $300,000 of our unsecured credit facility, which will mature on September 10, 2024. The fair value of the old swap at the time of termination was a liability in the amount of $1,379. Instead of settling this liability with cash consideration, the rate and terms of the new swap were such that, the fair value

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

at termination of the old swap would carry over as the fair value of the new swap at inception. The other comprehensive income related to the old swap will be reclassified to interest expense until the original maturity date of August 10, 2020.
(3) On September 3, 2019, we entered into an accelerated termination agreement on the interest rate swap associated with $103,500 of our unsecured credit facility, which had an initial maturity of January 10, 2021. Also on September 3, 2019, we entered into a new interest rate swap associated with $103,500 of our unsecured credit facility, which will mature on August 10, 2022. The fair value of the old swap at the time of termination was a liability in the amount of $1,783. Instead of settling this liability with cash consideration, the rate and terms of the new swap were such that, the fair value at termination of the old swap would carry over as the fair value of the new swap at inception. The other comprehensive income related to the old swap will be reclassified to interest expense until the original maturity date of January 10, 2021.
(4) On September 3, 2019, we entered into an accelerated termination agreement on the interest rate swap associated with $103,500 of our unsecured credit facility, which had an initial maturity of January 10, 2021. Also on September 3, 2019, we entered into a new interest rate swap associated with $103,500 of our unsecured credit facility, which will mature on August 10, 2022. The fair value of the old swap at the time of termination was a liability in the amount of $1,783. Instead of settling this liability with cash consideration, the rate and terms of the new swap were such that, the fair value at termination of the old swap would carry over as the fair value of the new swap at inception. The other comprehensive income related to the old swap will be reclassified to interest expense until the original maturity date of January 10, 2021.

The fair value of swaps and our interest rate caps with a positive balance is included in other assets at September 30, 2019 and December 31, 2018. The fair value of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at September 30, 2019 and December 31, 2018.

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $1,121 and a gain of $101 for the three months ended September 30, 2019 and 2018, respectively, and a loss of $9,276 and a gain of $4,441 for the nine months ended September 30, 2019 and 2018, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1,010 and $813, and $3,263 and $1,832, of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three and nine months ended September 30, 2019 and 2018, respectively. For the next twelve months ending September 30, 2020, we estimate that an additional $3,078 will be reclassified as a increase to interest expense.

Fair Value of Debt

We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2019, the carrying value and estimated fair value of our debt were $1,126,590 and $1,092,226 respectively. As of December 31, 2018, the carrying value and estimated fair value of our debt were $1,093,031 and $1,082,485, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
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

Short Term Incentive Program

On March 6, 2019, the Compensation Committee approved the 2019 STIP for the executive officers, pursuant to which the executive officers are eligible to earn cash and equity awards in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan. Awards are earned under the 2019 STIP based on achieving a threshold, target or maximum level of defined performance objectives and any amounts earned are satisfied 50% in cash and 50% in equity awards. The Compensation Committee provided the option to the executive officers to elect shares in lieu of cash payment under the 2019 STIP.  The Company accounts for grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of September 30, 2019,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2019 STIP.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested LTIP Units issued to executives:

					Units Vested		Unearned Compensation
Issuance Date	Weighted Average Share Price	LTIP Units Issued	Vesting Period	Vesting Schedule	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
March 21, 2019
(2018 Annual EIP) (2018 ACIP)	$18.00	498,261	3 years	25%/year (1)(2)	64,583	—	$3,259	$—
March 28, 2018
(2017 Annual EIP) (2017 ACIP)	17.91	564,434	3 years	25%/year (1)(3)	144,216	144,216	971	2,875
March 28, 2017
(2016 Annual EIP)	18.53	122,727	3 years	25%/year (1)	92,042	92,042	38	152
		1,185,422			300,841	236,258	$4,268	$3,027

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
Stock based compensation expense related to the STIP and our legacy short term incentive programs of $1,249 and $1,390, and $4,796 and $4,006 was incurred during the three and nine months ended September 30, 2019 and 2018, respectively. Unearned compensation related to the legacy short term incentive programs as of September 30, 2019 and December 31, 2018 was $4,268 and $3,027, respectively. Unearned compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Long Term Incentive Programs

On March 6, 2019, the Compensation Committee approved the 2019 LTIP. This program has a three-year performance period which commenced on January 1, 2019 and ends December 31, 2021. As of September 30, 2019, no shares or LTIP Units have been issued to the executive officers in settlement of 2019 LTIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of the approved Multi-Year EIPs:

					Units Vested		Unearned Compensation
Compensation Committee Approval Date	Weighted Average Share Price	LTIP Units Issued	LTIP Issuance Date	Performance Period	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
March 6, 2019
(2019 LTIP)	$10.08	—	N/A	1/1/2019 to 12/31/2021	—	—	$1,700	$—
March 8, 2018
(2018 Multi-Year EIP)	11.06	—	N/A	1/1/2018 to 12/31/2020	—	—	980	1,306
March 10, 2017
(2017 Multi-Year EIP)	9.25	—	N/A	1/1/2017 to 12/31/2019	—	—	374	598
March 17, 2016
(2016 Multi-Year EIP)	11.25	32,020	N/A	1/1/2016 to 12/31/2018	16,009	—	111	296
		32,020			16,009	—	$3,165	$2,200

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

Stock based compensation expense of $426 and $337, and $1,116 and $1,225 was recorded for the three and nine months ended September 30, 2019 and 2018, respectively, for the 2019 LTIP and the legacy long term incentive programs. Unearned compensation related to the Multi-Year EIPs as of September 30, 2019 and December 31, 2018, respectively, was $3,165, and $2,200.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

Trustees

Board Fee Compensation

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received. On December 31, 2018, we issued 10,863 shares which do not fully vest until December 31, 2019. Compensation expense incurred for the three and nine months ended September 30, 2019 and 2018 was $48 and $50, and $143 and $151, respectively. The following table is a summary of all unvested share awards issued to trustees in lieu of board fee compensation:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2019	December 31, 2018
December 31, 2018	10,863	$17.54	12 months	100%	$48	$191

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three and nine months ended September 30, 2019 and 2018 was $35 and $26, and $105 and $78, respectively. Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $192 and $298 as of September 30, 2019 and December 31, 2018, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Weighted Average Share Price	Shares Issued	Vesting Period	Vesting Schedule	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
December 31, 2018	$17.54	9,000	3 years	33% /year	—	—	$118	$158
December 29, 2017	17.40	9,000	3 years	33% /year	3,000	3,000	65	104
December 30, 2016	21.50	5,000	3 years	33% /year	3,335	3,335	9	36
					6,335	6,335	$192	$298

Share Awards

Compensation expense related to share awards issued to the Company’s trustees of $402 and $420 was incurred during the three and nine months ended September 30, 2019 and 2018, respectively, and is recorded in general and administrative expense on the consolidated statements of operations. Share grants issued to the Company’s trustees are immediately vested. On June 3, 2019, an aggregate of 23,333 shares were issued to the Company’s trustees at a price per share on the date of grant of $17.22.

Employee and Non-employee Awards

In addition to share based compensation expense related to awards to executives and trustees under the programs described above, share based compensation expense related to restricted common shares issued to employees of the Company and non-employees for services provided to the Company totaled $251 and $265 and $879 and $917 for the three and nine months ended September 30, 2019 and 2018, respectively.  Unearned compensation related to these restricted share awards as of September 30, 2019 and December 31, 2018 was $846 and $829, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan :

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Shares Issued	Range of Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
2019	60,179	$16.25-$18.00	0-4 years	25-100% /year	8,344	—	$618	$—
2018	54,492	$17.91-$22.65	1-4 years	25-100% /year	43,131	2,189	174	641
2017	41,897	$18.47-$18.53	2 years	50% /year	38,378	24,111	54	174
2016	29,294	$18.02-$21.11	2 years	50%/year	29,294	29,294	—	—
2015	15,703	$28.09	2-4 years	25-50% /year	15,703	14,469	—	14
Total	201,565				134,850	70,063	$846	$829

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NUMERATOR:
Basic and Diluted*
Net Income (Loss)	$507	$2,987	$(1,816)	$5,676
Loss (Income) allocated to Noncontrolling Interests	102	(178)	1,366	1,626
Distributions to Preferred Shareholders	(6,044)	(6,044)	(18,131)	(18,131)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(279)	(196)	(831)	(589)
Net Loss applicable to Common Shareholders	$(5,714)	$(3,431)	$(19,412)	$(11,418)

DENOMINATOR:
Weighted average number of common shares - basic	38,878,818	39,321,062	39,039,665	39,400,237
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—	—	—
Contingently Issued Shares and Units	—	—	—	—
Weighted average number of common shares - diluted	38,878,818	39,321,062	39,039,665	39,400,237

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2019 and 2018 totaled $41,774 and $36,118 respectively. Cash paid for income taxes during the nine months ended September 30, 2019 and 2018 totaled $437 and $1,336, respectively. The following non-cash investing and financing activities occurred during the nine months ended September 30, 2019 and 2018:

	2019	2018
Common Shares issued as part of the Dividend Reinvestment Plan	$48	$57
Acquisition of hotel properties:
Deposit paid in prior period towards acquisition which closed in current period	—	1,000
Conversion of note payable and accrued interest to non-controlling interest	—	3,386
Conversion of Common Units to Common Shares	—	1,173
Issuance of share based payments	12,593	13,312
Accrued payables for capital expenditures placed into service	3,357	1,508
Cumulative Effect on Equity from the Adoption of ASC Subtopic 610-20	—	129,021
Adjustment to Record Noncontrolling Interest at Redemption Value	488	2,358
Adjustment to Record Right of Use Asset & Lease Liability	55,515	—
Amortization related to Right of Use Asset & Lease Liability	809	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

	2019	2018
Cash and cash equivalents	$31,621	$37,727
Escrowed cash	10,540	9,285
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$42,161	$47,012

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
● environmental uncertainties and risks related to natural disasters and increases in costs to insure against those risks;
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

BACKGROUND

As of September 30, 2019, we owned interests in 48 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 38 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 9 hotels owned through unconsolidated joint ventures. We also entered into a joint venture during the third quarter of 2018 that is constructing a new hotel adjacent to two existing hotels partially owned by us through separate, unconsolidated joint venture interests. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2019, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the repositioning of our portfolio over the past few years has better enabled us to capitalize on further improvement in lodging fundamentals. During the first nine months of 2019, we continued to see improvements overall in our key metrics for our consolidated hotels. Our results for the first nine months of 2019 were positively impacted by having our two hurricane impacted hotels in South Florida fully operational. Outside of this impact our portfolio operating performance was positively impacted by prior year hotel renovations and repositionings. While we continue to explore acquisition opportunities in coastal gateway urban centers and select resort destinations, we remain focused on operating efficiencies within our portfolio and asset repositioning opportunities to drive earnings and cash flow growth over the next year to de-lever our balance sheet. In addition, we will continue to look for attractive opportunities to divest certain properties at favorable prices, potentially redeploying capital in markets that offer higher growth, reducing our leverage, or opportunistically repurchasing our common shares.

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

SUMMARY OF OPERATING RESULTS

The table below outlines operating results for the Company’s portfolio of hotels consolidated within our financial statements for the three and nine months ended September 30, 2019 and 2018.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part during the periods being presented, and is deemed fully operational. Based on this definition, for the three and nine months ended September 30, 2019 and 2018, there are 37 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 for our comparable hotels.

For the comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018, comparable hotel operating results contain results from our consolidated hotels owned as of September 30, 2019, excluding: (1) the Cadillac Hotel and Beach Club, Miami, FL and the Parrot Key Hotel & Villas because both hotels had not been operating during the first three quarters of 2018 while the damage from Hurricane Irma was being remediated; and (2) the results of all hotels sold since December 31, 2017. The comparison of the nine months ended September 30, 2019 to September 30, 2018 also includes results as reported by the prior owners of the Annapolis Waterfront Hotel, which was acquired by the Company on March 28, 2018.

COMPARABLE CONSOLIDATED HOTELS:
(includes 37 hotels in both periods)
($'s in 000's except ADR and RevPAR)

	Three Months Ended			Nine Months Ended,
	September 30,			September 30,
	2019	2018	Variance	2019	2018	Variance
Occupancy	86.3%	85.6%	77 bps	84.0%	82.2%	174 bps
Average Daily Rate (ADR)	$228.17	$227.55	0.3%	$225.96	$225.73	0.1%
Revenue Per Available Room (RevPAR)	$196.97	$194.70	1.2%	$189.69	$185.57	2.2%

Room Revenues	$103,535	$102,331	1.2%	$295,862	$289,418	2.2%
Total Revenues	$127,331	$125,494	1.5%	$366,654	$357,164	2.7%

For the three and nine months ended September 30, 2019 when compared to the same periods in 2018, we experienced growth in occupancy while ADR remained relatively flat, resulting in RevPAR growth of 1.2% and 2.2%, respectively. For the three months ended September 30, 2019, our hotels in Washington D.C. and Boston contributed to our overall RevPAR growth by delivering RevPAR growth of 9.1% and 4.2%, respectivley. While both our New York City and West Coast properties experienced decreases in RevPAR of 2.9% and 2.2%, respectivley. For the nine months ended September 30, 2019, our hotels in Philadelphia, Boston, and Washington D.C. contributed to our overall RevPAR growth by delivering RevPAR growth of 8.3%, 4.7%, and 3.0%, respectivley. Our New York City properties experienced a decrease in RevPAR of 2.8% over the first nine months of 2019 compared to 2018, while the remaining markets maintained relatively stable metrics over that comparative period.

The table below outlines operating results for the Company’s portfolio of hotels we own through interests in unconsolidated joint ventures for the three and nine months ended September 30, 2019 and 2018.

We define a comparable unconsolidated joint venture hotel as one that is currently owned by our unconsolidated joint ventures in whole or in part for the entirety of the periods being presented, and is deemed fully operational. Based on this definition, for the three and nine months ended September 30, 2019 and 2018, there are 9 comparable unconsolidated joint venture hotels.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
(includes 9 hotels in both periods)
($'s in 000's except ADR and RevPAR)

	Three Months Ended			Nine Months Ended,
	September 30,			September 30,
	2019	2018	Variance	2019	2018	Variance
Occupancy	94.1%	94.1%	-7 bps	92.3%	92.5%	-20 bps
Average Daily Rate (ADR)	$206.34	$215.47	(4.2)%	$191.49	$200.04	(4.3)%
Revenue Per Available Room (RevPAR)	$194.06	$202.81	(4.3)%	$176.82	$185.11	(4.5)%

Room Revenues	$25,442	$26,579	(4.3)%	$68,788	$69,993	(1.7)%
Total Revenues	$26,041	$27,185	(4.2)%	$70,629	$71,563	(1.3)%

The properties held within our unconsolidated joint ventures collectively experienced decreases in key operating metrics for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The properties within our unconsolidated joint ventures, on a comparable basis, experienced a decrease of 4.3% and 4.5% in RevPAR for the three and nine months ended September 30, 2019, respectively. The hotel properties located in Boston had a RevPAR decrease of 1.8% for the three months ended September 30, 2019 and a decrease of 4.3% for the nine months ended September 30, 2019, compared to the same periods in 2018. The properties within our Cindat joint venture in New York City had decreases in RevPAR of 4.9% and 4.0% for the three and nine months ended September 30, 2019, respectively, when compared to 2018.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2019 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended September 30, 2019 and 2018. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $7,190, or 5.6%, to $134,919 for the three months ended September 30, 2019 compared to $127,729 for the same period in 2018. This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the three months ended September 30, 2018		$127,729
Revenue Reductions from Dispositions (1/1/2018 - 9/30/2019):
Residence Inn - Tysons Corner, VA	(1,053)
Total Revenue Reductions from Dispositions		(1,053)
Change in Hotel Operating Revenue for Remaining Hotels		8,243
Hotel Operating Revenue for the three months ended September 30, 2019		$134,919

As noted in the table above, our properties, exclusive of recently disposed hotels, experienced a $8,243 increase in hotel operating revenue. This increase is primarily attributable to the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas, both of which were closed for all or a significant portion of the third quarter of 2018 and fully operational for the third quarter of 2019. The Cadillac Hotel and Beach Club was damaged during Hurricane Irma in 2017 while it was branded as a Courtyard by Marriott. As a result of the hurricane damage, we accelerated our plan to convert this hotel to an Autograph Collection hotel causing it to be closed until the end of the third quarter of 2018. The Parrot Key Hotel & Villas incurred significant damage during Hurricane Irma in 2017, remaining closed for repairs until it re-opened during the fourth quarter of 2018. Collectively, these two hotels accounted for an increase in hotel operating revenue for the three months ended September 30, 2019 of $6,209. The remaining hotels contributed a net increase in revenue for the third quarter of 2019 of approximately $2,034 when compared to the same period in 2018.

Expenses

Total hotel operating expenses increased 5.0% to approximately $80,081 for the three months ended September 30, 2019 from $76,295 for the three months ended September 30, 2018. The increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the three months ended September 30, 2018		$76,295
Expense Reductions from Dispositions (1/1/2018 - 9/30/2019):
Residence Inn - Tysons Corner, VA	(614)
Total Expense Reductions from Dispositions		(614)
Change in Hotel Operating Expenses for Remaining Hotels		4,400
Hotel Operating Expenses for the three months ended September 30, 2019		$80,081

As noted in the table above, our properties, exclusive of recently disposed hotels, experienced a $4,400 increase in hotel operating expenses. As mentioned in the revenue section above, the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas were closed for all or a significant portion of the third quarter of 2018 and fully operational for the third quarter of 2019 resulting in an increase in hotel operating expenses related to these two properties of $2,400, collectively. The remaining hotels contributed a net increase in expense for the third quarter of 2019 of approximately $2,000 when compared to the same period in 2018.

Depreciation and amortization increased by 5.8%, or $1,328, to $24,092 for the three months ended September 30, 2019 from $22,764 for the three months ended September 30, 2018. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently renovated, partially offset by properties sold. Real estate and personal property tax and property insurance increased $1,785, or 20.0%, for the three months ended September 30, 2019 when compared to the same period in 2018. The majority of this increase is related to real estate taxes on five properties that had been re-assessed by the applicable taxing authority, resulting in higher than usual increases in real estate tax expense for the quarter as we had to cumulatively catch up, in certain instances, our estimated tax accruals at the time of the new assessment receipt during the quarter. The total increase to expense during the quarter to adjust our estimated real estate tax to actual was $607. When taking this into account, our quarter over quarter increase would have equated to approximately 13%. We typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense decreased by 3.9%, or approximately $228, from $5,841 in the three months ended September 30, 2018 to $5,613 for the same period in 2019. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to share based compensation decreased $59 when comparing the three months ended September 30, 2019 to the same period in 2018. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Income

Operating income for the three months ended September 30, 2019 was $13,264 compared to operating income of $17,486 during the same period in 2018. The decrease in our operating income of $4,222 for the third quarter 2019 compared to the same period in 2018 was largely the result of the third quarter of 2018 containing a net gain on insurance settlement of $4,778 while the third quarter of 2019 contained no such gain. Additionally, we experienced increases in depreciation expense, and real estate taxes and insurance during the third quarter of 2019 compared to 2018. These items were partially offset by growth in hotel operating revenues exceeding our increases in hotel operating expenses during the quarter.

Interest Expense

Interest expense increased $528 from $12,407 for the three months ended September 30, 2018 to $12,935 for the three months ended September 30, 2019. The balance of our borrowings, excluding discounts and deferred costs, have increased by $19,062 in total between September 30, 2018 and September 30, 2019, as we drew $20,000, net on our line of credit and had a net decrease in mortgages payable of $938. The primary driver of our increased interest expense is due to increases in rates and balances on the credit facility as well as a decrease in capitalized interest of $270 as our hotel development projects from Hurricane Irma restoration have been completed.

Income Tax Expense

During the three months ended September 30, 2019, the Company recorded an income tax benefit of $551 compared to an income tax expense of $2,685 for the three months ended September 30, 2018. The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended September 30, 2019 was $5,435 compared to net loss of $3,235 during the same period in 2018, resulting in a decrease of $2,200. This decrease in income was primarily related to the decreased operating income as discussed above, and increased interest expense. Also contributing to the decrease in income is the reduction in loss being absorbed by the noncontrolling interest in our consolidated joint venture for the three months ended September 30, 2019 compared to 2018. Partially offsetting this increased loss is a decrease in income tax expense.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2019 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the nine months ended September 30, 2019 and 2018. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $36,069, or 10.0%, to $397,075 for the nine months ended September 30, 2019 compared to $361,006 for the same period in 2018. This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the nine months ended September 30, 2018		$361,006
Incremental Revenue Additions from Acquisitions (1/1/2018 - 9/30/2019):
The Annapolis Waterfront Hotel - Annapolis, MD	2,533
Total Incremental Revenue from Acquisitions		2,533
Revenue Reductions from Dispositions (1/1/2018 - 9/30/2019):
Residence Inn - Tysons Corner, VA	(3,301)
Hampton inn - Pearl Street, New York, NY	(530)
Total Revenue Reductions from Dispositions		(3,831)
Change in Hotel Operating Revenue for Remaining Hotels		37,367
Hotel Operating Revenue for the nine months ended September 30, 2019		$397,075

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $37,367 increase in hotel operating revenue. This increase is primarily attributable to the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas, both of which were closed for all or a significant portion of the first nine months of 2018 and fully operational for the first nine months of 2019. The Cadillac Hotel and Beach Club was damaged during Hurricane Irma in 2017 while it was branded as a Courtyard by Marriott. As a result of the hurricane damage, we accelerated our plan to convert this hotel to an Autograph Collection hotel causing it to be closed until the end of the third quarter of 2018. The Parrot Key Hotel & Villas incurred significant damage during Hurricane Irma in 2017, remaining closed for repairs until it re-opened during the fourth quarter of 2018. Collectively, these two hotels accounted for an increase in hotel operating revenue for the nine months ended September 30, 2019 of $28,115. The remaining hotels contributed a net increase in revenue for the nine months ended September 30, 2019 of approximately $9,252 when compared to the same period in 2018.

Expenses

Total hotel operating expenses increased 8.2% to approximately $237,803 for the nine months ended September 30, 2019 from $219,736 for the nine months ended September 30, 2018. The increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the nine months ended September 30, 2018		$219,736
Incremental Expense Additions from Acquisitions (1/1/2018 - 9/30/2019):
The Annapolis Waterfront Hotel - Annapolis, MD	1,334
Total Incremental Expenses from Acquisitions		1,334
Expense Reductions from Dispositions (1/1/2018 - 9/30/2019):
Residence Inn - Tysons Corner, VA	(1,848)
Hampton inn - Pearl Street, New York, NY	(602)
Total Expense Reductions from Dispositions		(2,450)
Change in Hotel Operating Expenses for Remaining Hotels		19,182
Hotel Operating Expenses for the nine months ended September 30, 2019		$237,802

As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $19,182 increase in hotel operating expenses. As mentioned in the revenue section above, the Cadillac Hotel and Beach Club and Parrot Key Hotel & Villas were closed for all or a significant portion of the first nine months of 2018 and fully operational for the first nine months of 2019 resulting in an increase in hotel operating expenses related to these two properties of $13,194, collectively. The remaining hotels contributed a net increase in expense for the nine months ended September 30, 2019 of approximately $5,988 when compared to the same period in 2018.

Depreciation and amortization increased by 8.8%, or $5,820, to $72,184 for the nine months ended September 30, 2019 from $66,364 for the nine months ended September 30, 2018. The increase in depreciation and amortization was primarily attributable to the depreciation and amortization recorded on the hotels recently acquired or renovated, partially offset by properties sold. Real estate and personal property tax and property insurance increased $3,758, or 14.8%, for the nine months ended September 30, 2019 when compared to the same period in 2018. Approximately $1,252 of the increase relates to higher property insurance costs for the first nine months of 2019 compared to 2018. The majority of this increase in insurance expense is attributable to increased insurance costs at our Florida hotel properties with the largest increases affecting the Cadillac Hotel and Beach Club and the Parrot Key Hotel & Villas. The remaining $2,506 increase relates to increased real estate tax costs. The majority of this increase is related to real estate taxes on five properties that had been re-assessed by the applicable taxing authority, resulting in higher than usual increases in real estate tax expense. The total increase to expense during the first nine months of 2019 to adjust our estimated real estate tax to the actual assessment was $459. The effect of the three properties sold during 2018 versus the one property purchased in 2018 was a net decrease of expense of $181. The impact of real estate and personal property tax refunds during first nine months of 2019 compared to the same period in 2018 was a net decrease in expense of $107. When taking this into account, our year over year increase would have equated to approximately 14%. We otherwise typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense increased by 4.3%, or approximately $798, from $18,515 in the nine months ended September 30, 2018 to $19,313 for the same period in 2019. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Executives elected 100% of their annual cash incentive payments, if earned, in shares or LTIP Units. As a result expenses related to share based compensation increased $644 when comparing the nine months ended September 30, 2019 to the same period in 2018. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Income

Operating income for the nine months ended September 30, 2019 was $35,426 compared to operating income of $38,885 during the same period in 2018. The decrease in our operating income of $3,459 for the first nine months of 2019 compared to the same period in 2018 was the result of increases in depreciation expense, real estate taxes and insurance, and general and administrative expenses during the nine months ended September 30, 2019 compared to 2018. Additionally, the nine months ended September 30, 2018 contained a net gain on insurance settlement of $11,141 while the comparable period in 2019 contained no such gain. Partially offsetting these increased expenses was the result of our growth in hotel operating revenues exceeding our increases in hotel operating expenses for the nine months ended September 30, 2019 compared to 2018, which added $18,002 to operating income.

Interest Expense

Interest expense increased $3,500 from $35,658 for the nine months ended September 30, 2018 to $39,158 for the nine months ended September 30, 2019. The balance of our borrowings, excluding discounts and deferred costs, have increased by $19,062 in total between September 30, 2018 and September 30, 2019, as we drew $20,000, net on our line of credit and had a net decrease in mortgages payable of $938. The primary driver of our increased interest expense is due to increasing interest rates and an increased balance. The mortgage debt on the Annapolis Waterfront Hotel, which was originated in the second quarter of 2018 also added $451 of interest expense when comparing the first nine months of 2019 with the same period in 2018.

Income Tax Benefit

During the nine months ended September 30, 2019, the Company recorded an income tax benefit of $1,784 compared to an income tax expense of $1,200 for the nine months ended September 30, 2018. The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the nine months ended September 30, 2019 was $18,581 compared to $10,829 during the same period in 2018, resulting in an increased loss of $7,752. This increase in loss was related to increased interest expense, decreased gain on hotel dispositions, and decreased operating income. Also contributing to the increase in net loss is the reduction in loss being absorbed by noncontrolling interests for the nine months ended September 30, 2019 compared to 2018. Partially offsetting these increases in loss is a reduction in income tax expense.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of September 30, 2019.

We have unsecured debt facilities in the aggregate of $950,900 which is comprised of a $457,000 senior unsecured credit facility and two unsecured term loans totaling $493,900. The unsecured credit facility (“Credit Facility”) contains a $207,000 unsecured term loan (“First Term Loan”) and a $250,000 unsecured revolving line of credit (“Line of Credit”). This Credit Facility expires on August 10, 2022 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable by $400,000 at our request, subject to the satisfaction of certain conditions. Our two additional unsecured term loans are $300,000 (“Second Term Loan”) and $193,900 (“Third Term Loan”), which mature on September 10, 2024 and August 2, 2021, respectively.

As of September 30, 2019, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $46,000 outstanding under the Line of Credit. As of September 30, 2019, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $120,466 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2019, we have $0 of mortgage indebtedness maturing on or before December 31, 2019. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

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

Common Share Repurchase Plan

In December 2018, our Board of Trustees authorized a share repurchase program for up to $50,000 of common shares which commenced upon the completion of the prior repurchase program. The program will expire on December 31, 2019, unless extended by our Board of Trustees. For the nine months ended September 30, 2019, the Company repurchased 933,436 common shares for an average price of $15.21.

Acquisitions

During the nine months ended September 30, 2019, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate of $0.28 per common share per quarter or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by the continued ramp up of the hotel acquired during 2018 and newly renovated hotels, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the nine months ended September 30, 2019 was $74,474 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2019 was $54,660.

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

Spending on capital improvements during the nine months ended September 30, 2019 decreased when compared to spending on capital improvements during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we spent $33,706 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $53,573 during the same period in 2018. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. Construction to replace assets damaged by recent hurricanes is discussed in the paragraph below.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels. In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the nine months ended September 30, 2019, we spent $149 on hotel development projects compared to $29,606 during the same period of 2018, which consisted mostly of construction on hurricane impacted hotels. Other than the equity contributions required to be made for the hotel being constructed by one of our unconsolidated joint ventures, we do not expect significant cash outlays for hotel development projects in the near term.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2019 and 2018

Net cash provided by operating activities decreased $8,593 from $83,067 for the nine months ended September 30, 2018 to $74,474 for the comparable period in 2019. Net income, adjusted for non-cash items reflected in the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, increased by $10,647 for the nine months ended September 30, 2019 when compared to 2018. Additional decreases in cash from operating activities was due to decreased distributions from unconsolidated joint ventures of $444, and a decrease in business interruption insurance proceeds of $8,614.

Net cash used in investing activities for the nine months ended September 30, 2019 was $36,513 compared to net cash used in investing activities of $14,467 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received $0 in proceeds from the disposition of hotel properties and $0 in insurance proceeds related to claims for property losses as a result of Hurricane Irma. Additionally, we received $1,342 in proceeds from unconsolidated joint ventures as a return of our investment. During the nine months ended September 30, 2018 we received $49,580 in proceeds from the disposition of two hotels and $13,624 in insurance proceeds related to claims for property losses as a result of Hurricane Irma. Additionally, we received $47,738 in proceeds from the redemption of our preferred equity investment in Cindat. Offsetting these sources of funds were $0 for no purchases of hotel property and $33,855 spent on capital expenditures and development projects during the nine months ended September 30, 2019 compared to $41,230 for the purchase of one hotel property and $83,179 spent on capital expenditures and development projects during the nine months ended September 30, 2018.

Net cash used in financing activities for the nine months ended September 30, 2019 was $36,583 compared to net cash used in financing activities for the nine months ended September 30, 2018 of $47,174. We had net cash outflows of $564 in repayments of mortgage borrowings during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we had net increased borrowings on the unsecured term loan, and mortgages payable of $8,763. During the nine months ended September 30, 2019, we borrowed $36,000 net, from our line of credit. During the nine months ended September 30, 2018 we borrowed $9,900 net, from our line of credit. Also during the nine months ended September 30, 2019, we repurchased $14,196 of our Class A Common Shares compared with $10,833 in the nine months ended September 30, 2018. In addition, dividends and distributions paid during the nine months ended September 30, 2019 increased $258 when compared to the same period in 2018.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net loss applicable to common shareholders	$(5,435)	$(3,235)	$(18,581)	$(10,829)
(Loss) income allocated to noncontrolling interest	(102)	178	(1,366)	(1,626)
Income from unconsolidated joint ventures	(38)	(582)	(518)	(918)
Gain on disposition of hotel properties	—	—	—	(3,403)
Depreciation and amortization	24,092	22,764	72,184	66,364
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	18,517	19,125	51,719	49,588

Income from unconsolidated joint ventures	38	582	518	918
Unrecognized pro rata interest in loss (1)	(655)	(290)	(3,664)	(4,215)
Depreciation and amortization of difference between purchase price and historical cost (2)	26	23	73	70
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,305	1,175	3,879	3,281
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	714	1,490	806	54

Funds from Operations applicable to common shareholders and Partnership Units	$19,231	$20,615	$52,525	$49,642

Weighted Average Common Shares and Common Units
Basic	38,878,818	39,321,062	39,039,665	39,400,237
Diluted	43,195,646	43,237,267	43,386,630	43,274,342

(1) For U.S. GAAP reporting purposes, our interest in the joint venture's loss is not recognized since our U.S. GAAP basis in the joint venture has been reduced to $0. Our interest in FFO from the joint venture equals our percentage ownership in the venture's FFO including loss we have not recognized for U.S. GAAP reporting.
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

As of September 30, 2019, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update will simplify several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update affects all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted the provisions of the update effective January 1, 2019. The adoption of this update did not have a material effect on our consolidated financial statements or the disclosures of share-based payments within Note 9 of these consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2019, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second and Third Term Loans and certain variable rate mortgages and notes payable. As of September 30, 2019, we had total variable rate debt outstanding of $150,548 with a weighted average interest rate of 4.71%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2019 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2019 of $373 and $1,088, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2019, we have an interest rate cap related to debt on the Annapolis Waterfront Hotel, MD and we have eight interest rate swaps related to debt on the Courtyard LA Westside, Culver City, CA; Hilton Garden Inn, 52nd Street, New York, NY; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Unsecured Term Loans. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2019,  approximately 89% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 11% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR, and we acknowledge that in 2021, the financial institutions that produce the LIBOR indexes are expected to discontinue that practice. We are currently evaluating the impact this will have on our financial results and liquidity and will continue to work with our lenders to find a suitable resolution for our LIBOR-based debt.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2019 to be approximately $1,060,402 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2019 to be approximately $1,125,401.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2019, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$379	$298,459	$286,020	$397,375	$982,233
Weighted Average Interest Rate	3.86%	3.81%	3.64%	4.15%	3.87%

Floating Rate Debt	$—	$25,309	$891	$78,348	$104,548
Weighted Average Interest Rate	—	4.77%	4.90%	5.02%	4.84%
	$379	$323,768	$286,911	$475,723	$1,086,781

Line of Credit	$—	$46,000	$—	$—	$46,000
Weighted Average Interest Rate	—	4.27%	—	—	4.27%
	$379	$369,768	$286,911	$475,723	$1,132,781

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2019.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a table summary of our common share repurchases during the nine months ended September 30, 2019 under the $50 million repurchase program authorized by our Board of Trustees in December 2018. All such common shares were repurchased pursuant to open market transactions.

The share repurchase program will expire on December 31, 2019, unless extended by our Board of Trustees.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2019	273,538	$16.91	273,538	$45,375
February 1 to February 28, 2019	—	—	—	45,375
March 1 to March 31, 2019	—	—	—	45,375
April 1 to April 30, 2019	—	—	—	45,375
May 1 to May 31, 2019	—	—	—	45,375
June 1 to June 30, 2019	—	—	—	45,375
July 1 to July 31, 2019	—	—	—	45,375
August 1 to August 31, 2019	641,984	14.52	915,522	36,053
September 1 to September 30, 2019	17,914	13.83	933,436	35,805

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.
10.1
Amended and Restated Term Loan Agreement, dated as of September 10, 2019, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, Wells Fargo Bank N.A., as syndication agent, and Citibank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book running managers (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on September 10, 2019).

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

HERSHA HOSPITALITY TRUST

November 6, 2019	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)