Form 10-K
period 2019-12-31
HERSHA HOSPITALITY TRUST
filed 2020-02-25
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 001-14765
HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland			25-1811499
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

44 Hersha Drive	Harrisburg	PA	17102
(Address of Registrant’s Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (717) 236-4400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	HT	New York Stock Exchange
6.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	HT-PC	New York Stock Exchange
6.50% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	HT-PD	New York Stock Exchange
6.50% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	HT-PE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes ☐No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2019, was approximately $621.2 million.
As of February 25, 2020, the number of Class A common shares outstanding was 38,653,744 and there were no Class B common shares outstanding.
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
Forward-looking statements are based on our beliefs, assumptions and expectations, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Readers should not place undue reliance on forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or the general economy;

•	decreased international travel because of geopolitical events, including terrorism, outbreaks of disease, and current U.S. government policies;

•	the degree and nature of our competition;

•
financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity of existing indebtedness;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	business interruptions due to cyber-attacks;

•	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;

•	the degree and nature of our competition;

•	increased interest rates and operating costs;

•	ability to complete development and redevelopment projects;

•	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;

•	availability of and our ability to retain qualified personnel;

•	our ability to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code;

•	environmental uncertainties and risks related to natural disasters and increases in costs to insure against those risks;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•
the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”) from time to time.

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
As of December 31, 2019, our portfolio consisted of 38 wholly owned limited and full service properties with a total of 6,104 rooms, 1 hotel owned through a consolidated joint venture with a total of 115 rooms, and interests in 9 limited service properties owned through joint venture investments with a total of 1,425 rooms. These 48 properties, with a total of 7,644 rooms, are located in California, Connecticut, Delaware, District of Columbia, Florida, Maryland, Massachusetts, New York, Pennsylvania, and Washington and operate under leading brands owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), and Pan Pacific Hotels and Resorts (“Pan Pacific”). In addition, some of our hotels operate as independent hotels.
We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (the "Partnership"), for which we serve as the sole general partner. As of December 31, 2019, we owned an approximate 90.0% partnership interest in our operating partnership including all of the general partnership interest.
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

ACQUISITIONS
We selectively acquire high quality branded luxury, upper-upscale, upscale, upper-midscale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

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
All asset acquisitions are comprehensively reviewed and approved by the Acquisition Committee of our Board of Trustees, which consists solely of independent trustees.
Since our initial public offering in January 1999 and through December 31, 2019, we have acquired, wholly or through joint ventures, a total of 120 hotels, including 28 hotels acquired from entities controlled by certain of our trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. We utilize our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.
DISPOSITIONS
We evaluate our hotels and the markets in which they operate on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential of each hotel and re-deploy the proceeds into debt reduction, acquisitions of hotels and share buybacks. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of each hotel’s cash flows, its ability to remain accretive to our portfolio, and the expectations for the market in which the hotel operates. Our decision to sell a hotel is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by the Acquisition Committee of our Board of Trustees. Since our initial public offering in 1999 through December 31, 2019, we have sold a total of 78 hotels, including certain hotels contributed to joint ventures in which we maintain an ownership interest.
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
SUSTAINABILITY
Our proprietary sustainability platform, EarthView®, was created in 2010 and is one of the most established sustainability programs in the industry. Through EarthView, we incorporate economic, environmental, and social initiatives into our overall business strategy. Our approach to sustainability not only drives lower operating expenses and higher real estate value, but is also a framework for identifying efficiencies in current practices, areas for hospitality innovation, and future market trends.

We have been recognized for our approach to driving positive environmental and community impact, and for our leadership in sustainability. In 2019, Hersha participated in the Global Real Estate Sustainability Benchmark (GRESB) assessment, earning GRESB’s “Green Star” and ranking in the top 15% of all GRESB participants for the fifth year in a row. We have also been selected as “Leader in the Light” by NAREIT in the Lodging & Resorts sector four times for our superior sustainability practices. Additionally, we are included in America’s Most Responsible Companies 2020 by Newsweek, ranking 279 out of 2,000 US companies on environmental, social, and governance (ESG) practices.

We are committed to transparent reporting of our ESG results. As such, Hersha publishes an annual sustainability report that is prepared in accordance with relevant international standards and best practices, specifically the Sustainable Accounting Standards Board (SASB) for the Real Estate Sector and the Task-force for Climate Financial Disclosures (TCFD). Our reporting of key environmental metrics - including energy, greenhouse gas emissions, water, and waste as it compares to our baseline year of 2010 - is third-party verified.

For more information on these and our other sustainability practices, including environmental and community impact results, as well as enterprise-wide policies, please see our current and historical sustainability reports, available on our website https://www.hersha.com/earthview/

FRANCHISE AGREEMENTS
Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. Most of our hotels operate under franchise licenses from national hotel franchisors, including:
໿

Franchisor	Franchises
Marriott International	Ritz-Carlton, Marriott, Westin, Residence Inn by Marriott, Courtyard by Marriott, TownePlace Suites, Sheraton Hotels
Hilton Hotels Corporation	Hilton Hotels, Hilton Garden Inn, Hampton Inn
Hyatt Hotels Corporation	Hyatt, Hyatt House, Hyatt Place
IHG	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Pan Pacific Hotel Group	Pan Pacific
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
Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels as of December 31, 2019:
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
For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2019, these thresholds were met for one management agreement with a related party manager and incentive management fees of $161 thousand were earned. The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.
CAPITAL IMPROVEMENTS, RENOVATION AND REFURBISHMENT
Under certain loan agreements, we have established capital reserves for our hotels to maintain the hotels in a condition that complies with their respective requirements. These capital reserves typically range from 3% to 5% of a hotel’s gross revenues and are included in escrow deposits on the consolidated balance sheet. In addition, we may upgrade hotels in our portfolio in order to capitalize on opportunities to increase revenue, and, as deemed necessary by our management, to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenues and profitability and is in the best interests of our shareholders. We maintain a capital expenditures policy by which replacements and renovations are monitored to determine whether they qualify as capital improvements. All items that are deemed to be repairs and maintenance costs are expensed and recorded in Hotel Operating Expenses in the Consolidated Statements of Operations.
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
EMPLOYEES
As of December 31, 2019, we had 49 employees who were principally engaged in managing the affairs of the Company unrelated to property operations.  We believe that our relations with our employees are satisfactory.
TAX STATUS
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 1999. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax on the portion of our income that is currently distributed to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax on our taxable income at regular corporate tax rates.  Additionally, we will generally be unable to qualify as a REIT for four years following the year in which qualification is lost.  Even if we qualify for taxation as a REIT, we will be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
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
The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has recently announced (the "FCA Announcement") that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.
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
The widespread outbreak of infectious or contagious disease, such as influenza, Coronavirus, measles, mumps and Zika virus, can reduce travel in general, including travel within the U.S. and travel from international origins to the U.S. Further outbreaks, especially in the U.S., could reduce travel and adversely affect the hotel industry generally and our business in particular.
As of the date of this Annual Report on Form 10-K, the recent outbreak of the Coronavirus appears to be principally concentrated in China, although cases have been confirmed in other countries and regions, and flights, trains, cruises, tours and other travel related activities have been cancelled as a result, including cancellations that have affected travel to the U.S. The extent to which our business may be affected by the Coronavirus will largely depend on future developments with respect to the continued spread and treatment of the virus, which we cannot accurately predict. New information and developments may emerge concerning the severity of the Coronavirus and the actions to contain the Coronavirus or treat its impact. To the extent that travel activity in the U.S. is materially and adversely affected by the Coronavirus, our business and financial results could be materially and adversely impacted.
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We face risks associated with the use of debt, including refinancing risk.
At December 31, 2019, we had outstanding long-term debt of approximately $1.1 billion. We may borrow additional amounts from the same or other lenders in the future. Any future repurchases of our own shares may require additional borrowings. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.
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
In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2019, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.
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
For the year ended December 31, 2019, our consolidated portfolio of hotels in New York City accounted for approximately 21% of our hotel operating revenues. The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations. Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations. Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

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
As of December 31, 2019, our portfolio consisted of 38 wholly-owned limited and full service properties, 1 property within a consolidated joint venture investment, and joint venture investments in 9 hotels with a combined total of 7,644 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.
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
As of December 31, 2019, we had several joint ventures in which we shared ownership and decision-making power with one or more parties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility: that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests.  Our joint venture partners must agree in order for the applicable joint venture to take, or in some cases, may have control over whether the applicable joint venture will take, specific major actions, such as budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.
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
We face possible risks associated with the physical effects of climate change

We recognize there are inherent climate risks that may impact our business. Climate change may increase the frequency and severity of climate phenomenon and weather events, including intensifying storms, hurricanes, sea level rise, floods, extreme temperatures, wildfires, drought, and water stress. Should the impact of climate change be severe or continue for lengthy periods of times, these risks may be exacerbated and may directly damage our hotels, disrupt hotel operations and our supply chain, reduce travel demand to affected areas, increase operating costs, and increase (or make unavailable) property insurance on terms we find acceptable. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

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
The following officers and trustees own collectively approximately 69% of HHMLP: Hasu P. Shah, Jay H. Shah, Neil H. Shah and Ashish R. Parikh. Conflicts of interest may arise with respect to the ongoing operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP. These officers and trustees also make decisions for our company with respect to property management. Consequently, these officers and trustees may not act solely in the best interests of our shareholders relating to property management by HHMLP.
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
Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2019, 3,000,000 Series C Preferred Shares, 7,701,700 Series D Preferred Shares and 4,001,514 Series E Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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
We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year and did not qualify for certain statutory relief provisions, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax on our taxable income at regular corporate rates. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of, and trading prices for, our shares. Unless entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to continue to operate in a manner so as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Trustees, with the consent of holders of two-thirds of the outstanding shares, to revoke our REIT election.
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
The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

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
At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. Additional changes to the tax laws are likely to continue to occur. We cannot predict the long-term effect of any recent changes or any future law changes on REITs and their shareholders. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table sets forth certain information with respect to the 38 hotels we wholly owned and 1 hotel owned within our consolidated joint venture as of December 31, 2019, all of which are consolidated on the Company’s financial statements.

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
The following table sets forth certain information with respect to the 9 hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2019.

Market	Name	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset

Boston	Courtyard	South Boston, MA (1)	2005	164	50.0%
	Holiday Inn Express	South Boston, MA (1)	1998	174	50.0%

NYC Urban	Hampton Inn Manhattan/ Times Square South	Times Square, New York, NY	2009	184	31.2%
	Hampton Inn Manhattan- Chelsea	Chelsea/Manhattan, New York, NY	2003	144	31.2%
	Hampton Inn Manhattan- Madison Sqaure Garden	Herald Square, New York, NY	2005	136	31.2%
	Holiday Inn New York City- Wall Street	Wall Street, New York, NY	2010	113	31.2%
	Holiday Inn Express New York City Times Sqaure	Times Square, New York, NY	2009	210	31.2%
	Holiday Inn Express Wall Street	Water Street, New York, NY	2010	112	31.2%
	Candlewood Suites New York City- Times Square	Times Square, New York, NY	2009	188	31.2%

		TOTAL ROOMS		1,425

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
SHAREHOLDER INFORMATION
At December 31, 2019 we had approximately 129 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 32 entities and persons, including our company.
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

SHARE PERFORMANCE GRAPH
The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2014 and ending December 31, 2019, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	2014	2015	2016	2017	2018	2019
Hersha Hospitality Trust	$100.00	$81.06	$83.84	$72.52	$77.39	$68.74
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000	100.00	95.59	115.93	132.88	118.23	148.36
MSCI US REIT Index	100.00	102.52	111.36	117.07	111.79	140.73
SNL Hotel REIT Index	100.00	77.36	95.88	101.89	88.46	102.19

Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our common share repurchases during the year ended December 31, 2019 is set forth in the table below. All such common shares were repurchased pursuant to open market transactions.
In December 2018, our Board of Trustees authorized a share repurchase program which allowed us to repurchase from time to time up to an aggregate of $50 million of our outstanding common shares.  The program commenced on January 1, 2019 and expired on December 31, 2019.

Issuer Purchases of Common Shares (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)	(2)

January 1 to January 31, 2019	273,538	$16.91	273,538	$45,375
February 1 to February 28, 2019	—	—	—	45,375
March 1 to March 31, 2019	—	—	—	45,375
April 1 to April 30, 2019	—	—	—	45,375
May 1 to May 31, 2019	—	—	—	45,375
June 1 to June 30, 2019	—	—	—	45,375
July 1 to July 31, 2019	—	—	—	45,375
August 1 to August 31, 2019	641,984	14.52	915,522	36,053
September 1 to September 30, 2019	17,914	13.83	933,436	35,805
October 1 to October 31, 2019	—	—	—	35,805
November 1 to November 30, 2019	—	—	—	35,805
December 1 to December 31, 2019	—	—	—	—
(1) The share repurchase program authorized by our Board of Trustees in December 2018 was announced on February 27, 2019 with the filing of our Form 10-K for the year ended December 31, 2018. The program authorized the repurchase of up to an aggregate of $50 million of our outstanding common shares.
(2) This amount represents the approximate dollar value of shares able to be repurchased under the plan that expired on December 31, 2019.

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
HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except share and per share data)
໿

	2019	2018	2017	2016	2015
Revenue:
Hotel Operating Revenues	$529,668	$493,678	$497,140	$466,370	$470,272
Other Revenues	292	1,385	1,097	259	113
Total Revenue	529,960	495,063	498,237	466,629	470,385
Operating Expenses:
Hotel Operating Expenses	317,436	298,849	295,050	262,956	254,313
Hotel Ground Rent	4,581	4,228	3,460	3,600	3,137
Real Estate and Personal Property Taxes and Property Insurance	38,601	35,194	32,300	32,157	34,518
General and Administrative (including Share Based Payments of $10,803, $11,436, $9,286, $8,048, $6,523)	26,431	26,881	23,553	24,444	20,515
Acquisition and Terminated Transaction Costs	—	29	2,203	2,560	1,119
Loss from Impairment of Assets	—	—	4,082	—	—
Depreciation and Amortization	96,529	89,831	83,752	75,390	74,390
(Gain) Loss in Excess of Estimated Insurance Recoveries	12	(12,649)	4,268	—	—
Total Operating Expenses	483,590	442,363	448,668	401,107	387,992
Operating Income	46,370	52,700	49,569	65,522	82,393
Interest Income	253	114	271	362	193
Interest Expense	(52,205)	(48,491)	(42,662)	(44,352)	(43,557)
Other Expense	(584)	(901)	(771)	(961)	(367)
Gain on Disposition of Hotel Properties	—	4,148	90,350	115,839	—
Lease Buyout	—	—	268	(16,831)	—
Loss on Debt Extinguishment	(280)	(22)	(590)	(1,187)	(561)
Income (Loss) before Income (Loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	(6,446)	7,548	96,435	118,392	38,101
Income (Loss) from Unconsolidated Joint Ventures	691	1,084	(2,473)	(1,823)	965
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	—	—	16,240	—	—

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except share and per share data)
໿

	2019	2018	2017	2016	2015
Income (Loss) from Unconsolidated Joint Venture Investments	691	1,084	13,767	(1,823)	965
Income (Loss) Before Income Taxes	(5,755)	8,632	110,202	116,569	39,066
Income Tax (Expense) Benefit	(92)	(267)	(5,262)	4,888	3,141
Net Income (Loss)	(5,847)	8,365	104,940	121,457	42,207
Loss (Income) Allocated to Noncontrolling Interests- Common Units	2,366	916	(5,072)	(4,477)	(411)
(Income) Loss Allocated to Noncontrolling Interests- Consolidated Joint Ventures	(188)	709	—	—	—
Preferred Distributions	(24,174)	(24,174)	(24,169)	(17,380)	(14,356)
Extinguishment of Issuance Costs Upon Redemption of Preferred Shares	—	—	—	(4,021)	—
Net (Loss) Income applicable to Common Shareholders	(27,843)	(14,184)	75,699	$95,579	$27,440

Basic (Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.74)	$(0.38)	$1.82	$2.21	$0.56
Diluted (Loss) Income from Continuing Operations applicable to Common Shareholders (1)	(0.74)	(0.38)	1.79	2.18	0.56
Dividends declared per Common Share	1.12	1.12	1.12	1.32	1.12

Balance Sheet Data
Net investment in hotel properties	$1,975,973	$2,026,659	$2,009,572	$1,767,570	$1,831,119
Assets Held for Sale	—	—	15,987	98,473	—
Noncontrolling Interests Common Units	64,144	62,010	54,286	44,321	31,876
Noncontrolling Interests Consolidated Variable Interest Entity	—	—	—	—	(1,760)
Shareholder's equity	807,657	892,805	833,868	835,418	678,039
Total assets	2,122,428	2,138,630	2,138,336	2,155,536	1,962,649
Total debt	1,128,199	1,093,031	1,093,013	1,051,899	1,169,964
Liabilities related to Assets Held for Sale	—	—	—	51,428	—
Other Data
Net cash provided by operating activities	$103,112	$114,822	$107,123	$81,567	$121,831
Net cash (used in) provided by investing activities	$(53,566)	$(17,965)	$(99,663)	$144,704	$(141,660)
Net cash (used in) provided by financing activities	$(53,344)	$(81,660)	$(176,511)	$(78,793)	$28,372
Weighted average shares outstanding
Basic	38,907,894	39,383,763	41,423,804	42,957,199	47,786,811
Diluted (1)	38,907,894	39,383,763	42,056,431	43,530,731	48,369,658
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
The following discussion should be read in conjunction with the Consolidated Financial Statement and Notes thereto. This section includes discussion of financial information as of and for the year ended December 31, 2019 and provides comparisons to the same information as of and for the year ended December 31, 2018. Comparisons of 2018 financial information to the same information for 2017 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 26, 2019.
Certain statements appearing in this Item 7 are forward-looking statements within the meaning of the federal securities laws. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. See “Cautionary Factors That May Affect Future Results” for additional information regarding our forward-looking statements.
BACKGROUND
As of December 31, 2019, we owned interests in 48 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Miami and select markets on the West Coast including 38 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 9 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor, as defined under the REIT rules, to manage the hotels. As of December 31, 2019, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. Each TRS directly receives all revenue from, and funds all expenses relating to, hotel operations of the hotels that it leases. Each TRS is also subject to income tax on its earnings.
OVERVIEW
We believe the repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2019, we experienced a challenging operating environment in the lodging sector, which resulted in slowing comparable RevPAR growth driven by an increase in occupancy that outpaced rate decreases for our total consolidated portfolio on a comparable basis. Our strongest performing properties were located within the Boston, Philadelphia, Washington D.C., and South Florida markets. It should be noted that the performance of our hotels in the South Florida market significantly benefited from the full year of operations of the Cadillac Hotel and Beach Club and the Parrot Key Hotel & Villas in 2019, since both properties were closed for a significant portion of 2018 as a result of damage caused by Hurricane Irma. Excluding these two properties, the South Florida performance metrics were essentially flat for 2019 when compared to 2018. The properties in our New York City market and our West Coast markets saw RevPAR decrease in 2019 when compared to 2018. The decrease in New York City is attributable to rate pressure caused by new supply in the market while our West Coast properties saw a drop in occupancy account for the majority of their RevPAR decreases. Falling in line with our operating revenue metrics, our operating margins remained relatively flat for 2019, when adjusting for the results of the Cadillac Hotel and Beach Club and the Parrot Key Hotel & Villas. The softening in the New York City and select West Coast markets offset some of the gains we realized in our overall performance. While we continue to explore acquisition opportunities in coastal gateway urban centers and select resort destinations, we remain focused on operating efficiencies within our portfolio and asset repositioning opportunities to drive earnings and cash flow growth over the next year to de-lever our balance sheet. In addition, we will continue to look for attractive opportunities to divest certain properties at favorable prices, potentially redeploying capital in markets that offer higher growth, reducing our leverage, or opportunistically repurchasing our common shares.
For 2020, we expect a challenging operating environment for the lodging industry with consensus estimates of U.S. RevPAR growth under 1% with growth in expenses likely to outpace revenue growth for the lodging industry. These industry expectations can be attributed to an unceratin macroeconomic environment in 2020. Leading to this uncertainty is a mix of both positive and negative economic factors. The first phase of the U.S.-China trade deal has been signed, unemployment remains low, interest rates have been dropping, and there is an expected smooth transition for BREXIT by the end of 2020. However, business confidence has waned resulting in lower business investment during 2019, and consensus expectations show that U.S. GDP growth will continue to slow. However, the manner in which the economy will continue to grow, if at all, is not predictable and we have no way of predicting how any new government policies will affect the markets in which we operate or the tourism industry in general. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future.
SUMMARY OF OPERATING RESULTS
The following tables outline operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the years ended December 31, 2019, and 2018. Common key performance metrics utilized by the lodging industry are occupancy, average daily rate ("ADR"), and revenue per available room ("RevPAR"). Occupancy is calculated as the percentage total rooms sold compared to rooms available to be sold, while ADR measures the average rate earned per occupied room, calculated as total room revenue divided by total rooms sold. RevPAR is a derivative of these two metrics which shows the total room revenue earned per room available to be sold. Management uses these metrics in comparison to other hotels in our self-defined competitive peer set within proximity to each of our hotel properties.
We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the year ended December 31, 2019, there are 36 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the year ended December 31, 2019 compared to the year ended December 31, 2018 for our comparable hotels.
For the comparison of December 31, 2019 to December 31, 2018, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2019, excluding: (1) The Courtyard Cadillac Hotel and the The Parrot Key Hotel & Villas because both hotels were not been operating for a significant portion of 2018 while the damage from Hurricane Irma was repaired; (2) The Boxer as this hotel was closed for a portion of December 2019 to perform remediation from water damage; and (3) the results of all hotels sold during the years ended December 31, 2019 and 2018.  The comparison of December 31, 2019 to December 31, 2018 includes results as reported by the prior owners for the following hotels acquired during 2019 and 2018:

•	The Annapolis Waterfront Hotel – Annapolis, MD (acquired 3/28/18)

COMPARABLE CONSOLIDATED HOTELS:
	(Includes 36 hotels in both years)
	Year Ended 2019	Year Ended 2018	2019 vs. 2018 % Variance
	(dollars in thousands except ADR and RevPAR)
Occupancy	83.1%	82.0%	116 bps
Average Daily Rate (ADR)	$226.12	$227.31	(0.5)%
Revenue Per Available Room (RevPAR)	$187.94	$186.31	0.9%

Room Revenues	$386,435	$383,055	0.9%
Hotel Operating Revenues	$480,796	$475,999	1.0%
RevPAR for the year ended December 31, 2019 increased 0.9% for our comparable consolidated hotels when compared to 2018. The Company experienced stronger RevPAR growth from comparable consolidated hotels located in Philadelphia, Washington D.C., and Boston, which experienced RevPAR growth of 5.0%, 3.4%, and 3.1%, respectively, for 2019 when compared to 2018.  This growth in RevPAR was partially offset by comparable declines in RevPAR for our hotels located in New York City and the West Coast, which decreased 3.9% and 1.9%, respectively.

COMPARABLE UNCONSOLIDATED JOINT VENTURES:
	(Includes 9 hotels in both years)
	Year Ended 2019	Year Ended 2018	2019 vs. 2018 % Variance
	(dollars in thousands except ADR and RevPAR)
Occupancy	91.9%	92.8%	-89 bps
Average Daily Rate (ADR)	$197.48	$207.68	(4.9)%
Revenue Per Available Room (RevPAR)	$181.46	$192.69	(5.8)%

Room Revenues	$94,384	$98,123	(3.8)%
Total Revenues	$96,784	$100,438	(3.6)%
While the hotels within our Cindat joint venture generated 106 basis points in occupancy growth, it was not able to offset the decreased occupancy from our South Boston joint venture which decreased over 600 basis points. The decrease in occupancy is the result of rooms added to the Holiday Inn Express South Boston which went into service during the third quarter of 2018. While the number of rooms sold during 2019 increased in comparison to 2018, it was not at a pace large enough to match 2018 occupancy levels. Both joint ventures were unable to maintain rate, with our Cindat properties facing a challenging New York City market, which resulted in a 5.4% decrease in the Cindat joint venture ADR for the year ended December 31, 2019. As a result, for the year ended December 31, 2019 compared to 2018, RevPAR for the Cindat joint venture decreased 4.4% and RevPAR for the South Boston joint ventures decreased 9.8%.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2019 TO DECEMBER 31, 2018
(dollars in thousands)
Revenue
Our total revenues for the years ended December 31, 2019 and 2018 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the years ended December 31, 2019 and 2018. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $35,990 or 7.29%, to $529,668 for the year ended December 31, 2019 compared to $493,678 for the same period in 2018. This increase in hotel operating revenues can be explained by the following table:

Hotel Operating Revenue for the year ended December 31, 2018		$493,678
Incremental Revenue Additions from Acquisitions (1/1/2018 - 12/31/2019):
The Annapolis Waterfront Hotel- Annapolis, MD	$3,044
Total Incremental Revenue from Acquisitions		3,044
Revenue Reductions from Dispositions (1/1/2018 - 12/31/2019):
Hampton Inn Pearl Street - New York, NY	$(530)
Residence Inn, Tysons Corner, VA	$(3,674)
Total Revenue Reductions from Dispositions		(4,204)
Revenue Additions due to Hurricane Impacted Hotel Re-Openings		33,107
Change in Hotel Operating Revenue for Remaining Hotels		4,043
Hotel Operating Revenue for the year ended December 31, 2019		$529,668
As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $37,150 increase in hotel operating revenue. This increase is mostly attributable to the Cadillac Hotel and Beach Club and the Parrot Key Hotel & Villas, both of which were closed for a significant portion of 2018. The Cadillac Hotel and Beach Club was damaged during Hurricane Irma in 2017 while it was branded as a Courtyard by Marriott. As a result of the hurricane damage, we accelerated our plan to convert this hotel to an Autograph Collection hotel causing it to be closed until the end of the third quarter of 2018. The Parrot Key Hotel & Villas incurred significant damage during Hurricane Irma in 2017, remaining closed for repairs until it re-opened during the fourth quarter of 2018. Collectively, these two hotels accounted for an increase in hotel operating revenue for the year ended December 31, 2019 of $33,107. The remaining hotels in our portfolio contributed a net increase in revenue of $4,043 for the year ended December 31, 2019 when compared to 2018.

Expenses
Total hotel operating expenses increased 6.22% to approximately $317,436 for the year ended December 31, 2019 from $298,849 for the year ended December 31, 2018. This increase in hotel operating expenses can be explained by the following table:

Hotel Operating Expenses for the year ended December 31, 2018		$298,849
Incremental Expense Additions from Acquisitions (1/1/2018 - 12/31/2019):
The Annapolis Waterfront Hotel- Annapolis, MD	$1,531
Total Incremental Expenses from Acquisitions		1,531
Expense Reductions from Dispositions (1/1/2018 - 12/31/2019):
Hampton Inn Pearl Street - New York, NY	$(602)
Residence Inn, Tysons Corner, VA	(2,067)
Total Expense Reductions from Dispositions		(2,669)
Expense Additions due to Hurricane Impacted Hotel Re-Openings		14,216
Change in Hotel Operating Expenses for Remaining Hotels		5,509
Hotel Operating Expenses for the year ended December 31, 2019		$317,436
As noted in the table above, our properties, exclusive of recently acquired and disposed hotels, experienced a $19,725 increase in hotel operating expenses. This increase is mostly attributable to the Cadillac Hotel and Beach Club and the Parrot Key Hotel & Villas, which collectively accounted for an increase in hotel operating expenses for the year ended December 31, 2019 of $14,216, as a result of being fully operational for the year ended December 31, 2019 as opposed to 2018 when they were closed for a majority of the year as described in the section above. The remaining hotels in our portfolio contributed a net increase in expenses of $5,509 for the year ended December 31, 2019 when compared to 2018.
Depreciation and amortization increased by 7.5%, or $6,698, to $96,529 for the year ended December 31, 2019 from $89,831 for the year ended December 31, 2018. The increase was a result of depreciation and amortization recorded on the hotels recently acquired or newly renovated.
Real estate and personal property tax and property insurance increased $3,407, or 9.7%, for the year ended December 31, 2019 when compared to the same period in 2018. Approximately $1,442 of the increase relates to higher property insurance costs for 2019 compared to 2018. The majority of this increase in insurance expense is attributable to increased insurance costs at our Florida hotel properties with the largest increases affecting The Cadillac Hotel and Beach Club and the Parrot Key Hotel & Villas. The remaining $1,967 increase relates to increased real estate tax costs. The majority of this increase is related to real estate taxes on six properties that had either been re-assessed by the applicable taxing authority or experienced tax rebate phase outs, resulting in higher 2019 expense of $2,005. The remaining unexplained difference is the result of normal real estate jurisdictional increases less net property tax refunds during the year ended December 31, 2019. We typically experience annual increases in either tax assessments and tax rates, or both, which are offset by reductions of expense resulting from successful real estate tax appeals.
General and administrative expense decreased by approximately $450 to $26,431 for the year ended December 31, 2019 from $26,881 for the year ended December 31, 2018.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expense related to share based compensation decreased $633 when comparing the year ended December 31, 2019 to the same period in 2018.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.
Gains / Losses on Insurance Recoveries
During the year ended December 31, 2019, the Company recorded property losses in excess of insurance recoveries in the amount of $12 compared to insurance recoveries in excess of property losses of $12,649 during the comparable period in 2018.  During the year ended December 31, 2018, the Company received a total of $25,295 in insurance proceeds, which was offset by a total of $12,646 in funds applied to previously recorded insurance receivables, additional remediation expenses, and expenses due to franchisors based on business interruption settlements. We received no insurance proceeds during the year ended December 31, 2019. We anticipate a final settlement payment from our insurer related to the Hurricane Irma damages incurred at the Parrot Key Hotel & Villas during the first half of 2020, however, we have no reasonable estimate of such proceeds at this time.
Operating Income
Operating income for the year ended December 31, 2019 was $46,370 compared to operating income of $52,700 during the same period in 2018. Operating income was negatively impacted by increases in real estate taxes and property insurance, and depreciation and amortization. Adding to the decrease in operating income was the fact that 2018 included a $12,649 gain from insurance proceeds while 2019 had no such gain.  These items negatively affecting operating income were partially offset by increases in hotel margins for the year ended December 31, 2019 compared to 2018.
Interest Expense
Interest expense increased $3,714 from $48,491 for the year ended December 31, 2018 to $52,205 for year ended December 31, 2019. The balance of our borrowings, excluding discounts and deferred costs, have increased by $37,052 in total between December 31, 2018 and December 31, 2019, as we completed net draws on our line of credit of $38,000, which was partially offset by net mortgage debt paydowns of $948.  The increase in interest expense when comparing the year ended December 31, 2019 to the corresponding period in 2018 can be explained by: (1) an increase in interest expense from the credit facility which contributed $2,582 incrementally; (2) an increase in interest expense from our notes payable and variable mortgage debt due to variable rates increasing, resulting in an increase in expense of $507; and (3) the cessation of interest capitalization related to development projects resulting in an additional $588 in expense during 2019.
Gain on Disposition of Hotel Properties
During the year ended December 31, 2019, the Company sold no hotel properties and, therefore, recorded no gain or loss. For the year ended December 31, 2018 we recorded a gain of $4,148 related to the sales of the Hyatt House, Gaithersburg, MD, the Hampton Inn Seaport, New York, NY, and the Residence Inn, Tysons Corner, VA.
Unconsolidated Joint Venture Investments
The income (loss) from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $393 to income of $691 for the year ended December 31, 2019 compared to income of $1,084 during the same period in 2018. This reduction in income relates to the net operating results of our South Boston joint ventures for the year ended December 31, 2019 compared to 2018.
Income Tax Expense
During the year ended December 31, 2019, the Company recorded an income tax expense of $92 compared to $267 for the year ended December 31, 2018.  The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries ("TRS").
Net (Loss) Income Applicable to Common Shareholders
Net loss applicable to common shareholders for the year ended December 31, 2019 was $27,843 compared to a net loss of $14,184 during the same period in 2018.  This increase in net loss was primarily caused by: (1) a lower net gain on hotel dispositions of $4,148; (2) decreased income from unconsolidated joint ventures of $393; (3) increased interest expense of $3,714; and (4) lower operating income of $6,330. Partially offsetting these items was $553 in additional loss allocated to minority interest holders.
Comprehensive (Loss) Income Applicable to Common Shareholders
Comprehensive loss applicable to common shareholders for the year ended December 31, 2019 was $31,060 compared to comprehensive loss of $13,706 for the same period in 2018. This change can be attributed to the items affecting Net Loss Applicable to Common Shareholders as more fully described above. For the year ended December 31, 2019, we recorded comprehensive loss of $9,342 compared to $8,881 of comprehensive income for the year ended December 31, 2018.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except share data)
Potential Sources of Capital
Our organizational documents do not limit the amount of indebtedness that we may incur. Our ability to incur additional debt is dependent upon a number of factors, including the current state of the overall credit markets, our degree of leverage and borrowing restrictions imposed by debt covenants and existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, capital market volatility, risk tolerance of investors, general market conditions for REITs and market perceptions related to the Company’s ability to generate cash flow and positive returns on its investments.
In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing hotel properties were met as of December 31, 2019. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.
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
As of December 31, 2019, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $48,000 outstanding under the Line of Credit. As of December 31, 2019, our remaining borrowing capacity under the Credit Facility, Second Term Loan and Third Term Loan was $72,882 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the Credit Facility, Second Term Loan and Third Term Loan out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities and from proceeds from dispositions.
We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2019, we have $1,699 of indebtedness due on or before December 31, 2020. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.
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
In December 2018, our Board of Trustees authorized a new share repurchase program for up to $50,000 of common shares which commenced on January 1, 2019. The new program expired on December 31, 2019. For the twelve months ended December 31, 2019, the Company repurchased 933,436 common shares for an aggregate purchase price of $14,195. Upon repurchase by the Company, these common shares ceased to be outstanding and become authorized but unissued common shares.
Acquisitions
During the year ended December 31, 2019, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.
Dispositions
During the year ended December 31, 2019, we disposed of no hotel properties. On January 3, 2020, we entered into an agreement for our joint venture partner to purchase our membership interests in Hiren Boston, LLC and SB Partners, LLC. Net proceeds from the sale of our interests are anticipated to be approximately $26,000 and this transaction is expected to close during the second quarter of 2020. Additionally on January 20, 2020, we entered into a purchase and sale agreement to sell the Duane Street Hotel to an unrelated third party for a sales price of $20,000. This transaction is anticipated to close in the second quarter of 2020. On February 21, 2020, we entered into a purchase and sale agreement to sell the Blue Moon Hotel to an unrelated third party for a sales price of $30,000. This transaction is anticipated to close in the second quarter of 2020. We anticipate that the net proceeds from the aforementioned sales will be used to repay existing debt.
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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. We believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2018, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the year ended December 31, 2019 was $103,112 and cash used for the payment of distributions and dividends for the year ended December 31, 2019 was $72,701.

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

Spending on capital improvements during the year ended December 31, 2019 decreased when compared to spending on capital improvements during the year ended December 31, 2018. During the year ended December 31, 2019, we spent $48,936 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $65,629 during the same period in 2018. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels. During the year ended December 31, 2019, we spent $152 on hotel development projects and construction on hurricane impacted hotels compared to $38,754 during the same period of 2018. In addition, we have invested $6,100 during 2019 in an unconsolidated joint venture that is constructing a Home2 Suites in South Boston, compared to a $1,000 investment during 2018.

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

CASH FLOW ANALYSIS (dollars in thousands)
Comparison of the Years Ended December 31, 2019 and December 31, 2018
Net cash provided by operating activities decreased $11,710 from $114,822 for the year ended December 31, 2018 to $103,112 for the comparable period in 2019. In addition to the change in net income adjusted for non-cash items, the following items are the major contributing factors for the change in operating cash flow:

•	Proceeds from business interruption insurance totaled $8,440 for the year ended December 31, 2018 with no such proceeds in 2019.

•	The remaining decrease in operating cash flows related to net changes in working capital assets and liabilities.
Net cash used in investing activities for the year ended December 31, 2019 was $53,566 compared to net cash used in investing activities of $17,965 for the year ended December 31, 2018. The following items are the major contributing factors for the change in investing cash flow.

•	A decrease in comparative cash flows of $64,880 as we sold no hotel properties for the year ended December 31, 2019 compared to the sale of three hotel properties for the year ended December 31, 2018;

•
A decrease in comparative cash flows of $15,806 because we received no insurance proceeds during 2019 compared to $15,806 in insurance proceeds related to claims for property losses as a result of Hurricane Irma during the year ended December 31, 2018;

•
A decrease in comparative cash flows of $46,340 related to distributions from unconsolidated joint ventures mostly related to $47,738 in proceeds from the redemption of our preferred equity investment in our Cindat joint venture during 2018;

•	An increase in comparative cash flows of $41,230 as we purchased no hotel properties during the year ended December 31, 2019 compared to the purchase of one hotel property during 2018; and

•
An increase in comparative cash flows of $55,295 related to a decrease in spending on capital expenditures, planned property repositioning, restaurant re-concepting, and construction to repair damage caused by Hurricane Irma for the year ended December 31, 2019 compared to 2018.

Net cash used in financing activities for the year ended December 31, 2019 was $53,344 compared to net cash used in financing activities for the year ended December 31, 2018 of $81,660. The following items are the major contributing factors for the change in financing cash flow.

•	An increase in comparative cash flows of $44,100 related to net increased borrowings on our line of credit during the year ended December 31, 2019 compared to 2018.

•
An increase in comparative cash flows of $18,000 as a result of no change in the balance on our Term Loans during the year ended December 31, 2019 compared to net repayments on our Term Loans during 2018.

•
A decrease in comparative cash flows of $27,338 related to net repayments on borrowings under mortgages payable during year ended December 31, 2019 compared to net proceeds from mortgages payable during 2018 due to the origination of the mortgage on the Annapolis Waterfront Hotel.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Net (loss) income applicable to common shareholders	$(27,843)	$(14,184)	$75,699
(Loss) Income allocated to noncontrolling interests	(2,178)	(1,625)	5,072
Income from unconsolidated joint ventures	(691)	(1,084)	(13,767)
Gain on disposition of hotel properties	—	(4,148)	(90,350)
Loss from impairment of depreciable assets	—	—	5,926
Depreciation and amortization	96,529	89,831	83,752
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	65,817	68,790	66,332

Income from Unconsolidated Joint Ventures	691	1,084	13,767
Gain from remeasurement of investment in unconsolidated joint ventures	—	—	(16,240)
Unrecognized pro rata interest in income (loss) (1)	(4,246)	(4,115)	7,398
Depreciation and amortization of purchase price in excess of historical cost (2)	96	94	(1,207)
Interest in depreciation and amortization of unconsolidated joint ventures (3)	5,234	4,536	3,967
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	1,775	1,599	7,685

Funds from Operations applicable to common shareholders and Partnership units	$67,592	$70,389	$74,017

Weighted Average Common Shares and Units Outstanding
Basic	38,907,894	39,383,763	41,423,804
Diluted	43,390,093	43,411,274	44,834,724
(1) For U.S. GAAP reporting purposes, our interest in the joint venture's loss is not recognized since our U.S. GAAP basis in the joint venture has been reduced to $0. Our interest in EBITDA from the joint venture equals our percentage ownership in the venture.

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
As of December 31, 2019, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.
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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update makes more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions.  The Company adopted the provisions of this update effective January 1, 2019.  The adoption of this update did not have a material effect on our consolidated financial statements or the disclosures related to fair value measurements with Note 8 of these consolidated financial statements.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2019.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long Term Debt	$385,496	$1,699	$130,145	$164,273	$89,379
Interest Expense on Long Term Debt	86,477	17,022	27,922	14,840	26,693
Unsecured Term Loans	700,900	—	400,900	300,000	—
Unsecured Line of Credit	48,000	—	48,000	—	—
Interest Expense on Credit Facility	84,299	27,561	39,135	17,603	—
Hotel Ground Rent and Office Rent	312,292	4,930	9,465	8,919	288,978
Total	$1,617,464	$51,212	$655,567	$505,635	$405,050

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)
Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2019, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second Term and Third Term Loans and certain variable rate mortgages and notes payable. As of December 31, 2019, we had total variable rate debt outstanding of $152,548 with a weighted average interest rate of 4.36%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2019 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2020 of $1,475.
Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2019, we have an interest rate cap related to debt on the Annapolis Waterfront Hotel, Annapolis, MD; and we have ten interest rate swap contracts related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Courtyard, LA Westside, Culver City, CA; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.
As of December 31, 2019 approximately 89% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 11% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.
Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2019 to be approximately $1,067,168 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2019 to be approximately $1,130,237.
We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of December 31, 2019, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$1,699	$505,263	$437,054	$37,832	$981,848
Weighted Average Interest Rate	3.87%	3.86%	3.72%	3.69%	3.79%

Floating Rate Debt	$—	$25,781	$27,219	$51,548	$104,548
Weighted Average Interest Rate	4.43%	4.63%	4.68%	4.76%	4.62%

	$1,699	$531,044	$464,273	$89,380	$1,086,396

Line of Credit	$—	$48,000	$—	$—	$48,000
Weighted Average Interest Rate	—%	4.01%	—%	—%	4.01%
	$1,699	$579,044	$464,273	$89,380	$1,134,396
The table incorporates only those exposures that existed as of December 31, 2019, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for historical property sales as of January 1, 2018 due to the adoption of FASB ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB ASC 842, Leases.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of consolidated hotel properties for potential impairment

As discussed in note 1 to the consolidated financial statements, the Company tests its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of any of the hotel properties may not be recoverable. For properties that have an indication that its carrying value may not be recoverable, an undiscounted cash flow analysis is prepared using various inputs and assumptions, including the holding period and expected terminal capitalization rate. Investment in hotel properties, net of accumulated depreciation, was $1.98 billion, or 93% of total assets at December 31, 2019.
We identified the evaluation of consolidated hotel properties for potential impairment as a critical audit matter. Evaluation of the events or changes in circumstances that indicate the carrying value of a hotel property may not be recoverable involved a high degree of auditor judgment. In particular, as part of its evaluation of indicators of potential hotel property impairment, the Company was required to make judgments regarding 1) the likelihood that a property will be sold before the end of its previously estimated useful life, and 2) the impact of changes in market conditions or other factors on the recoverability of the carrying value of each hotel property. In addition, when there was an indication of a potential hotel property impairment, the nature of the evidence required to test the Company’s evaluation of hotel properties for potential impairment is subjective. Significant auditor judgment was required to evaluate certain assumptions, specifically, the probability assessment related to the Company’s holding period and expected terminal capitalization rate, used in the Company’s performance of impairment testing. Both of these assumptions contain a high degree of subjectivity. Changes in these assumptions could have a significant impact on the determination of recoverability of the carrying amount of the Company’s investments in hotel properties.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of a hotel property may not be recoverable. We also tested internal controls related to the estimated holding period. We inquired of Company officials and inspected documents such as meeting minutes of the board of directors to evaluate the likelihood that it was more-likely-than not that a property will be sold before the end of its previously estimated useful life. We also read publicly available information in order to identify information regarding potential sales of the Company’s properties. We assessed financial information for indicators of decreases in current and projected operating performance of the hotel properties and read certain third party information to identify other factors that could result in identification of a potentially impaired hotel property. For hotel properties with an indication of potential impairment, we tested certain internal controls related to the expected terminal capitalization rate. We evaluated the Company’s expected terminal capitalization rates by comparing to published third party industry reports as well as certain of the Company’s historical property sales. For certain of the hotel properties, we performed sensitivity analysis over the estimated terminal capitalization rate by considering points within the ranges we obtained from published third party industry reports. We also performed sensitivity analysis over the holding period by changing the Company’s estimates to assess the impact on the analysis. We inquired and obtained representations from the Company regarding the status and evaluation of any potential disposal of properties and read minutes of the board of directors. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2004.
Philadelphia, Pennsylvania
February 25, 2020

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]
໿

	December 31, 2019	December 31, 2018
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,975,973	$2,026,659
Investment in Unconsolidated Joint Ventures	8,446	4,004
Cash and Cash Equivalents	27,012	32,598
Escrow Deposits	9,973	8,185
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $188	9,213	10,241
Due from Related Parties	6,113	3,294
Intangible Assets, Net of Accumulated Amortization of $6,545 and $7,308	2,137	13,644
Right of Use Assets	45,384	—
Other Assets	38,177	40,005
Total Assets	$2,122,428	$2,138,630

Liabilities and Equity:
Line of Credit	$48,000	$10,000
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	697,183	698,202
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,736	50,684
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	332,280	334,145
Lease Liabilities	54,548	—
Accounts Payable, Accrued Expenses and Other Liabilities	47,626	70,947
Dividends and Distributions Payable	17,058	17,129
Total Liabilities	$1,247,431	$1,181,107

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	3,196	2,708

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at December 31, 2019 and December 31, 2018, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at December 31, 2019 and December 31, 2018; 38,652,650, and 39,458,626 Shares Issued and Outstanding at December 31, 2019 and December 31, 2018, respectively	387	395
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2019 and December 31, 2018	—	—
Accumulated Other Comprehensive Income	1,010	4,227
Additional Paid-in Capital	1,144,808	1,155,776
Distributions in Excess of Net Income	(338,695)	(267,740)
Total Shareholders' Equity	807,657	892,805

Noncontrolling Interests (Note 1):	64,144	62,010

Total Equity	871,801	954,815

Total Liabilities, Redeemable Noncontrolling Interests, and Equity	$2,122,428	$2,138,630
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE /UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2019	2018	2017
Revenue:
Hotel Operating Revenues:
Room	$424,698	$397,907	$411,149
Food & Beverage	65,379	64,546	58,491
Other Operating Revenues	39,591	31,225	27,500
Other Revenues	292	1,385	1,097
Total Revenues	529,960	495,063	498,237

Operating Expenses:
Hotel Operating Expenses:
Room	93,488	88,663	90,716
Food & Beverage	52,820	52,122	47,906
Other Operating Expenses	171,128	158,064	156,428
Hotel Ground Rent	4,581	4,228	3,460
Real Estate and Personal Property Taxes and Property Insurance	38,601	35,194	32,300
General and Administrative (including Share Based Payments of $10,803, $11,436, and $9,286 for the years ended December 31, 2019, 2018, and 2017, respectively)	26,431	26,881	23,553
Acquisition and Terminated Transaction Costs	—	29	2,203
Loss on Impairment of Assets	—	—	4,082
Depreciation and Amortization	96,529	89,831	83,752
(Gains from) Property Losses in Excess of Insurance Recoveries	12	(12,649)	4,268
Total Operating Expenses	483,590	442,363	448,668

Operating Income	46,370	52,700	49,569

Interest Income	253	114	271
Interest Expense	(52,205)	(48,491)	(42,662)
Other Expense	(584)	(901)	(771)
Gain on Disposition of Hotel Properties	—	4,148	90,350
Lease Buyout	—	—	268
Loss on Debt Extinguishment	(280)	(22)	(590)
(Loss) Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(6,446)	7,548	96,435

Income (Loss) from Unconsolidated Joint Ventures	691	1,084	(2,473)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	—	—	16,240
Income from Unconsolidated Joint Venture Investments	691	1,084	13,767

(Loss) Income Before Income Taxes	(5,755)	8,632	110,202

Income Tax Expense	(92)	(267)	(5,262)

Net (Loss) Income	(5,847)	8,365	104,940

Loss (Income) Allocated to Noncontrolling Interests - Common Units	2,366	916	(5,072)
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	(188)	709	—
Preferred Distributions	(24,174)	(24,174)	(24,169)

Net (Loss) Income Applicable to Common Shareholders	$(27,843)	$(14,184)	$75,699
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2019	2018	2017
Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.74)	$(0.38)	$1.82

DILUTED
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.74)	$(0.38)	$1.79

Weighted Average Common Shares Outstanding:
Basic	38,907,894	39,383,763	41,423,804
Diluted*	38,907,894	39,383,763	42,056,431

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:
໿

	Year Ended December 31,
	2019	2018	2017
Common Units and Vested LTIP Units	3,363,169	3,141,981	2,778,293
Unvested Stock Awards and LTIP Units Outstanding	651,093	358,141	—
Contingently Issuable Share Awards	467,937	527,389	—
Total Potentially Dilutive Securities Excluded from the Denominator	4,482,199	4,027,511	2,778,293
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS]
໿

	Year Ended December 31,
	2019	2018	2017
Net (Loss) Income	$(5,847)	$8,365	$104,940

Change in Fair Value of Derivative Instruments	(4,502)	3,343	3,130
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	1,007	(2,827)	(594)
Total Other Comprehensive (Loss) Income	$(3,495)	$516	$2,536

Comprehensive (Loss) Income	(9,342)	8,881	107,476
Less: Comprehensive Loss (Income) Applicable to Noncontrolling Interests - Common Units	2,644	878	(5,232)
Less: Comprehensive (Income) Loss Applicable to Noncontrolling Interests - Consolidated Joint Venture	(188)	709	—
Less: Preferred Distributions	(24,174)	(24,174)	(24,169)
Comprehensive (Loss) Income Applicable to Common Shareholders	$(31,060)	$(13,706)	$78,075
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

		Shareholders' Equity								Noncontrolling Interests			Reedemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2018	39,458,626	395	—	14,703,214	147	1,155,776	4,227	(267,740)	892,805	3,749,665	62,010	954,815	2,708
Repurchase of Common Shares	(933,436)	(9)	—	—	—	(14,277)	—	—	(14,286)	—	—	(14,286)	—
Dividends and Distributions declared:
Common Shares ($1.12 per share)	—	—	—	—	—	—	—	(43,600)	(43,600)	—	—	(43,600)	—
Preferred Shares	—	—	—	—	—	—	—	(24,174)	(24,174)	—	—	(24,174)	—
Common Units ($1.12 per share)	—	—	—	—	—	—	—	—	—	—	(2,314)	(2,314)	—
LTIP Units ($1.12 per share)	—	—	—	—	—	—	—	—	—	—	(2,601)	(2,601)	—
Dividend Reinvestment Plan	3,760	—	—	—	—	60	—	—	60	—	—	60	—
Share Based Compensation:
Grants	123,700	1	—	—	—	675	—	—	676	530,281	—	676	—
Amortization	—	—	—	—	—	3,062	—	—	3,062	—	9,693	12,755	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	300
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(3,217)	—	(3,217)	—	(278)	(3,495)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(488)	—	—	(488)	—	—	(488)	488
Net Income (Loss)	—	—	—	—	—	—	—	(3,181)	(3,181)	—	(2,366)	(5,547)	(300)
Balance at December 31, 2019	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801	3,196
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS]
໿

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net (Loss) Income	$(5,847)	$8,365	$104,940
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	—	(4,148)	(90,350)
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	—	—	(16,240)
Property Impairment	—	—	4,082
(Gains from) Property Losses in Excess of Insurance Recoveries	12	(12,649)	4,268
Lease Buyout	—	—	(294)
Deferred Taxes	(312)	(144)	5,262
Depreciation	95,982	88,897	82,004
Amortization	2,137	2,816	3,550
Loss on Debt Extinguishment	280	22	590
Equity in (Income) Loss of Unconsolidated Joint Ventures	(691)	(1,084)	2,473
Loss Recognized on Change in Fair Value of Derivative Instrument	1,007	215	60
Share Based Compensation Expense	10,803	11,436	9,286
Distributions from Unconsolidated Joint Ventures	728	1,426	700
Proceeds Received for Business Interruption Insurance Claims, net	—	8,440	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	1,028	1,760	(135)
Other Assets	(1,476)	(2,556)	1,072
Due from Related Parties	(2,819)	1,307	13,010
(Decrease) Increase in:
Accounts Payable, Accrued Expenses and Other Liabilities	2,280	10,719	(17,155)
Net Cash Provided by Operating Activities	$103,112	$114,822	$107,123

Investing Activities:
Purchase of Hotel Property Assets	$—	$(41,230)	$(249,369)
Deposits on Hotel Acquisitions	—	—	(1,000)
Capital Expenditures	(48,936)	(65,629)	(51,916)
Cash Paid for Hotel Development Projects	(152)	(38,754)	(7,637)
Proceeds from Disposition of Hotel Properties	—	64,880	196,635
Contributions to Unconsolidated Joint Ventures	(6,100)	(1,000)	—
Proceeds from Insurance Claims	—	15,806	—
Proceeds from the Sale of Joint Venture Interests	—	—	11,624
Repayment of Notes Receivable	—	—	2,000
Distributions from Unconsolidated Joint Ventures	1,622	47,962	—
Net Cash Used in Investing Activities	$(53,566)	$(17,965)	$(99,663)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS]

	Year Ended December 31,
	2019	2018	2017
Financing Activities:
(Repayment) Borrowings Under Line of Credit, Net	$38,000	$(6,100)	$16,100
Proceeds of Unsecured Term Loan Borrowing	—	—	58,380
Repayment of Borrowings Under Unsecured Term Loan Borrowing	—	(18,000)	(6,100)
Principal Repayment of Mortgages and Notes Payable	(57,418)	(1,611)	(122,782)
Proceeds from Mortgages and Notes Payable	56,469	28,000	—
Cash Paid for Deferred Financing Costs	(3,198)	(409)	(3,352)
Cash Paid for Debt Extinguishment	(210)	—	(374)
Proceeds from Issuance of Preferred Shares, Net	—	—	43
Repurchase of Common Shares	(14,195)	(10,833)	(35,178)
Dividends Paid on Common Shares	(43,760)	(44,176)	(55,034)
Dividends Paid on Preferred Shares	(24,173)	(24,174)	(23,771)
Distributions Paid on Common Units and LTIP Units	(4,768)	(4,164)	(4,181)
Other Financing Activities	(91)	(193)	(262)
Net Cash Used in Financing Activities	$(53,344)	$(81,660)	$(176,511)

Net Increase (Decrease) in Cash and Cash Equivalents	$(3,798)	$15,197	$(169,051)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	40,783	25,586	194,637

Cash, Cash Equivalents, and Restricted Cash - End of Period	$36,985	$40,783	$25,586
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
As of December 31, 2019, the Company, through the Partnership and subsidiary partnerships, wholly owned 38 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.
In addition to the wholly owned hotel properties, as of December 31, 2019, the Company owned an unconsolidated joint venture interest in nine properties and a consolidated joint venture interest in one property. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:
໿

Joint Venture	Ownership Interest	Property	Location	Lessee/Sublessee
Consolidated Joint Ventures
Hersha Holding RC Owner, LLC	85%	Ritz-Carlton	Coconut Grove, FL	Hersha Holding RC Lessee, LLC
Unconsolidated Joint Ventures
Cindat Hersha Owner JV, LLC	31.2%	Hampton Inn	Herald Square, New York, NY	Cindat Hersha Lessee JV, LLC
		Hampton Inn	Chelsea, New York, NY	Cindat Hersha Lessee JV, LLC
		Hampton Inn	Times Square, New York, NY	Cindat Hersha Lessee JV, LLC
		Holiday Inn Express	Times Square, New York, NY	Cindat Hersha Lessee JV, LLC
		Candlewood Suites	Times Square, New York, NY	Cindat Hersha Lessee JV, LLC
		Holiday Inn	Wall Street, New York, NY	Cindat Hersha Lessee JV, LLC
		Holiday Inn Express	Water Street, New York, NY	Cindat Hersha Lessee JV, LLC
SB Partners, LLC	50%	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC
Hiren Boston, LLC	50%	Courtyard	South Boston, MA	South Bay Boston, LLC
SB Partners Three, LLC (1)	50%	Home2 Suites	South Boston, MA	SB Partners Three Lessee, LLC
(1) This property is currently under development by the venture, with the expected opening of the hotel being mid-year 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also evaluated for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity ("VIE") or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s:  HHLP; Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; SB Partners Three Lessee, LLC; Hersha Holding RC Owner, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.  As noted, HHLP meets the criteria as a VIE.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.  Cindat Hersha Lessee JV, LLC is a VIE that leases hotel property. The entity is consolidated by the lessors, the primary beneficiary. Our maximum exposure to losses due to our investment in Cindat Hersha Owner JV, LLC is limited to our investment in the joint venture which is $0 as of December 31, 2019. Also, South Bay Boston, LLC and SB Partners Three Lessee, LLC, which lease hotel property are VIE's. The entities are consolidated by the respective lessors, the primary beneficiary. Hersha Holding RC Owner, LLC is the owner entity of the Ritz Carlton Coconut Grove and is a VIE. HHLP is considered the primary beneficiary of the VIE and consolidates the joint venture with the minority owner interest presented as part of noncontrolling interest within the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.
Segment Reporting
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Escrow Deposits
Escrow deposits include reserves for debt service, real estate taxes, and insurance and reserves for furniture, fixtures, and equipment replacements, as required by certain mortgage debt agreement restrictions and provisions.
Hotel Accounts Receivable
Hotel accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. The Company generally does not require collateral. Ongoing credit evaluations are performed and potential losses from uncollectible accounts are written off against revenue when they are estimated to be uncollectible.
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
Intangible Assets and Liabilities
Intangible assets consist of leasehold intangibles for in-place leases at the time of hotel acquisition and deferred franchise fees. The leasehold intangibles are amortized over the remaining lease term. Deferred franchise fees are amortized using the straight-line method over the life of the franchise agreement.
Intangible liabilities consist of leasehold intangibles for in-place leases at the time of hotel acquisition. The leasehold intangibles are amortized over the remaining lease term. Intangible liabilities are included in the accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Development Project Capitalization
We have opportunistically engaged in the development and re-development of hotel assets. We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes and utilities related to hotel development projects and renovations.
Noncontrolling Interest
Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2019, 2018 and 2017 was 90.0%, 91.3%, and 92.5%, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
We classify the noncontrolling interests of our common units of limited partnership interest in HHLP ("Common Units"), and Long Term Incentive Plan Units ("LTIP Units") as equity. LTIP Units are a seperate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $64,144 as of December 31, 2019 and $62,010 as of December 31, 2018. As of December 31, 2019, there were 4,279,946 Common Units and LTIP Units collectively outstanding with a fair market value of $62,273, based on the price per share of our common shares on the NYSE on such date.
In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.
On April 2, 2018, we entered into a joint venture with the party from which we acquired the Ritz-Carlton Coconut Grove, FL. By exercising an option provided to the seller in connection with our purchase of the property in 2017, our joint venture partner will have a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheet and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheet. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the years ended December 31, 2019, 2018 and 2017, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $300, $3,417 and $0, respectively, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. We reclassified $488 and $2,708 from Additional Paid in Capital to Noncontrolling Joint Venture Interest to recognize interest at the put option redemption value of $3,196 and $2,708, at December 31, 2019 and December 31, 2018, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Shareholders’ Equity
As of December 31, 2019, we have 14,703,214 Cumulative Redeemable Preferred Shares outstanding consisting of three separate Series issuances. Terms of the Series C, Series D and Series E Preferred Shares outstanding at December 31, 2019 and 2018 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Year Ended December 31,
Series	December 31, 2019	December 31, 2018	Aggregate Liquidation Preference	Distribution Rate	2019	2018
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.7188	$1.7188
Series D	7,701,700	7,701,700	$192,543	6.500%	$1.6250	1.6250
Series E	4,001,514	4,001,514	$100,038	6.500%	$1.6250	1.6250
Total	14,703,214	14,703,214

In April 2017, we entered into Equity Distribution Agreements with four investment banks whereby we agreed to sell up to 8,000,000 Class A common shares, up to 1,000,000 Series D Cumulative Redeemable Preferred Shares, and up to 1,000,000 Series E Cumulative Redeemable Preferred Shares from time to time in an “at the market” offering.  In conjunction with this transaction, the Company increased the number of authorized Class A common shares from 90,000,000 to 104,000,000.  For the year ended December 31, 2019, we issued no shares through this program. For the year ended December 31, 2018, we issued 1,514 Series E Preferred Shares through this program.
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
In December 2018, our Board of Trustees authorized a new share repurchase program for up to $50,000 of common shares which commenced on January 1, 2019 and expired on December 31, 2019. For the year ended December 31, 2019, we repurchased 933,436 common shares for an aggregate purchase price of $14,194. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is generally secured at the end of the contract upon check-out by the customer from our hotel. The Company records advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest's stay. The Company notes no significant judgements regarding the recognition of room revenue.

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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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

The quantitative impact of applying the prior accounting policies would have resulted in an increase of $129,021 in the deferred gain on disposition of hotel assets, an increase of $123,228 in distributions in excess of net income thereby decreasing shareholders' equity, and a decrease of $5,793 in noncontrolling interests at December 31, 2017. The adoption of ASC 610-20 did not materially impact the balances in the Company's consolidated statement of operations or its consolidated statement of cash flows.

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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2019, 2018 and 2017, the Company did not record any uncertain tax positions. As of December 31, 2019, with few exceptions, the Company is subject to tax examinations by federal, state, and local income tax authorities for years 2003 through 2019.
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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update makes more financial and nonfinancial hedging strategies eligible for hedge accounting, changes how companies assess hedge effectiveness, and amends the presentation and disclosure requirements for hedging transactions.  The Company adopted the provisions of this update effective January 1, 2019.  The adoption of this update did not have a material effect on our consolidated financial statements or the disclosures related to fair value measurements with Note 8 of these consolidated financial statements.

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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Land	$518,243	$518,243
Buildings and Improvements	1,710,621	1,688,459
Furniture, Fixtures and Equipment	294,527	278,098
Construction in Progress	10,202	3,804
	2,533,593	2,488,604

Less Accumulated Depreciation	(557,620)	(461,945)

Total Investment in Hotel Properties	$1,975,973	$2,026,659

Depreciation expense on hotel properties was $95,673,  $88,598 and $81,632 for the years ended December 31, 2019, 2018 and 2017, respectively.
During the year ended December 31, 2019, we acquired no hotel properties. During the year ended December 31, 2018 we acquired the following wholly-owned hotel property:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Other Intangibles		Total Purchase Price	Assumption of Debt
Annapolis Waterfront Hotel, MD	3/28/2018	$—	$43,251	$1,802	$(3,199)	*	$41,854	$—

* Consists entirely of $3,199 of above market ground lease liability, which is recorded in the Right of Use Assets on the consolidated balance sheet as of December 31, 2019.

The above acquisition for the year ended December 31, 2018 is considered an asset acquisition under US GAAP. As such acquisition-related costs, such as due diligence, legal fees and other costs, have been capitalized and allocated to the assets acquired based on their relative fair values as of December 31, 2018. Prior to January 1, 2018, acquisition-related costs, such as due diligence, legal and accounting fees, were considered part of a business acquisition under US GAAP. As such, they are not capitalized or applied in determining the fair value of the above acquired assets as of December 31, 2017. During the years ended December 31, 2019, 2018, and 2017, we incurred $0, $29, and $2,203 in acquisition costs related to acquired assets and costs related to terminated transactions, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Prior to January 1, 2018, all hotel acquisitions were considered a business acquisition under U.S. GAAP. Included in the consolidated statement of operations for the year ended December 31, 2017 are total revenues of $62,147 and a total net income of $3,042 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition as presented in the table below:

	Year Ended December 31, 2017
Hotel	Revenue	Net Income (Loss)
Mystic Marriott Hotel & Spa, Groton, CT	$21,247	$1,700
The Ritz-Carlton, Coconut Grove, FL	13,390	(693)
The Pan Pacific Hotel, Seattle, WA	13,128	493
Philadelphia Westin, Philadelphia, PA	14,382	1,542

Total	$62,147	$3,042

Property Damage from Natural Disaster
During September 2017, all six of our hotels located in South Florida incurred property damage and an interruption of business operations as a result of Hurricane Irma. Two of our hotels, the Courtyard Cadillac Miami and the Parrot Key Hotel & Resort, incurred significant physical damage and were closed due to the disaster. The Courtyard Cadillac Miami opened for business in the third quarter of 2018, and the Parrot Key Hotel & Resort opened for business in the fourth quarter of 2018, respectively. The remaining four properties had resumed normal business activities as of December 31, 2017. During the year ended December 31, 2018, we recorded a net gain in excess of estimated insurance recoveries of $12,649.
Hotel Dispositions
During the year ended December 31, 2019, we had no hotel dispositions. During the years ended December 31, 2018, and 2017, we had the following hotel dispositions:

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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Subsequent Events
On January 20, 2020, we entered into a purchase and sale agreement to sell the Duane Street Hotel to an unrelated third party for a sales price of $20,000. This transaction is anticipated to close in the second quarter of 2020.
On February 21, 2020, we entered into a purchase and sale agreement to sell the Blue Moon Hotel to an unrelated third party for a sales price of $30,000. This transaction is anticipated to close in the second quarter of 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2019 and December 31, 2018 our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	December 31, 2019	December 31, 2018

Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	1,434	1,879
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	—	1,125
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50.0%	7,012	1,000
			$8,446	$4,004

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
On February 6, 2018, Cindat Hersha Owner JV, LLC repaid in full outstanding mortgage debt from an existing senior loan and mezzanine loan, and simultaneously entered into a new senior loan agreement with new lenders. A portion of the net cash proceeds from the refinance was used to distribute $47,738 to the Company to fully redeem our recorded preferred equity interest in the venture. While this transaction fully redeemed our preferred equity interest in the venture, the Company continues to hold a common equity investment in this joint venture which has a balance of $0 at December 31, 2019.
Effective January 1, 2018, the member allocations for distributions of net cash flow from operations, distributions from capital transactions and allocation of income and loss are based on these new common contributions and percentage interests. See the Income/Loss Allocation section below for a full explanation of how income and loss are allocated for Cindat Hersha Owner JV, LLC.
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

Income/Loss Allocation
The Cindat Hersha Owner JV, LLC cash available for distribution will be distributed to (1) Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 9.0%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest.  Any cash available for distribution remaining will be split 31.2% to us and 68.8% to Cindat.  Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of December 31, 2019 and 2018, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture.  This difference is due to difference in our basis inside the venture versus our basis outside of the venture.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Income (loss) recognized during the years ended December 31, 2019, 2018 and 2017, for our investments in unconsolidated joint ventures is as follows:

	Year Ended December 31,
	2019	2018	2017
Cindat Hersha Owner JV, LLC	$—	$—	$(3,717)
Hiren Boston, LLC	155	866	750
SB Partners, LLC	626	218	494
SB Partners Three, LLC	(90)	—	—
Income (Loss) from Unconsolidated Joint Venture Investments	$691	$1,084	$(2,473)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019, 2018 and 2017.

Balance Sheets
	December 31, 2019	December 31, 2018
Assets
Investment in Hotel Properties, Net	$579,287	$569,609
Other Assets	33,891	30,088
Total Assets	$613,178	$599,697

Liabilities and Equity
Mortgages and Notes Payable	$430,282	$422,205
Other Liabilities	19,185	7,478
Equity:
Hersha Hospitality Trust	9,588	15,554
Joint Venture Partners	154,998	155,053
Accumulated Other Comprehensive Loss	(875)	(593)
Total Equity	163,711	170,014

Total Liabilities and Equity	$613,178	$599,697

Statements of Operations
	Year Ended December 31,
	2019	2018	2017
Room Revenue	$94,384	$98,123	$93,254
Other Revenue	2,408	2,350	1,965
Operating Expenses	(46,175)	(46,319)	(43,245)
Lease Expense	(693)	(658)	(691)
Property Taxes and Insurance	(12,477)	(11,882)	(11,274)
General and Administrative	(5,783)	(5,489)	(5,179)
Depreciation and Amortization	(14,947)	(13,403)	(12,331)
Interest Expense	(28,072)	(26,289)	(20,965)
Loss on Debt Extinguishment	—	(7,270)	—

Net (Loss) Income	$(11,355)	$(10,837)	$1,534

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
Our share of equity recorded on the joint ventures' financial statements	$9,588	$15,554
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(1,142)	(11,550)
Investment in Unconsolidated Joint Ventures	$8,446	$4,004

(1)	Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

•	the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements;

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
Subsequent Event
On January 3, 2020, we entered into an agreement for our joint venture partner to purchase our membership interests in Hiren Boston, LLC and SB Partners, LLC. Net proceeds from the sale of our interests are anticipated to be approximately $26,000 and this transaction is expected to close during the second quarter of 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS
Other Assets
Other Assets consisted of the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Derivative Asset	$2,514	$5,307
Deferred Financing Costs	1,330	1,845
Prepaid Expenses	11,279	10,695
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,987	3,349
Deposits with Unaffiliated Third Parties	2,577	2,866
Deferred Tax Asset, Net of Valuation Allowance of $497	11,390	11,078
Property Insurance Receivable	1,788	—
Other	2,764	3,317
	$38,177	$40,005

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
Deferred Tax Asset - We have approximately $11,390 of net deferred tax assets as of December 31, 2019.  We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $11,390 of net deferred tax assets in the future.
Property Insurance Receivable – This category represents the amount that we expect to receive from our insurance companies for reimbursement of costs incurred as a result of water damage at The Boxer.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT
Mortgages
Mortgages payable at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Mortgage Indebtedness	$333,948	$334,897
Net Unamortized Premium	821	1,304
Net Unamortized Deferred Financing Costs	(2,489)	(2,056)
Mortgages Payable	$332,280	$334,145

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.
Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.84% to 6.30% as of December 31, 2019. Aggregate interest expense incurred under the mortgage loans payable totaled $15,804, and $15,050 and $12,405 during the years ended December 31, 2019, 2018, and 2017 respectively.
Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our hotel properties were met as of December 31, 2019.
As of December 31, 2019, the maturity dates for the outstanding mortgage loans ranged from August 2021 to September 2025.
Subordinated Notes Payable
We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $812 and $864 as of December 31, 2019 and 2018, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2019, 2018 and 2017 was 5.50%,  5.23% and 4.24%, respectively.  Interest expense incurred on notes payable totaled $2,837, $2,695 and $2,358 for the years ended December 31, 2019, 2018 and 2017, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
As of both December 31, 2019 and 2018, the Company had an outstanding balance on the term loans of $700,900 and $700,900, respectively.  As of December 31, 2019 and 2018, the Company had an outstanding balance on the line of credit of $48,000 and $10,000.
The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2019, the following hotel properties were borrowing base assets:

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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)
The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	December 31, 2019	December 31, 2018
Line of Credit	1.50% to 2.25%	$48,000	$10,000
Unsecured Term Loan:
First Term Loan	1.45% to 2.20%	207,000	207,000
Second Term Loan	1.35% to 2.00%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		$(3,717)	(2,698)
Total Unsecured Term Loan		$697,183	$698,202

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
The Company is in compliance with each of the covenants listed above as of December 31, 2019.
The Company recorded interest expense of $33,563,  $31,189 and $24,066 related to borrowings drawn on each of the aforementioned credit facilities, for the years ended December 31, 2019, 2018 and 2017, respectively. The weighted average interest rate on our credit facilities was 4.11%,  3.83% and  3.36% for the years ended December 31, 2019, 2018 and 2017, respectively.
Aggregate annual principal payments for the Company’s credit facility, unsecured term loan and mortgages and subordinated notes payable for the five years following December 31, 2019 and thereafter are as follows:

Year Ending December 31,	Amount
2020	$1,699
2021	325,756
2022	253,289
2023	77,990
2024	386,283
Thereafter	89,379
Net Unamortized Premium	821
$1,135,217

Capitalized Interest
We utilize cash, mortgage debt and our unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the years ended December 31, 2019, 2018 and 2017, we capitalized $74,  $661 and $76 respectively, of interest expense related to these projects.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)
Deferred Financing Costs
As noted above, costs associated with entering into mortgages, notes payable, unsecured term loan and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages, term loans and unsecured notes payable are presented as reduction in the respective debt balances. Amortization of deferred costs for the years ended December 31, 2019, 2018 and 2017 was $2,241,  $2,278 and $2,264 respectively.
New Debt/Refinance
On December 4, 2019, we refinanced the outstanding mortgage debt with an original principal balance of $44,325 secured by the Hilton Garden Inn, 52nd Street, NY. The loan was due to mature on February 24, 2020, but will now mature on December 4, 2022. Contemporaneous with the mortgage refinance, we entered into an interest rate swap that matures December 4, 2022 that fixes the interest rate at 3.84% until maturity.
On September 10, 2019, we refinanced our Second Term Loan. We maintained the $300,000 principal balance. The Second Term Loan was due to expire on August 10, 2020 but will now expire on September 10, 2024. The financial covenants on the new loan are substantially the same as the previous loan. Also during September 2019 we entered into new interest rate swap contracts for $700,900 of our Credit Facility and Term Loans. See "Note 8 - Fair Value Measurements and Derivative Instruments" for more information on the interest rate swaps.
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
One June 7, 2019, we refinanced the outstanding mortgage debt with an original principal balance of $56,000 secured by the Hyatt Union Square, New York, NY. The loan was due to mature on June 9, 2019, but will now mature on June 7, 2023. Also on June 7, 2019, we entered into an interest rate swap that matures June 7, 2023. See "Note 8 - Fair Value Measurements and Derivative Instruments" for more information on the interest rate swap.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The Company adopted the provisions of the update effective January 1, 2019. We elected the modified retrospective transition method upon adoption, which resulted in no cumulative-effect adjustment to the balance of opening retained earnings. As part of our adoption, we elected to utilize the package of practical expedients which allowed us to not reassess existing contracts for embedded leases and not reassess the classification of existing leases. As a result of our adoption, the Company recorded a lease liability and corresponding right of use asset of $55,515 at January 1, 2019 for leases where we are the lessee. Our most significant leases are land leases. We own five hotels within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms, with extension options that range from May 2062 to October 2103. Based on the nature of these leases, the Company assumed that all extension options would be fully executed. For land leases that include variable payments, those include payments that are tied to an index such as the consumer price index or include rental payments based partially on the hotel revenues. Two additional office space leases are also factored into the lease liability and are classified as operating leases with terms ranging from January 2022 to December 2027. For office space leases that include variable payments, those include payments for the Company's proportionate share of the building's property taxes, insurance, and common area maintenance.

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

We record lease costs incurred from ground leases as expenses as presented within Hotel Ground Rent in the Consolidated Statements of Operations. Lease costs incurred from office leases are recorded to expense and presented within General and Administrative Expense in the Consolidated Statements of Operations. The components of lease costs for the year ended December 31, 2019 were as follows:

	Year Ended December 31, 2019
	Ground Lease	Office Lease	Total
Operating lease costs	$4,195	$483	$4,678
Variable lease costs	386	308	694
Total lease costs	$4,581	$791	$5,372

For the years ended December 31, 2018 and 2017 we incurred $4,228 and $3,460, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties. For the years ended December 31, 2018 and 2017, we incurred $785 and $735, respectively, of rent expense pursuant to office leases.

Other information related to leases as of and for the year ended December 31, 2019 is as follows:

December 31, 2019
Cash paid from operating cash flows for operating leases	$4,851
Weighted average remaining lease term in years	64.2
Weighted average discount rate	7.86%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES (CONTINUED)
Minimum lease payments against lease liabilities are as follows:

Amount
2020	$4,933
2021	5,001
2022	4,463
2023	4,445
2024	4,473
Thereafter	288,978
Total undiscounted lease payments	312,293
Less imputed interest	(257,745)
Total lease liability	$54,548

Future minimum lease payments as of December 31, 2018 (without reflecting future applicable Consumer Price Index increases) under lease agreements are as follows:

Year Ending December 31,	Amount
2019	$4,585
2020	4,638
2021	4,705
2022	4,167
2023	4,149
Thereafter	270,978
$293,222

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2019,  2018 and 2017, base management fees incurred totaled $14,123,  $13,309 and $13,447 respectively, and are recorded as Other Hotel Operating Expenses. For the year ended December 31, 2019,  2018 and 2017, incentive management fees incurred totaled $161, $98 and $0 respectively.
Franchise Agreements
Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the years ended December 31, 2019,  2018 and 2017 were $23,389,  $22,802 and $23,645 respectively, and are recorded in Other Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.
Accounting and Information Technology Fees
Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2019,  2018 and 2017, the Company incurred accounting fees of $1,261, $1,235 and $1,318 respectively. For the years ended December 31, 2019,  2018 and 2017, the Company incurred information technology fees of $402,  $402 and $434 respectively. Accounting fees and information technology fees are included in Other Hotel Operating Expenses.
Capital Expenditure Fees
HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2019,  2018 and 2017, we incurred fees of $2,525,  $2,511 and $1,125 respectively, which were capitalized with the cost of the related capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
Hotel Supplies
For the years ended December 31, 2019,  2018 and 2017, we incurred charges for hotel supplies of $307, $470 and $215 respectively. For the years ended December 31, 2019,  2018 and 2017, we incurred charges for capital expenditure purchases of $12,721,  $2,258 and $2,099 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. We incurred charges of $9 and approximately $0 in accounts payable at December 31, 2019 and December 31, 2018, respectively.
Insurance Services
The Company utilizes the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provides brokerage services to the Company related to the placement of property and casualty insurance, and general liability insurance for our hotel properties. The total costs of property insurance that we paid through the Hersha Group were $5,934, $4,799, and $3,884 for the years ended December 31, 2019,  2018 and 2017. These amounts paid to the Hersha Group include insurance premiums and brokerage fees as compensation for brokerage services.
Restaurant Lease Agreements with Independent Restaurant Group
The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  During the year ended December 31, 2019, the Company entered into lease agreements with Independent Restaurant Group (“IRG”) for restaurants at three of its hotel properties.  Certain executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provide for a term of five years and the payment of base rents and percentage rents, which are based on IRG’s revenue in excess of defined thresholds.  The base rents are due monthly and percentages rents owed, if any, are due quarterly.  The restaurant leases are subject to early termination upon the occurrence of defaults and certain other events described therein. The total amount of revenue recognized from IRG was $323, $0, and $0 for the years ended December 31, 2019, 2018 and 2017.

Due From Related Parties
The due from related parties balance as of December 31, 2019 and December 31, 2018 was approximately $6,113 and $3,294, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.
Due to Related Parties
The balance due to related parties as of December 31, 2019 and December 31, 2018 was $0.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
As of December 31, 2019, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2019 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Derivative Instruments
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of December 31, 2019 and  2018.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	December 31, 2019	December 31, 2018

Term Loan Instruments:
Unsecured Credit Facility	Swap	1.011%	1-Month LIBOR + 2.20%	November 3, 2016	October 3, 2019	$150,000	$—	$1,741
Unsecured Credit Facility (1)	Swap	1.694%	1-Month LIBOR + 2.20%	April 3, 2017	September 3, 2019	50,000	—	320
Unsecured Credit Facility (2)	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	September 3, 2019	103,500	—	(314)
Unsecured Credit Facility (3)	Swap	2.654%	1-Month LIBOR + 2.20%	January 10, 2019	September 3, 2019	103,500	—	(315)
Unsecured Credit Facility (4)	Swap	1.866%	1-Month LIBOR + 2.25%	August 10, 2017	September 10, 2019	300,000	—	2,287
Unsecured Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	October 3, 2019	August 2, 2021	150,000	539	—
Unsecured Credit Facility (1)	Swap	1.316%	1-Month LIBOR + 2.20%	September 3, 2019	August 2, 2021	43,900	175	—
Unsecured Credit Facility (2)	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(718)	—
Unsecured Credit Facility (3)	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(718)	—
Unsecured Credit Facility (4)	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	1,776	—

Mortgages:
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.600%	1-Month LIBOR + 2.90%	February 24, 2017	February 24, 2020	44,325	—	479
Courtyard, LA Westside, Culver City, CA	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	(8)	458
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR + 2.65%	May 1, 2018	May 1, 2021	28,000	—	22
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(556)	—
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(169)	—
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(169)	—
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	23	—
							$175	$4,678
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
(2) On September 3, 2019, we entered into an accelerated termination agreement on the interest rate swap associated with $103,500 of our unsecured credit facility, which had an initial maturity of January 10, 2021. Also on September 3, 2019, we entered into a new interest rate swap associated with $103,500 of our unsecured credit facility, which will mature on August 10, 2022. The fair value of the old swap at the time of termination was a liability in the amount of $1,783. Instead of settling this amount with cash consideration at termination, the rate and terms of the new swap were such that, the fair value at termination of the old swap would carry over as the fair value of the new swap at inception. The other

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

comprehensive income related to the old swap will be reclassified to interest expense until the original maturity date of January 10, 2021.
(3) On September 3, 2019, we entered into an accelerated termination agreement on the interest rate swap associated with $103,500 of our unsecured credit facility, which had an initial maturity of January 10, 2021. Also on September 3, 2019, we entered into a new interest rate swap associated with $103,500 of our unsecured credit facility, which will mature on August 10, 2022. The fair value of the old swap at the time of termination was a liability in the amount of $1,783. Instead of settling this amount with cash consideration at termination, the rate and terms of the new swap were such that, the fair value at termination of the old swap would carry over as the fair value of the new swap at inception. The other comprehensive income related to the old swap will be reclassified to interest expense until the original maturity date of January 10, 2021.
(4) On September 10, 2019, we entered into an accelerated termination agreement on the interest rate swap associated with $300,000 of our unsecured credit facility, which had an initial maturity of August 10, 2020. Also on September 10, 2019, we entered into a new interest rate swap associated with $300,000 of our unsecured credit facility, which will mature on September 10, 2024. The fair value of the old swap at the time of termination was a liability in the amount of $1,379. Instead of settling this amount with cash consideration at termination, the rate and terms of the new swap were such that, the fair value at termination of the old swap would carry over as the fair value of the new swap at inception. The other comprehensive income related to the old swap will be reclassified to interest expense until the original maturity date of August 10, 2020.

The fair value of certain swaps and our interest rate caps is included in other assets at December 31, 2019 and December 31, 2018 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2019 and December 31, 2018.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a loss of $3,495, a gain of $516, and a gain of $2,536 for the years ended December 31, 2019, 2018 and 2017, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $3,105 of net unrealized gains/losses from accumulated other comprehensive income as a decrease to interest expense during 2019. During 2020, the Company estimates that an additional $3,918 will be reclassified as an increase to interest expense.

Fair Value of Debt
The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2019, the carrying value and estimated fair value of the Company’s debt were $1,128,199 and $1,098,082, respectively.  As of December 31, 2018, the carrying value and estimated fair value of the Company’s debt were $1,093,031 and $1,082,485, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS
We measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost is amortized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. The compensation cost related to performance awards that are contingent upon market-based criteria being met is recorded at the fair value of the award on the date of the grant and amortized over the performance period.  As discussed in Note 1 forfeitures of share-based awards are expensed as they occur.
Our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan, as amended, (the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.
Summary of Share Based Compensation Programs
Executives
The Compensation Committee of our Board of Trustees implements executive compensation strategies that align the interests of the Company’s executives with those of shareholders. It does so through a mix of base salary, the Short Term Incentive Program ("STIP"), and the Long-Term Incentive Program ("LTIP"). The STIP and LTIP are incentive compensation programs that align executive compensation with the performance of the Company. Prior to 2019, executives participated in our legacy incentive compensation programs, the Annual Cash Incentive Program ("ACIP"), the Annual Long Term Equity Incentive Program ("Annual EIP"), and the Multi-Year Long Term Equity Incentive Program ("Multi-Year EIP"). Equity may be awarded under any of these programs in the form of stock awards, LTIP Units, or performance share awards issuable pursuant to the 2012 Plan.
•Short Term Incentive Program - On March 6, 2019, the Compensation Committee approved the 2019 STIP, pursuant to which the executive officers are eligible to earn cash and equity awards based on achieving a threshold, target or maximum level of defined performance objectives at the end of the performance period, December 31, 2019. Any amounts earned are satisfied 50% in cash and 50% in equity awards. The Compensation Committee provided the option to the executive officers to elect equity awards in lieu of cash payment for amounts earned under the 2019 STIP. For the 2019 STIP and the 2018 and 2017 ACIP, each executive elected to receive 100% of amounts earned under each program in equity.   Equity issued under the 2019 STIP and the 2018 and 2017 ACIP vest on the two year anniversary following the end of the performance period.
The Company accounts for grants earned under the STIP as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. Estimates of amounts earned under the STIP are recorded in general and administrative expense on the consolidated statement of operations and a liability is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. As of December 31, 2019, no shares or LTIP Units have been issued to the executive officers in settlement of 2019 STIP.
•Long Term Incentive Program - On March 6, 2019, the Compensation Committee approved the 2019 LTIP pursuant to which the executive officers are eligible to earn equity awards based on achieving a threshold, target or maximum level of defined market and performance objectives at the end of the performance period, December 31, 2019. This program has a three-year performance period which commenced on January 1, 2019 and ends December 31, 2021. The shares or LTIP Units issuable under the LTIP or legacy long term incentive programs are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room (RevPar) compared to the Company’s peer group (25.0% of the award).
The Company accounts for the total shareholder return components of these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period of each individual plan.  The Company accounts for the RevPAR component of the grants as performance-based awards for which the Company assesses the probable achievement of the performance conditions at the end of the reporting period. As of December 31, 2019, no shares or LTIP Units have been issued to the executive officers in settlement of 2019 LTIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
Remaining unearned compensation for LTIP Units issued to executives in settlement of awards under the STIP, LTIP or the Company’s legacy incentive compensation programs is recorded in noncontrolling interests on the Company’s consolidated balance sheets and is amortized in general and administrative expense on the consolidated statement of operations over the remaining vesting period.
Trustees
To align the interests of the Company’s trustees with those of shareholders, our trustees receive equity as a component of the compensation for their service on our board of trustees.
•Share Awards - Our trustees receive biennial share awards that vest immediately upon issuance.
•Trustee Long Term Incentive Program - Trustees receive grants of restricted shares which vest over a three-year period subject to continued service to the Company’s board of trustees.
•Board Fee Compensation Elected in Equity - Trustees may make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received. Shares issued for board retainer elected in equity vest over the year of service covered by the retainer and shares issued for service as lead director, committee chair and committee membership vest immediately upon issuance.
For shares issued that are subject to vesting, unearned compensation is recorded in additional paid in capital on the consolidated balance sheet and is amortized in general and administrative expense on the consolidated statement of operations over the vesting period. Share based compensation for shares issued that immediately vest is recorded in general and administrative expense on the consolidated statement of operations.
Employees and Non-Employees
Grants of restricted shares are issued to attract, retain and reward employees and non-employees that are critical to the Company’s success. These restricted shares typically vest over a period of between one and four years subject to continued service to the Company.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
Share Based Compensation Activity
A summary of our share based compensation activity from January 1, 2017 to December 31, 2019 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Balance as of January 1, 2017	210,209	$22.21	54,761	$21.10	—

Granted	183,784	18.53	79,712	18.21	32,674	$18.16
Vested	(286,776)	20.82	(44,585)	21.01	(32,674)	18.16
Forfeited	—	N/A	(3,055)	18.49	—

Unvested Balance as of December 31, 2017	107,217	19.63	86,833	18.58	—

Granted	589,106	17.91	76,314	19.56	34,752	19.64
Vested	(245,420)	18.59	(70,713)	18.38	(34,752)	19.64
Forfeited	—	N/A	(575)	18.04	—

Unvested Balance as of December 31, 2018	450,903	17.95	91,859	19.56	—

Granted	530,281	18.00	83,805	16.40	42,533	16.01
Vested	(539,983)	17.97	(80,924)	19.11	(42,533)	16.01
Forfeited	—	N/A	(2,638)	19.78	—

Unvested Balance as of December 31, 2019	441,201	17.99	92,102	17.07	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense and unearned compensation for the years ended December 31, 2019, 2018, and 2017 and as of December 31, 2019 and 2018:

	Share Based Compensation Expense			Unearned Compensation
	For the Year Ended			As of
	12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018

Issued Awards
LTIP Unit Awards	5,646	4,120	2,486	2,878	3,027
Restricted Share Awards	1,495	1,443	1,033	1,051	1,318
Share Awards	680	680	593	—	—
Unissued Awards
Market Based	1,467	1,120	1,002	2,739	2,200
Performance Based	1,515	4,073	4,172	—	—

Total	$10,803	$11,436	$9,286	$6,668	$6,545

The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 21.9 months for LTIP Unit Awards and 17.6 months for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2020	2021	2022	2023

LTIP Unit Awards	376,614	64,587	—	—
Restricted Share Awards	68,486	19,431	3,654	531

	445,100	84,018	3,654	531

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Twelve Months Ended December 31,
	2019	2018	2017
NUMERATOR:
Basic and Diluted*
Net (Loss) Income	$(5,847)	$8,365	$104,940
Loss (Income) allocated to Noncontrolling Interests	2,178	1,625	(5,072)
Distributions to Preferred Shareholders	(24,174)	(24,174)	(24,169)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(981)	(740)	(341)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	—	—	—
Net (Loss) Income from Continuing Operations attributable to Common Shareholders	$(28,824)	$(14,924)	$75,358

DENOMINATOR:
Weighted average number of common shares - basic	38,907,894	39,383,763	41,423,804
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—	216,225
Contingently Issued Shares and Units	—	—	416,402
Weighted average number of common shares - diluted	38,907,894	39,383,763	42,056,431

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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during 2019, 2018 and 2017 totaled $54,158,  $49,148 and $40,102 respectively.  Cash paid for income taxes during 2019, 2018 and 2017 were $53,  $1,140 and $747, respectively.  The following non-cash investing and financing activities occurred during 2019, 2018 and 2017:

	2019	2018	2017
Common Shares issued as part of the Dividend Reinvestment Plan	$60	$77	$81
Acquisition of hotel properties:
Assets acquired through joint venture assignment and assumption	—	—	49,999
Debt assumed, including premium	—	—	44,483
Deposit paid in prior period towards acquisition which closed in current period	—	1,000	—
Conversion of note payable and accrued interest to Non-Controlling Interest	—	3,387	—
Conversion of Common Units to Common Shares	—	1,173	392
Issuance of share based payments	12,924	13,661	9,572
Accrued payables for fixed assets placed into service	2,506	2,912	3,403
Cumulative Effect on Equity from the Adoption of ASC Subtopic 610-20	—	129,021	—
Adjustment to Record Non-Controlling Interest at Redemption Value	488	2,708	—
Adjustment to Record Right of Use Asset & Lease Liability	55,515	—	—
Amortization related to Right of Use Asset & Lease Liability	967	—	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the year ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Cash and cash equivalents	$27,012	$32,598	$17,945
Escrowed cash	9,973	8,185	7,641
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,985	$40,783	$25,586

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
Common Units
Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2019, 2018 and 2017 was 2,066,615,  2,066,615 and 2,129,422, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2019, 2018 and 2017, 0,  62,807 and 23,964 Common Units were converted to common shares, respectively. In addition, as noted in “Note 9 – Share Based Payments,” during 2019, the Company issued 530,281 LTIP Units.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate (21% for 2019 and 2018 and 34% for 2017) to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2019	2018	2017
Statutory federal income tax provision	$(1,208)	$1,813	$37,469
Adjustment for nontaxable income for Hersha Hospitality Trust	1,419	(1,269)	(37,670)
Remeasurement of net deferred tax asset - Tax Cuts & Jobs Act	—	—	4,601
State income taxes, net of federal income tax effect	456	32	338
Non-deductible expenses, tax credits, and other, net	(575)	(309)	524

Total income tax expense (benefit)	$92	$267	$5,262

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and instituted significant changes to the federal income tax law. Effective January 1, 2018, the U.S. statutory rate applicable to the Company decreased from 34% to 21%. As a result of the decrease in statutory rate, our deferred tax assets and liabilities that will apply to future periods were remeasured as of December 31, 2018. We recognized a deferred tax expense of $4,601 during the year ended December 31, 2017 to reflect this change in the tax rate.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – INCOME TAXES (CONTINUED)
The components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the year ended December 31,
	2019	2018	2017
Income tax expense (benefit):
Current:
Federal	$(60)	$(119)	$—
State	464	530	—
Deferred:
Federal	(302)	467	4,750
State	(10)	(611)	512
Total	$92	$267	$5,262

The components of consolidated TRS’s net deferred tax asset as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$9,871	$9,700
Accrued expenses and other	1,641	1,644
Tax credit carryforwards	415	475
Total gross deferred tax assets	11,927	11,819
Valuation allowance	(497)	(497)
Total net deferred tax assets	$11,430	$11,322
Deferred tax liabilities:
Depreciation and amortization	40	244
Total Net deferred tax assets	$11,390	$11,078

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
As of December 31, 2019, we have gross federal net operating loss carryforwards of $35,287 which expire over various periods from 2023 through 2039.  As of December 31, 2019, we have gross state net operating loss carryforwards of $39,723 which expire over various periods from 2020 to 2039.  The Company has tax credits of $415 available which begin to expire in 2032.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – INCOME TAXES (CONTINUED)
Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Preferred Shares - 6.875% Series C
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.5% Series D
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.5% Series E
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Common Shares - Class A
Ordinary income	33.03%	37.91%	70.95%
Return of Capital	66.97%	62.09%	29.05%
Capital Gain Distribution	0.00%	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$91,485	$118,980	$108,909	$105,324
Food & Beverage	14,228	18,253	15,870	17,028
Other	8,930	10,280	10,140	10,241
Other Revenues	274	46	142	124
Hotel Operating Expenses:
Room	22,090	24,013	24,000	23,385
Food & Beverage	12,832	13,990	12,605	13,393
Other	40,189	44,607	43,476	42,856
Other Expenses	53,133	55,658	55,062	55,411
(Loss) Income from Unconsolidated Joint Ventures	181	299	38	173
Income (Loss) Before Income Taxes	(13,146)	9,590	(44)	(2,155)
Income Tax (Expense) Benefit	5,264	(4,031)	551	(1,876)
Net Income	(7,882)	5,559	507	(4,031)

Income (loss) Allocated to Noncontrolling Interests	(1,063)	(49)	(442)	(812)
Income (loss) Allocated to Noncontrolling Interests - Consolidated Joint Venture	140	(292)	340	—
Preferred Distributions	6,044	6,043	6,044	6,043
Net Income (Loss) applicable to Common Shareholders	$(13,003)	$(143)	$(5,435)	$(9,262)
Earnings per share:
Basic Net Income (Loss) applicable to Common Shareholders	$(0.34)	$(0.01)	$(0.15)	$(0.24)
Diluted Net Income (Loss) applicable to Common Shareholders	$(0.34)	$(0.01)	$(0.15)	$(0.24)
Weighted Average Common Shares Outstanding - Basic	39,115,390	39,127,385	38,878,818	38,516,879
Weighted Average Common Shares Outstanding - Diluted	39,115,390	39,127,385	38,878,818	38,516,879

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$79,048	$109,492	$103,958	$105,409
Food & Beverage	13,538	17,001	15,628	18,379
Other	6,929	7,269	8,143	8,884
Other Revenues	3,544	84	170	1,870
Hotel Operating Expenses:
Room	19,356	22,945	23,615	22,747
Food & Beverage	11,851	13,331	12,475	14,465
Other	35,575	40,383	40,205	41,901
Other Expenses	47,879	44,717	46,514	53,839
(Loss) Income from Unconsolidated Joint Ventures	(201)	537	582	166
(Loss) Income Before Income Taxes	(11,803)	13,007	5,672	1,756
Income Tax Benefit	2,655	(1,170)	(2,685)	933
Net (Loss) Income	(9,148)	11,837	2,987	2,689

(Loss) Income Allocated to Noncontrolling Interests	(1,104)	500	(72)	(240)
(Loss) Income Allocated to Noncontrolling Interests - Consolidated Joint Ventures	—	(1,200)	250	241
Preferred Distributions	6,044	6,043	6,044	6,043
Net (Loss) Income applicable to Common Shareholders	$(14,088)	$6,494	$(3,235)	$(3,355)
Earnings per share:
Basic Net (Loss) Income applicable to Common Shareholders	$(0.36)	$0.16	$(0.09)	$(0.09)
Diluted Net (Loss) Income applicable to Common Shareholders	$(0.36)	$0.16	$(0.09)	$(0.09)
Weighted Average Common Shares Outstanding - Basic	39,636,166	39,246,946	39,321,062	39,334,877
Weighted Average Common Shares Outstanding - Diluted	39,636,166	39,926,099	39,321,062	39,334,877

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2019
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition

Courtyard by Marriott Brookline, Brookline, MA		—	47,414	—	4,916	—	52,330	52,330	(20,632)	31,698	06/16/05
Annapolis Waterfront Hotel, Annapolis, MD	(28,000)	—	43,251	—	650	—	43,901	43,901	(1,932)	41,969	03/28/18
Hilton Garden Inn JFK, JFK Airport, NY		—	25,018	—	3,639	—	28,657	28,657	(11,459)	17,198	02/16/06
Holiday Inn Express Cambridge, Cambridge, MA		1,956	9,793	—	3,870	1,956	13,663	15,619	(5,835)	9,784	05/03/06
Hyatt House White Plains, White Plains, NY		8,823	30,273	—	11,306	8,823	41,579	50,402	(14,530)	35,872	12/28/06
Hampton Inn Seaport, Seaport, NY		7,816	19,040	—	1,544	7,816	20,584	28,400	(7,216)	21,184	02/01/07
Gate Hotel JFK Airport, JFK Airport, NY		—	27,315	—	2,460	—	29,775	29,775	(9,756)	20,019	06/13/08
Hampton Inn Center City/ Convention Center, Philadelphia, PA		3,490	24,382	—	11,699	3,490	36,081	39,571	(16,850)	22,721	02/15/06
Duane Street Hotel, Tribeca, NY		8,213	12,869	—	2,305	8,213	15,174	23,387	(5,496)	17,891	01/04/08
NU Hotel Brooklyn, Brooklyn, NY		—	22,042	—	1,876	—	23,918	23,918	(7,781)	16,137	01/14/08
Hilton Garden Inn Tribeca, Tribeca, NY	(45,450)	21,077	42,955	—	1,211	21,077	44,166	65,243	(12,238)	53,005	05/01/09

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2019 (CONTINUED)
[IN THOUSANDS]
໿

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hampton Inn Washington, D.C., Washington, DC		9,335	58,048	—	2,994	9,335	61,042	70,377	(14,930)	55,447	09/01/10
Sheraton Wilmington South, Wilmington South, DE		1,765	16,929	—	5,068	1,765	21,997	23,762	(7,528)	16,234	12/21/10
The Capitol Hill Hotel Washington, DC	(25,000)	8,095	35,141	—	4,924	8,095	40,065	48,160	(11,508)	36,652	04/15/11
Courtyard by Marriott Los Angeles Westside, LA Westside, CA	(35,000)	13,489	27,025	—	4,952	13,489	31,977	45,466	(9,912)	35,554	05/19/11
Cadillac Hotel & Beach Club, Miami, FL		35,700	55,805	—	44,315	35,700	100,120	135,820	(21,328)	114,492	11/16/11
The Rittenhouse Hotel, Philadelphia, PA		7,108	29,556	—	27,868	7,108	57,424	64,532	(22,271)	42,261	03/01/12
The Boxer Boston, Boston, MA		1,456	14,954	—	1,112	1,456	16,066	17,522	(4,314)	13,208	05/07/12
Holiday Inn Express Chelsea, Manhattan, NY		30,329	57,016	—	2,049	30,329	59,065	89,394	(11,860)	77,534	06/18/12
Hyatt Union Square, Union Square, NY	(56,000)	32,940	79,300	—	4,028	32,940	83,328	116,268	(15,169)	101,099	04/09/13
Courtyard by Marriott Downtown San Diego, San Diego, CA		15,656	51,674	—	2,138	15,656	53,812	69,468	(9,797)	59,671	05/30/13
Residence Inn Miami Coconut Grove, Coconut Grove, FL		4,146	17,456	—	7,487	4,146	24,943	29,089	(8,161)	20,928	06/12/13
The Hotel Milo, Santa Barbara, CA	(22,227)	—	55,080	—	4,900	—	59,980	59,980	(10,318)	49,662	02/28/14

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2019 (CONTINUED)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hilton Garden Inn Manhattan Midtown East, Midtown East, NY	(44,325)	45,480	60,762	—	409	45,480	61,171	106,651	(8,676)	97,975	05/27/14
Parrot Key Hotel & Villas, Key West, FL		57,889	33,959	—	14,161	57,889	48,120	106,009	(7,641)	98,368	05/07/14
The Winter Haven Hotel Miami Beach, Miami Beach, FL		5,400	18,147	—	694	5,400	18,841	24,241	(3,139)	21,102	12/20/13
The Blue Moon Hotel Miami Beach, Miami Beach, FL		4,874	20,354	—	981	4,874	21,335	26,209	(3,579)	22,630	12/20/13
The St. Gregory Hotel, Dupont Circle, Washington D.C.	(22,857)	23,764	33,005	—	7,470	23,764	40,475	64,239	(6,339)	57,900	06/16/15
TownePlace Suites Sunnyvale, Sunnyvale, CA		—	18,999	—	666	—	19,665	19,665	(2,348)	17,317	08/25/15
The Ritz-Carlton Georgetown, Washington D.C.		17,825	29,584	—	3,963	17,825	33,547	51,372	(3,933)	47,439	12/29/15
The Sanctuary Beach Resort, Marina, CA	(14,489)	20,278	17,319	—	6,725	20,278	24,044	44,322	(3,763)	40,559	01/28/16
Hilton Garden Inn M Street, Washington D.C.		30,793	67,420	—	179	30,793	67,599	98,392	(6,475)	91,917	03/09/16
The Envoy Boston Seaport, Boston, MA		25,264	75,979	—	3,725	25,264	79,704	104,968	(7,299)	97,669	07/21/16
Courtyard by Marriott Sunnyvale, Sunnyvale, CA	(40,600)	17,694	53,272	—	59	17,694	53,331	71,025	(4,269)	66,756	10/20/16
Mystic Marriott Hotel & Spa, Groton, CT		1,420	40,440	—	9,646	1,420	50,086	51,506	(4,932)	46,574	01/03/17
The Ritz-Carlton Coconut Grove, Coconut Grove, FL		5,185	30,825	—	9,391	5,185	40,216	45,401	(3,983)	41,418	02/01/17
The Pan Pacific Hotel Seattle, Seattle, WA		13,079	59,255	—	308	13,079	59,563	72,642	(4,228)	68,414	02/21/17
Philadelphia Westin, Philadelphia, PA		19,154	103,406	—	1,467	19,154	104,873	124,027	(6,660)	117,367	06/29/17
The Ambrose Hotel, Santa Monica, CA		18,750	26,839	—	1,565	18,750	28,404	47,154	(2,414)	44,740	12/01/16
Total Investment in Real Estate	$(333,948)	$518,243	$1,491,901	$—	$218,720	$518,243	$1,710,621	$2,228,864	$(340,499)	$1,888,365

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2019 (CONTINUED)
[IN THOUSANDS]

(1)	Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

*	Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed.
The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2019, 2018 and 2017 is approximately $1,675,650, $1,745,577 and $1,741,293, respectively.
Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.
See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2019 (CONTINUED)
[IN THOUSANDS]

	2019	2018	2017
Reconciliation of Real Estate
Balance at beginning of year	$2,206,701	$2,159,282	$2,010,621
Additions during the year	22,163	122,708	285,141
Dispositions/Deconsolidation of consolidated joint venture during the year	—	(75,289)	(136,480)
Total Real Estate	$2,228,864	$2,206,701	$2,159,282

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$277,580	$238,213	$222,512
Depreciation for year	62,919	55,496	50,111
Accumulated depreciation on assets sold	—	(16,129)	(34,410)
Balance at the end of year	$340,499	$277,580	$238,213

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Hersha Hospitality Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2020

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2020 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2020 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2020 Annual Meeting of Shareholders.
SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS
As of December 31, 2019, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	-	-	2,500,624
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,500,624

(1)
Represents shares issuable under the Company’s 2012 Amended and Restated Equity Incentive Plan. On January 1, 2012, the Company’s 2008 Equity Incentive Plan (“2008 EIP”) was terminated. Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2020 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2020 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements:
The following financial statements are included in this report on pages 60 to 106:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
The following financial statement schedule is included in this report on pages 107 to 111: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2019.

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

4.13	Description of Securities*
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

10.17
Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan, amended as of April 16, 2019 (incorporated by reference to Appendix A to Hersha Hospitality Trust's Definitive Proxy Statement filed on April 18, 2019).

10.18	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.3 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).
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

10.21
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

10.23
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
10.24
Ninth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of November 4, 2016 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on November 4, 2016).

10.25
Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Citigroup Global Markets Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.26
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

10.31
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

10.32
Mezzanine Loan Agreement, dated as of February 6, 2018, between Cindat Hersha Owner JV Associates, LLC, as borrower, Cindat Hersha Lessee JV Associates, LLC, as operating lessee, and CMTG Lender 12 LLC, as lender (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 12, 2018).

10.33
Eleventh Amendment to Agreement of Limited Partnership, Dated July 31, 2019 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated by reference herein).

10.34
Amended and Restated Term Loan Agreement, dated as of September 10, 2019, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and Citibank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book running managers (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on September 12, 2019).

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

Exhibit No.
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

HERSHA HOSPITALITY TRUST
February 25, 2020	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 25, 2020
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 25, 2020
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 25, 2020
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 25, 2020
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2020
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 25, 2020
Donald J. Landry

/s/ Jackson Hsieh	Trustee	February 25, 2020
Jackson Hsieh

/s/ Thomas J. Hutchison III	Trustee	February 25, 2020
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	February 25, 2020
Michael A. Leven

/s/ Dianna F. Morgan	Trustee	February 25, 2020
Dianna F. Morgan

/s/ John M. Sabin	Trustee	February 25, 2020
John M. Sabin