Form 10-Q
period 2020-03-31
HERSHA HOSPITALITY TRUST
filed 2020-05-07
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

COMMISSION FILE NUMBER: 001-14765
HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	25-1811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive	Harrisburg	PA	17102
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code: (717) 236-4400

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	HT	New York Stock Exchange
6.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, par $.01 per share	HT-PC	New York Stock Exchange
6.500% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par $.01 per share	HT-PD	New York Stock Exchange
6.500% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par $.01 per share	HT-PE	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
Yes ☒No

As of May 7, 2020, the number of Class A common shares of beneficial interest outstanding was 38,714,406  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2020	December 31, 2019
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,924,257	$1,975,973
Investment in Unconsolidated Joint Ventures	8,028	8,446
Cash and Cash Equivalents	23,936	27,012
Escrow Deposits	8,641	9,973
Hotel Accounts Receivable	3,963	9,213
Due from Related Parties	1,797	6,113
Intangible Assets, Net of Accumulated Amortization of $6,693 and $6,545	1,989	2,137
Right of Use Assets	45,075	45,384
Other Assets	39,482	38,177
Hotel Assets Held for Sale	41,193	—
Total Assets	$2,098,361	$2,122,428

Liabilities and Equity:
Line of Credit	$70,000	$48,000
Unsecured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	697,390	697,183
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,750	50,736
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	331,982	332,280
Lease Liabilities	54,386	54,548
Accounts Payable, Accrued Expenses and Other Liabilities	74,699	47,626
Dividends and Distributions Payable	—	17,058
Total Liabilities	$1,279,207	$1,247,431

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$3,196	$3,196

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at March 31, 2020 and December 31, 2019, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at March 31, 2020 and December 31, 2019; 38,673,242 and 38,652,650 Shares Issued and Outstanding at March 31, 2020 and December 31, 2019, respectively	387	387
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2020 and December 31, 2019	—	—
Accumulated Other Comprehensive (Loss) Income	(26,411)	1,010
Additional Paid-in Capital	1,145,450	1,144,808
Distributions in Excess of Net Income	(362,777)	(338,695)
Total Shareholders' Equity	756,796	807,657

Noncontrolling Interests (Note 1)	59,162	64,144

Total Equity	815,958	871,801

Total Liabilities and Equity	$2,098,361	$2,122,428
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2020	2019
Revenue:
Hotel Operating Revenues:
Room	$71,083	$91,485
Food & Beverage	10,075	14,228
Other Operating Revenues	8,780	8,930
Other Revenues	199	150
Total Revenues	90,137	114,793
Operating Expenses:
Hotel Operating Expenses:
Room	19,092	22,090
Food & Beverage	10,621	12,832
Other Operating Expenses	35,806	40,189
Hotel Ground Rent	1,063	1,110
Real Estate and Personal Property Taxes and Property Insurance	9,942	9,397
General and Administrative (including Share Based Payments of $2,456 and $1,958 for the three months ended March 31, 2020 and 2019, respectively)	5,834	5,600
Depreciation and Amortization	24,188	24,128
Total Operating Expenses	106,546	115,346

Operating Loss	(16,409)	(553)
Interest Income	36	83
Interest Expense	(13,007)	(12,898)
Other (Expense) Income	(72)	41
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(29,452)	(13,327)

(Loss) Income from Unconsolidated Joint Ventures	(1,018)	181

Loss Before Income Taxes	(30,470)	(13,146)

Income Tax Benefit	4,498	5,264

Net Loss	(25,972)	(7,882)
Loss Allocated to Noncontrolling Interests - Common Units	2,897	1,063
Income Allocated to Noncontrolling Interests - Consolidated Joint Venture	—	(140)
Preferred Distributions	(6,044)	(6,044)
Net Loss Applicable to Common Shareholders	$(29,119)	$(13,003)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2020	2019
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(0.76)	$(0.34)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(0.76)	$(0.34)

Weighted Average Common Shares Outstanding:
Basic	38,564,099	39,115,390
Diluted*	38,564,099	39,115,390
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Common Units and Vested LTIP Units	3,838,745	3,308,612
Unvested Stock Awards and LTIP Units Outstanding	180,704	124,312
Contingently Issuable Share Awards	916,938	644,619
Total Potentially Dilutive Securities Excluded from the Denominator	4,936,387	4,077,543
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2020	2019
Net Loss	$(25,972)	$(7,882)
Other Comprehensive Loss
Change in Fair Value of Derivative Instruments	(31,126)	(1,717)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	977	(1,204)
Total Other Comprehensive Loss	$(30,149)	$(2,921)

Comprehensive Loss	(56,121)	(10,803)
Less: Comprehensive Loss Attributable to Noncontrolling Interests - Common Units	5,625	1,291
Less: Comprehensive Income Attributable to Noncontrolling Interests - Consolidated Joint Venture	—	(140)
Less: Preferred Distributions	(6,044)	(6,044)
Comprehensive Loss Attributable to Common Shareholders	$(56,540)	$(15,696)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2019	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801	3,196
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	(1,007)	—
Dividend Reinvestment Plan	1,094	—	—	—	—	14	—	—	14	—	—	14	—
Share Based Compensation:
Grants	19,498	—	—	—	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	—	—	628	—	—	628		643	1,271	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(27,421)	—	(27,421)	—	(2,728)	(30,149)	—
Net Loss	—	—	—	—	—	—	—	(23,075)	(23,075)	—	(2,897)	(25,972)	—
Balance at March 31, 2020	38,673,242	387	—	14,703,214	147	1,145,450	(26,411)	(362,777)	756,796	4,279,946	59,162	815,958	3,196
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2018	39,458,626	395	—	14,703,214	147	1,155,776	4,227	(267,740)	892,805	3,749,665	62,010	954,815	2,708
Repurchase of Common Shares	(273,538)	(3)	—	—	—	(4,693)	—	—	(4,696)	—	—	(4,696)	—
Dividends and Distributions declared:
Common Shares ($0.28 per share)	—	—	—	—	—	—	—	(10,979)	(10,979)	—	—	(10,979)	—
Preferred Shares	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)	—
Common Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(578)	(578)	—
LTIP Units ($0.28 per share)	—	—	—	—	—	—	—	—	—	—	(743)	(743)	—
Dividend Reinvestment Plan	1,265	—	—	—	—	21	—	—	21	—	—	21	—
Share Based Compensation:
Grants	26,916	—	—	—	—	—	—	—	—	530,281	—	—	—
Amortization	—	—	—	—	—	690	—	—	690	—	5,410	6,100	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	300
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(2,693)	—	(2,693)	—	(228)	(2,921)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(140)	—	—	(140)	—	—	(140)	140
Net Income (Loss)	—	—	—	—	—	—	—	(6,519)	(6,519)		(1,063)	(7,582)	(300)
Balance at March 31, 2019	39,213,269	392	—	14,703,214	147	1,151,654	1,534	(291,282)	862,445	4,279,946	64,808	927,253	2,848
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net Loss	$(25,972)	$(7,882)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Deferred Taxes	(4,539)	(5,258)
Depreciation	24,071	23,951
Amortization	566	590
Equity in Loss (Income) of Unconsolidated Joint Ventures	1,018	(181)
Distributions from Unconsolidated Joint Ventures	—	853
Loss Recognized on Change in Fair Value of Derivative Instrument	977	72
Share Based Compensation Expense	2,456	1,958
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	5,250	(1,930)
Other Assets	81	(170)
Due from Related Parties	4,316	(2,657)
(Decrease) Increase in:
Accounts Payable, Accrued Expenses and Other Liabilities	(4,621)	(3,344)
Net Cash Provided by Operating Activities	$3,603	$6,002

Investing Activities:
Capital Expenditures	(10,979)	(8,710)
Cash Paid for Hotel Development Projects	28	(77)
Contributions to Unconsolidated Joint Ventures	(600)	—
Distributions from Unconsolidated Joint Ventures	—	647
Net Cash Used in Investing Activities	$(11,551)	$(8,140)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2020	2019
Financing Activities:
Borrowings Under Line of Credit, Net	$22,000	$27,000
Principal Repayment of Mortgages and Notes Payable	(390)	(467)
Cash Paid for Deferred Financing Costs	—	(25)
Repurchase of Common Shares	—	(4,624)
Dividends Paid on Common Shares	(10,809)	(11,022)
Dividends Paid on Preferred Shares	(6,044)	(6,044)
Distributions Paid on Common Units and LTIP Units	(1,198)	(1,173)
Other Financing Activities	(19)	(71)
Net Cash Used in Financing Activities	$3,540	$3,574

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(4,408)	$1,436
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	36,985	40,783

Cash, Cash Equivalents, and Restricted Cash - End of Period	$32,577	$42,219
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of March 31, 2020, we owned an approximate 90.0% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three months ended March 31, 2020 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $59,162 as of March 31, 2020 and $64,144 as of December 31, 2019. As of March 31, 2020, there were 4,279,946 Common Units and LTIP Units outstanding with a fair market value of $15,322, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

On April 2, 2018, we entered into a joint venture with the party from which we acquired the Ritz-Carlton Coconut Grove, FL. By exercising an option provided to the seller in connection with our purchase of the property in 2017, our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the three months ended March 31, 2020 and 2019, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $0 and $300, respectively, and is recorded as part of the Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at March 31, 2020 and December 31, 2019 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2020	December 31, 2019	Aggregate Liquidation Preference	Distribution Rate	2020	2019
Series C	3,000,000	3,000,000	$75,000	6.875%	—	$0.4297
Series D	7,701,700	7,701,700	$192,500	6.500%	—	$0.4063
Series E	4,001,514	4,001,514	$100,000	6.500%	—	$0.4063
Total	14,703,214	14,703,214

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Liquidity

Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. We have temporarily closed 19 of our hotels while our remaining hotels operate in a significantly reduced capacity. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have not previously experienced such an abrupt and drastic reduction in hotel demand, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration, and speed of the pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition, or operating results with reasonable certainty, but we expect a net loss on a U.S. GAAP basis for the year ending December 31, 2020. On April 2, 2020, we amended our existing Credit Facility thereby securing $100,000 in available funds, of which we drew $25,000 during April 2020. Additionally, the amendment provided a waiver of covenants under our Credit Facility through March 31, 2021. Based on this amendment along with cost savings measures throughout our operations, we believe that we will be able to generate sufficient liquidity to satisfy our obligations for the next twelve months.

At March 31, 2020, we were in compliance with all debt covenants related to our mortgage borrowings. After considering the effect of the COVID-19 pandemic on our consolidated operations, there is a possibility that we could fail certain debt service coverage ratio covenants within certain property-level mortgage borrowings. We are currently in negotiations with our mortgage lenders, seeking waivers of financial covenants on our property-level mortgages. We have received verbal confirmation from some of our mortgage lenders that covenant waivers will be granted. For those mortgage covenant waivers still under negotiations, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations, with the exception of one mortgage borrowing. In this instance, the lender could require prepayment of the mortgage in full, however, we believe we would have sufficient available funds on our Credit Facility to accommodate this remedy of covenant default.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As a result of identified structural risks of interbank offered rates, in particular, the London Interbank Offered Rate (LIBOR), reference rate reform is underway to identify alternative reference rates that are more observable or transaction based. The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The optional expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of this update that will most likely affect our financial reporting process relate to modifications of contracts with lenders and the related hedging contracts associated with each respective modified borrowing contract. In general, the provisions of the update would benefit the Company by allowing, among other things, the following:

•Allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 470 to be accounted for as a non-substantial modification and not be considered a debt extinguishment.
•Allowing a change to contractual terms of a hedging instrument in conjunction with reference rate reform to not require a dedesignation of the hedging relationship.
•Allowing a change to the interest rate used for margining, discounting, or contract price alignment for a derivative that is a cash flow hedge to not be considered a change to the critical terms of the hedge and will not require a dedesignation of the hedging relationship.

We have not entered into any contract modifications yet, as it directly relates to reference rate reform but we anticipate having to undertake such modifications in the future as a majority of our contracts with lenders and hedging counterparties are indexed to LIBOR. While we anticipate the impact of this update to be to the benefit of the Company, we are still evaluating the overall impact to the Company.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Land	$505,156	$518,243
Buildings and Improvements	1,683,428	1,710,621
Furniture, Fixtures and Equipment	295,413	294,527
Construction in Progress	7,055	10,202
	2,491,052	2,533,593

Less Accumulated Depreciation	(566,795)	(557,620)

Total Investment in Hotel Properties *	$1,924,257	$1,975,973
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $44,602 and $44,854 at March 31, 2020 and December 31, 2019, respectively.

Acquisitions
For the three months ended March 31, 2020 and 2019, we acquired no hotel properties.

Hotel Dispositions
For the three months ended March 31, 2020 and 2019, we disposed of no hotel properties.

Assets Held For Sale
We have classified two assets as held for sale as of March 31, 2020. The sales of Duane Street Hotel and Blue Moon Hotel are expected to close in 2020 and are included as held for sale assets as of March 31, 2020. The table below shows the balances for the properties that were classified as assets held for sales as of March 31, 2020.

March 31, 2020

Land	$13,087
Buildings and Improvements	36,521
Furniture, Fixtures and Equipment	6,399
56,007

Less Accumulated Depreciation	(14,814)

Assets Held for Sale	$41,193

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2020 and December 31, 2019, our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	March 31, 2020	December 31, 2019

Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	1,032	1,434
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50.0%	6,996	7,012
			$8,028	$8,446

On January 3, 2020, we entered into an agreement with our joint venture partner to purchase our membership interests in Hiren Boston, LLC and SB Partners, LLC. Net proceeds from the sale of our interests are anticipated to be approximately $26,000 and this transaction is expected to close during the third quarter of 2020.

Income/Loss Allocation

Cindat Hersha Owner JV, LLC cash available for distribution will be distributed to (1) Cindat until they receive a return on their contributed $142,000 senior common equity interest, currently at 8.5%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest. Any cash available for distribution remaining will be split 31.2% to us and 68.8% to Cindat. Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of March 31, 2020, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture. This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Income (loss) recognized during the three months ended March 31, 2020 and 2019, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2020	2019
Cindat Hersha Owner JV, LLC	$—	$—
Hiren Boston, LLC	(402)	(177)
SB Partners, LLC	(600)	375
SB Partners Three, LLC	(16)	(17)
(Loss) Income from Unconsolidated Joint Venture Investments	$(1,018)	$181

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019.

Balance Sheets

	March 31, 2020	December 31, 2019
Assets
Investment in Hotel Properties, Net	$585,250	$579,287
Other Assets	25,248	33,891
Total Assets	$610,498	$613,178

Liabilities and Equity
Mortgages and Notes Payable	$438,998	$430,282
Other Liabilities	17,854	19,185
Equity:
Hersha Hospitality Trust	9,180	9,588
Joint Venture Partner(s)	145,195	154,998
Accumulated Other Comprehensive Loss	(729)	(875)
Total Equity	153,646	163,711

Total Liabilities and Equity	$610,498	$613,178

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Statements of Operations

	Three Months Ended March 31,
	2020	2019
Room Revenue	$11,344	$16,350
Other Revenue	807	621
Operating Expenses	(8,348)	(10,031)
Lease Expense	(183)	(200)
Property Taxes and Insurance	(3,283)	(3,051)
General and Administrative	(985)	(1,207)
Depreciation and Amortization	(3,914)	(3,660)
Interest Expense	(6,287)	(7,147)
Net Loss	$(10,849)	$(8,325)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Our share of equity recorded on the joint ventures' financial statements	$9,180	$9,588
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(1,152)	(1,142)
Investment in Unconsolidated Joint Ventures	$8,028	$8,446

(1)  Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

•the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements;
•accumulated amortization of our equity in joint ventures that reflects the difference in our portion of the fair value of joint ventures' assets on the date of our investment when compared to the carrying value of the assets recorded on the joint ventures’ financial statements (this excess or deficit investment is amortized over the life of the properties, and the amortization is included in Income (Loss) from Unconsolidated Joint Venture Investments on our consolidated statement of operations); and
•cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements, if any.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Derivative Asset	$—	$2,514
Deferred Financing Costs	1,201	1,330
Prepaid Expenses	11,160	11,279
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,634	2,987
Deposits with Unaffiliated Third Parties	2,573	2,577
Deferred Tax Asset, Net of Valuation Allowance of $497	15,930	11,390
Property Insurance Receivable	1,788	1,788
Other	2,648	2,764
	$39,482	$38,177
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

Deferred Tax Asset – We have approximately $15,930 of net deferred tax assets as of March 31, 2020. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $15,930 of net deferred tax assets in the future.

Property Insurance Receivable – This category represents the amount that we expect to receive from our insurance companies for reimbursement of costs incurred as a result of water damage at The Boxer.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT

Mortgages
Mortgages payable at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Mortgage Indebtedness	$333,558	$333,948
Net Unamortized Premium	703	821
Net Unamortized Deferred Financing Costs	(2,279)	(2,489)
Mortgages Payable	$331,982	$332,280

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.99% to 6.30% as of March 31, 2020. Aggregate interest expense incurred under the mortgage loans payable totaled $3,485 and $3,990 during the three months ended March 31, 2020 and 2019, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of March 31, 2020.

As of March 31, 2020, the maturity dates for the outstanding mortgage loans ranged from January 2021 to September 2025.

Unsecured Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The face value of the notes payable is offset by $798 and $812 as of March 31, 2020 and December 31, 2019, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 4.82% and 5.68% during the three months ended March 31, 2020 and 2019, respectively. Interest expense on Unsecured Notes Payable in the amount of $628 and $731 was recorded for the three months ended March 31, 2020 and 2019, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
Credit Facilities as of March 31, 2020

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

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of March 31, 2020, the following hotel properties were borrowing base assets:

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

On April 2, 2020, the Company signed an amendment to the Credit Facility, which, among other things, changed the facility from an unsecured borrowing facility to a secured borrowing facility. Additionally, the Company received $100,000 in available funds on its Line of Credit, of which $25,000 was drawn during April 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	March 31, 2020	December 31, 2019
Line of Credit	1.50% to 2.25%	$70,000	$48,000
Unsecured Term Loan:
First Term Loan	1.45% to 2.20%	$207,000	$207,000
Second Term Loan	1.35% to 2.00%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		(3,510)	(3,717)
Total Unsecured Term Loan		$697,390	$697,183

On April 2, 2020, the Company amended the Credit Facility, through which the Company received a waiver of covenants through March 31, 2021. Upon expiration of the covenant waiver in March 2021, the following covenant requirements will again become effective. The Credit Facility and the Term Loans include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,119,500, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:
- a fixed charge coverage ratio of not less than 1.50 to 1.00;
- a maximum leverage ratio of not more than 60%; and
- a maximum secured debt leverage ratio of 45%.

The Company recorded interest expense of $7,034 and $8,636 related to borrowings drawn on the Credit Facility and Term Loans for the three months ended March 31, 2020 and 2019, respectively. The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Facility and Term Loans was 4.19% and 4.12% for the three months ended March 31, 2020 and 2019, respectively.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three months ended March 31, 2020 and 2019 was $565 and $574 respectively.

New Debt/Refinance

On April 2, 2020, we amended all three of our credit agreements, including the Credit Facility and borrowing base of assets on the Line of Credit to access an additional $100,000. With these amendments, we received waivers on all financial covenants through March 31, 2021. The proceeds from the borrowings drawn will be used to fund the operating expenses of the business. See "Liquidity, Capital Resources and Equity Offerings".

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
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
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
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. The Company adopted the provisions of the update effective January 1, 2019. We elected the modified retrospective transition method upon adoption, which resulted in no cumulative-effect adjustment to the balance of opening retained earnings. As part of our adoption, we elected to utilize the package of practical expedients which allowed us to not reassess existing contracts for embedded leases and not reassess the classification of existing leases. As a result of our adoption, the Company recorded a lease liability and corresponding right of use asset of $55,515 at January 1, 2019 for leases where we are the lessee. Our most significant leases are land leases. We own five hotels within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms, with extension options that range from May 2062 to October 2103. Based on the nature of these leases, the Company assumed that all extension options would be fully executed. For land leases that include variable payments, those include payments that are tied to an index such as the consumer price index or include rental payments based partially on the hotel's revenues. Two additional office space leases are also factored into the lease liability and are classified as operating leases with terms ranging from January 2022 to December 2027. For office space leases that include variable payments, those include payments for the Company's proportionate share of the building's property taxes, insurance, and common area maintenance.

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

The components of lease costs for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$1,050	$121	$1,171	$973	$121	$1,094
Variable lease costs	13	67	80	137	71	208
Total lease costs	$1,063	$188	$1,251	$1,110	$192	$1,302

Other information related to leases as of and for the three months ended March 31, 2020 and 2019 is as follows:

	March 31, 2020	March 31, 2019
Cash paid from operating cash flow for operating leases	$1,121	$1,171
Weighted average remaining lease term	64.2	64.2
Weighted average discount rate	7.86%	7.85%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2020 and 2019, base management fees incurred from HHMLP totaled $2,369 and $2,993, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2020 and 2019, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2020 and 2019 were $3,827 and $4,975, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2020 and 2019, the Company incurred accounting fees of $324 and $315, respectively. For the three months ended March 31, 2020 and 2019, the Company incurred information technology fees of $105 and $102, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2020 and 2019, we incurred fees of $900 and $524, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
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

Hotel Supplies

For the three months ended March 31, 2020 and 2019, we incurred charges for hotel supplies of $52 and $134, respectively. For the three months ended March 31, 2020 and 2019, we incurred charges for capital expenditure purchases of $878 and $535, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $16 and $9 is included in accounts payable for the purchase of hotel supplies at March 31, 2020 and December 31, 2019, respectively.

Insurance Services

The Company utilizes the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provides brokerage services to the Company related to the placement of property and casualty insurance, and general liability insurance for our hotel properties. The total costs of property insurance that we paid through the Hersha Group were $1,595 and $1,437 for the three months ended March 31, 2020 and 2019, respectively. These amounts paid to the Hersha Group include insurance premiums and brokerage fees as compensation for brokerage services.

Restaurant Lease Agreements with Independent Restaurant Group

The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  The Company has entered into lease agreements with Independent Restaurant Group ("IRG") for restaurants at three of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provide for a term of five years and the payment of base rents and percentage rents, which are based on IRG’s revenue in excess of defined thresholds. Aggregate minimum rents due under the three leases range between $323 and $450 per annum over the initial five-year term. Percentage rents range between 5% and 15% of IRG's revenues in excess of defined thresholds. The base rents are due monthly and percentages rents owed, if any, are due quarterly.  The restaurant leases are subject to early termination upon the occurrence of defaults and certain other events described therein. Restaurant lease agreements with other unaffiliated restaurant management companies have similar terms. The total amount of revenue recognized from IRG was $103 and $53 for the three months ended March 31, 2020 and 2019, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2020 and December 31, 2019 was approximately $1,797 and $6,113, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of March 31, 2020 and December 31, 2019 was $0.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
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

As of March 31, 2020, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of March 31, 2020 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of March 31, 2020 and December 31, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	March 31, 2020	December 31, 2019

Term Loan Instruments:
Unsecured Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	October 3, 2019	August 2, 2021	150,000	(2,073)	539
Unsecured Credit Facility	Swap	1.316%	1-Month LIBOR + 2.20%	September 3, 2019	August 2, 2021	43,900	(592)	175
Unsecured Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(3,716)	(718)
Unsecured Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(3,716)	(718)
Unsecured Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	(13,905)	1,776

Mortgages:
Courtyard, LA Westside, Culver City, CA	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	(131)	(8)
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR +2.65%	May 1, 2018	May 1, 2021	28,000	1	—
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(2,720)	(556)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(1,321)	(169)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(1,321)	(169)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	(1,456)	23

							$(30,950)	$175

The fair value of swaps and our interest rate caps with a positive balance is included in other assets at March 31, 2020 and December 31, 2019. The fair value of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at March 31, 2020 and December 31, 2019.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a loss of $30,149 and a loss of $2,921 for the three months ended March 31, 2020 and 2019, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $977 and $1,141 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three months ended March 31, 2020 and 2019, respectively. For the next twelve months ending March 31, 2021, we estimate that an additional $14,069 will be reclassified as an increase to interest expense.

Fair Value of Debt

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2020, the carrying value and estimated fair value of our debt were $1,150,122 and $1,122,242 respectively. As of December 31, 2019, the carrying value and estimated fair value of our debt were $1,128,199 and $1,098,082, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS
Our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan, as amended, (the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company. Pursuant to the 2012 Plan, equity may be awarded in the form of stock awards, LTIP Units, or performance share awards issuable.

The Short Term Incentive Program ("STIP") and the Long-Term Incentive Program ("LTIP") were incentive compensation programs the Compensation Committee of our Board of Trustees established to align executive compensation with the performance of the Company. Prior to 2019, executives participated in our legacy incentive compensation programs, including the Multi-Year Long Term Equity Incentive Program ("Multi-Year EIP").

On April 10, 2020, based on the achievement of certain metrics established under the 2019 STIP for the performance period ended December 31, 2019, the Compensation Committee awarded 833,539 LTIP Units. The awards issued pursuant to the STIP vest on December 31, 2021, the two year anniversary following the end of the performance period. On April 13, 2020, the Compensation Committee awarded 240,923 LTIP Units based on the achievement of certain metrics established under the 2017 Multi-Year EIP for the performance period ended December 31, 2019. Following the three year performance period, the awards issued pursuant to the 2017 Multi-Year EIP vest 50% on the date of issuance and 50% on December 31, 2020. The LTIP Units awarded under both the 2019 STIP and the 2017 Multi-Year EIP were determined by dividing the dollar amount of award earned by $3.58, the per share volume weighted average trading price of the Company’s common shares on the NYSE for the 20 trading days prior to April 13, 2020, the date of issuance.

A summary of our share based compensation activity from January 1, 2020 to March 31, 2020 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Balance as of December 31, 2019	441,201	$17.99	92,102	$17.07	—

Granted	—	N/A	19,498	3.58	—	N/A
Vested	—	N/A	(35,429)	9.90	—	N/A
Forfeited	—	N/A	—	N/A	—	N/A

Unvested Balance as of March 31, 2020	441,201	$17.99	76,171	$16.95	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense for the three months ended March 31, 2020 and 2019 and unearned compensation as of March 31, 2020 and December 31, 2019:

	Share Based Compensation Expense		Unearned Compensation
	For the Three Months Ended		As of
	3/31/2020	3/31/2019	3/31/2020	12/31/2019

Issued Awards
LTIP Unit Awards	644	1,363	$2,234	$2,878
Restricted Share Awards	333	337	786	1,051
Share Awards	—	—	—	—
Unissued Awards
Market Based	314	258	2,425	2,739
Performance Based	1,165	—	—	—

Total	$2,456	$1,958	$5,445	$6,668

The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.6 years for LTIP Unit Awards and 1.4 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2020	2021	2022	2023

LTIP Unit Awards	376,614	64,587	—	—
Restricted Share Awards	52,555	19,431	3,654	531

	429,169	84,018	3,654	531

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2020	2019
NUMERATOR:
Basic and Diluted*
Net Loss	$(25,972)	$(7,882)
Loss allocated to Noncontrolling Interests	2,897	923
Distributions to Preferred Shareholders	(6,044)	(6,044)
Dividends Paid on Unvested Restricted Shares and LTIP Units	—	(282)
Net Loss applicable to Common Shareholders	$(29,119)	$(13,285)

DENOMINATOR:
Weighted average number of common shares - basic	38,564,099	39,115,390
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—
Contingently Issued Shares and Units	—	—
Weighted average number of common shares - diluted	38,564,099	39,115,390
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
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2020 and 2019 totaled $11,680 and $13,739 respectively. Cash paid for income taxes during the three months ended March 31, 2020 and 2019 totaled $220 and $24, respectively. The following non-cash investing and financing activities occurred during the three months ended March 31, 2020 and 2019:

	2020	2019
Common Shares issued as part of the Dividend Reinvestment Plan	$14	$21
Issuance of share based payments	—	10,054
Accrued payables for capital expenditures placed into service	4,259	1,334
Adjustment to Record Noncontrolling Interest at Redemption Value	—	140
Adjustment to Record Right of Use Asset & Lease Liability	—	55,515

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019:

	2020	2019
Cash and cash equivalents	$23,936	$33,526
Escrowed cash	8,641	8,693
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$32,577	$42,219

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

● our business or investment strategy;
● our projected operating results;
● our distribution policy;
● our liquidity;
● completion of any pending transactions;
● our ability to obtain future financing arrangements or refinance or extend the maturity of existing financing arrangements   as they come due;
● our ability to repurchase shares on attractive terms from time to time;
● our understanding of our competition;
● market trends; and
● projected capital expenditures.

Forward-looking statements are based on our beliefs, assumptions and expectations, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Readers should not place undue reliance on forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements.

Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus, or COVID-19, on the United States, regional and global economies, the broader financial markets, our customers and employees, governmental responses thereto and the operation changes we have and may implement in response thereto. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below.

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.

The following non-exclusive list of factors could also cause actual results to vary from our forward-looking statements:

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
● decreases in tourism due to pandemics, geopolitical instability or changes in foreign exchange rates;
● our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended;
● environmental uncertainties and risks related to natural disasters and increases in costs to insure against those risks;
● changes in real estate and zoning laws and increases in real property tax rates;
● the uncertainty and economic impact of pandemics, epidemics, or other public health emergencies or fear of such events, such as the recent outbreak of COVID-19; and;
● the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2020, we owned interests in 48 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 38 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 9 hotels owned through unconsolidated joint ventures. We also entered into a joint venture during the third quarter of 2018 that is constructing a new hotel adjacent to two existing hotels partially owned by us through separate, unconsolidated joint venture interests. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2020, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

At the beginning of the year, we expected that we would achieve operating results for 2020 that would outperform other market participants due to the strong performance anticipated from newly renovated and upgraded hotels in our portfolio, primarily led by our hotels in South Florida. We started 2020 off on solid footing with our comparable portfolio achieving RevPAR growth of 3.9% through the end of February 2020. This was quickly erased as a result of the global economic slowdown caused by the COVID-19 pandemic and our operating results for the first quarter 2020 ended with our comparable RevPAR being 22.4% below the results of the first quarter of 2019.

As a result of the precipitous drop in demand, we closed 19 of our 48 hotel properties after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties. Accordingly, we have focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. The suspension of our dividends, which is expected to last through at least the end of 2020, is expected to save $72.5 million. We have also deferred certain planned capital expenditures for 2020 with an anticipated cash savings of between $10 million to $15 million. In April 2020, we amended our existing Credit Facility, which granted us a waiver of our covenants under the facility through March 31, 2021 and provided us with additional availability under the facility of $100 million.

The manner in which the ongoing COVID-19 pandemic will be resolved, the hospitality and tourism industries will return to historical performance norms and the economy will contract or grow is not predictable. As a result, there can be no assurances that we will be able achieve the hotel operating metrics or results at our properties per our forecasts. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and other documents that we may file with the SEC in the future, including this Quarterly Report on Form 10-Q. We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The table below outlines operating results for the Company’s portfolio of hotels consolidated within our financial statements for the three months ended March 31, 2020 and 2019.

We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part during the periods being presented, and is deemed fully operational. Based on this definition, for the three months ended March 31, 2020 and 2019, there are 38 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 for our comparable hotels.

For the comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019, comparable hotel operating results contain results from our consolidated hotels owned as of March 31, 2020, excluding the Boxer, as this hotel was closed for the entire three months ended March 31, 2020 to perform remediation work.

COMPARABLE CONSOLIDATED HOTELS:
(includes 38 hotels in both periods)
($'s in 000's except ADR and RevPAR)

	Two Months Ended			Three Months Ended
	February	February		March 31,
	2020	2019	Variance	2020	2019	Variance
Occupancy	74.6%	75.7%	-110 bps	61.7%	78.8%	-1714 bps
Average Daily Rate (ADR)	$207.39	$196.58	5.5%	$206.38	$208.04	(0.8)%
Revenue Per Available Room (RevPAR)	$154.63	$148.82	3.9%	$127.25	$163.98	(22.4)%

Room Revenues	$56,957	$53,879	5.7%	$71,087	$90,605	(21.5)%
Total Revenues	$71,203	$67,902	4.9%	$89,509	$113,117	(20.9)%

Our comparable hotel portfolio showed strong RevPAR growth through the first two months of 2020, which was mostly attributable to our hotels located in South Florida which achieved a 33% RevPAR growth during that period, primarily driven by the Cadillac Hotel & Beach Club and the Parrot Key Hotel and Villas. As indicated in the table above, the overall RevPAR growth through the first two months of 2020 was completely erased as a result of the negative impact from the COVID-19 pandemic with comparable RevPAR for the first quarter of 2020 equaling 22.4% less than the comparable quarter in 2019. We expect this trend in greatly diminished RevPAR to continue until public concerns regarding the severity of the ongoing COVID-19 pandemic are assuaged.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2020 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended March 31, 2020 and 2019. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $24,705, or 21.5%, to $89,938 for the three months ended March 31, 2020 compared to $114,643 for the same period in 2019.  This decrease is attributable to the reduction in operations across our portfolio due to the decrease in demand caused by the COVID-19 pandemic. During March 2020, our hotel portfolio experienced a 61% decrease in RevPAR as a result of local stay-at-home orders and business closures implemented by local governments and national restrictions on travel. Management expects hotel operating revenues to remain at a decreased level until such restrictions are lifted, and business and leisure activities return to pre-pandemic levels, which we have no way to predict at this time.

Expenses

Total hotel operating expenses decreased 12.8% to approximately $65,519 for the three months ended March 31, 2020 from $75,111 for the three months ended March 31, 2019. The decrease in hotel operating expenses can be explained by the temporary closure of certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic.

Depreciation and amortization increased by 0.2%, or $60, to $24,188 for the three months ended March 31, 2020 from $24,128 for the three months ended March 31, 2019.

Real estate and personal property tax and property insurance increased $545, or 5.8%, for the three months ended March 31, 2020 when compared to the same period in 2019. This increase is mostly related to increased real estate tax that had been re-assessed by the applicable taxing authority, resulting in increases in real estate tax expense for the quarter as we had to cumulatively catch up, in certain instances, our estimated tax accruals at the time of the new assessment receipt during the quarter. We typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense increased by 4.2%, or approximately $234, from $5,600 in the three months ended March 31, 2019 to $5,834 for the same period in 2020. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to non-cash share based compensation increased $498 when comparing the three months ended March 31, 2020 to the same period in 2019. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation. Excluding non-cash share based compensation, general and administrative expenses decreased $264.

Operating Loss

Operating Loss for the three months ended March 31, 2020 was $16,409 compared to operating loss of $553 during the same period in 2019. The increase in our operating loss of $15,856 for the first quarter 2020 compared to the same period in 2019 was largely the result of the first quarter of 2020 hotel operating revenues decreasing at a larger rate than hotel operating expenses, both of which are the result of decreased operations across our portfolio due to the COVID-19 pandemic. Additionally, we experienced increases in real estate taxes and insurance, and general and administrative expense during the first quarter of 2020 compared to 2019.

Interest Expense

Interest expense increased $109 from $12,898 for the three months ended March 31, 2019 to $13,007 for the three months ended March 31, 2020. The balance of our borrowings, excluding discounts and deferred costs, have increased by $32,128 in total between March 31, 2019 and March 31, 2020, as we drew $33,000, net on our line of credit and had a net decrease in mortgages payable of $872. The primary driver of our increased interest expense is due to increases in overall balance; however, the decrease in weighted average interest rates related to our credit facility almost fully offset the increase due to balance growth.

Income Tax Expense

During the three months ended March 31, 2020, the Company recorded an income tax benefit of $4,498 compared to an income tax benefit of $5,264 for the three months ended March 31, 2019. The amount of income tax expense or benefit that the Company records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2020 was $29,119 compared to net loss of $13,003 during the same period in 2019, resulting in an increased loss of $16,116. This increase in loss was primarily related to the decreased operating income as discussed above, increased interest expense, and decreased income tax benefit. Partially offsetting the increase in loss is the increase in loss being absorbed by the noncontrolling interests.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of March 31, 2020.

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

As of March 31, 2020, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $70,000 outstanding under the Line of Credit. In April 2020, we amended our Credit Facility, which granted us a waiver of covenants through March 31, 2021 and provided us with an additional $100,000 in available funding on our line of credit. During April 2020, we drew an additional $25,000 on our line of credit.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2020, we have $0 of mortgage indebtedness maturing on or before December 31, 2020. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

In addition to the incurrence of debt and the offering of equity securities, dispositions of property may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets, as evidenced by our transaction involving the Cindat JV properties, or from sales of non-core hotels in secondary and tertiary markets. Capital from these types of transactions is intended to be utilized to pay down existing debt. As of March 31, 2020, we are not under any requirement to sell any properties as a matter of meeting debt obligations.

Acquisitions

During the three months ended March 31, 2020, we acquired no hotel properties. Given the current economic downturn and challenging operating environment facing the lodging industry, we are not currently exploring hotel acquisition opportunities as we focus on maintaining liquidity or reducing debt obligations, when possible. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Operating Liquidity and Capital Expenditures

As we find ourselves operating in a severely reduced capacity with 19 of our hotels closed due to decreased demand as a result of the COVID-19 pandemic, we expect to meet our short-term liquidity requirements generally through existing cash balances and borrowings under the Line of Credit. We believe that the net cash provided by borrowings drawn on the Line of Credit and any cash provided by operations in the coming year will be adequate to fund the Company’s operating requirements and monthly recurring debt service. We have cancelled the payment of dividends for the first quarter of 2020 and anticipate not paying dividends for the remainder of 2020.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee if and when we will continue to make distributions to our shareholders. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter in a normal operating period. Our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and will determine when we are able to reinstate the dividend. Net cash provided by operating activities for the three months ended March 31, 2020 was $3,603 and cash used for the payment of distributions and dividends for the three months ended March 31, 2020 was $18,051, which related to the dividend declared during the fourth quarter of 2019.

We also project that our operating cash flow and available borrowings under the Line of Credit will be sufficient to satisfy our liquidity and other capital needs over the next twelve months.

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
Spending on capital improvements during the three months ended March 31, 2020 increased when compared to spending on capital improvements during the three months ended March 31, 2019. During the three months ended March 31, 2020, we spent $10,979 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $8,710 during the same period in 2019. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. In an effort to properly manage liquidity in the current operating environment we have deferred all capital expenditure projects for the remainder of the year.

We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. Currently, all brand mandated improvements have been deferred by the respective franchisors for the remainder of 2020. We are also obligated to fund the cost of certain capital improvements to our hotels. In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. In an effort to properly manage liquidity in the current operating environment we have sought or are currently in negotiations with our mortgage lenders to defer all payments into capital expenditure escrow accounts for a period of 6 months to a year.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2020 and 2019

Net cash provided by operating activities decreased $2,399 from $6,002 for the three months ended March 31, 2019 to $3,603 for the comparable period in 2020. In addition to the change in net income adjusted for non-cash items, the following items are the other contributing factors for the change in operating cash flow.

•Distributions received from unconsolidated joint ventures operations totaled $853 for the three months ended March 31, 2019 with no such proceeds in 2020.
•The remaining change in operating cash flows related to net changes in working capital assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2020 was $11,551 compared to net cash used in investing activities of $8,140 for the three months ended March 31, 2019. The following items are the major contributing factors for the change in investing cash flows:

•A decrease in comparative cash flows of $2,269 related to an increase in spending on capital expenditures for the three months ended March 31, 2020 compared to 2019.
•A decrease in comparative cash flows of $600 related to a contribution to unconsolidated joint ventures for the three months ended March 31, 2020. No such contributions were made for the comparative period in 2019.
•A decrease in comparative cash flows of $647 related to distributions received from unconsolidated joint ventures during the three months ended March 31, 2019. No such distributions were received during 2020.

Net cash used in financing activities for the three months ended March 31, 2020 was $3,540 compared to net cash used in financing activities for the three months ended March 31, 2019 of $3,574. The following items are the major contributing factors for the change in financing cash flows:

•A decrease in comparative cash flows as we drew $5,000 less on our line of credit during the three months ended March 31, 2020 when compared to the same period in 2019.
•An increase in comparative cash flows of $4,624 related to the repurchase on common shares. During the three months ended March 31, 2019, we repurchased $4,624 in common shares. We had no such repurchases during 2020.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019

Net loss applicable to common shareholders	$(29,119)	$(13,003)
(Loss) income allocated to noncontrolling interest	(2,897)	(923)
Income from unconsolidated joint ventures	1,018	(181)
Depreciation and amortization	24,188	24,128
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	(6,810)	10,021

Income from unconsolidated joint ventures	(1,018)	181
Unrecognized pro rata interest in loss (1)	(2,700)	(2,972)
Depreciation and amortization of difference between purchase price and historical cost (2)	24	24
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,373	1,282
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	(2,321)	(1,485)

Funds from Operations applicable to common shareholders and Partnership Units	$(9,131)	$8,536

Weighted Average Common Shares and Common Units
Basic	38,564,099	39,115,390
Diluted	43,500,486	43,192,933
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2020 and 2019 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of March 31, 2020, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As a result of identified structural risks of interbank offered rates, in particular, the London Interbank Offered Rate (LIBOR), reference rate reform is underway to identify alternative reference rates that are more observable or transaction based. The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The optional expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of this update that will most likely affect our financial reporting process relate to modifications of contracts with lenders and the related hedging contracts associated with each respective modified borrowing contract. In general, the provisions of the update would benefit the Company by allowing, among other things, the following:

•Allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 470 to be accounted for as a non-substantial modification and not be considered a debt extinguishment.
•Allowing a change to contractual terms of a hedging instrument in conjunction with reference rate reform to not require a dedesignation of the hedging relationship.
•Allowing a change to the interest rate used for margining, discounting, or contract price alignment for a derivative that is a cash flow hedge to not be considered a change to the critical terms of the hedge and will not require a dedesignation of the hedging relationship.

We have not entered into any contract modifications yet, as it directly relates to reference rate reform but we anticipate having to undertake such modifications in the future as a majority of our contracts with lenders and hedging counterparties are indexed to LIBOR. While we anticipate the impact of this update to be to the benefit of the Company, we are still evaluating the overall impact to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2020, we are exposed to interest rate risk with respect to variable rate borrowings under our Line of Credit, certain variable rate mortgages, and notes payable. As of March 31, 2020, we had total variable rate debt outstanding of $174,548 with a weighted average interest rate of 3.83%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2020 would be an increase or decrease in our interest expense for the three months ended March 31, 2020 of $421.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2020, we have an interest rate cap related to debt on the Annapolis Waterfront Hotel, MD and we have ten interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Courtyard, LA Westside, Culver City, CA; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2020,  approximately 84.9% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 15.1% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR, and we acknowledge that in 2021, the financial institutions that produce the LIBOR indexes are expected to discontinue that practice. We are currently evaluating the impact this will have on our financial results and liquidity and will continue to work with our lenders to find a suitable resolution for our LIBOR-based debt.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2020 to be approximately $1,093,537 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2020 to be approximately $1,152,038.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2020, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$1,316	$505,259	$437,052	$37,831	$981,458
Weighted Average Interest Rate	3.87%	3.83%	3.79%	4.72%	4.05%

Floating Rate Debt	$—	$25,902	$27,098	$51,548	$104,548
Weighted Average Interest Rate	—	3.87%	3.92%	3.99%	3.86%
	$1,316	$531,161	$464,150	$89,379	$1,086,006

Line of Credit	$—	$70,000	$—	$—	$70,000
Weighted Average Interest Rate	—	3.24%	—	—	3.24%
	$1,316	$601,161	$464,150	$89,379	$1,156,006

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2020.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The current COVID-19 pandemic had, and will continue to have adverse effects on our financial condition, results of operations, cash flows and performance for an indeterminate period of time. Future pandemics may also have adverse effects on our financial condition, results of operations, cash flows and performance.

The global pandemic caused by the coronavirus known as COVID-19 has had a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility during the first quarter of 2020, which is expected to continue over the upcoming quarters. Globally and throughout the United States, federal and local governments have instituted quarantines, restrictions on travel, school closings, "shelter in place" orders, and restrictions on types of businesses that may continue operations. These restrictions have had a severe impact on the U.S. lodging industry and many of our hotels have suspended operations while others continue to operate at a significantly reduced occupancy.

The following factors should be considered since the COVID-19 pandemic has significantly adversely affected the ability of our hotel managers to successfully operate our hotels and has, or the continued and prolonged effects of the COVID-19 may have, a significant adverse effect on our financial condition, results of operations and cash flows due to, among other factors:

•a complete suspension or significant reduction of operations at many of our properties resulting from government action;
•a variety of factors related to the coronavirus have caused, and are expected to continue to cause, a sharp decline in group, business and leisure travel, including but not limited to (i) restrictions on travel mandated by governmental entities or voluntarily imposed by employers, (ii) the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19;
•travelers are, and may continue to be, wary to travel where, or because, they may view the risk of contagion as increased and contagion or virus-related deaths linked or alleged to be linked to travel to our properties, whether accurate or not, may injure our reputation;
•travelers may be dissuaded from traveling due to possible enhanced COVID-19-related screening measures which are being implemented across multiple markets we serve;
•travelers may be dissuaded from traveling due to the concern that additional travel restrictions implemented between their departure and return may affect their ability to return to their homes;
•commercial airline service has been reduced or suspended to many of the areas in which our hotels are located, if scheduled airline service does not increase or return to normal levels once our hotels and resorts are re-opened it could negatively affect our revenues;
•the reduced economic activity could also result in an economic recession, and increased unemployment, which could negatively impact future ability or desire to travel lodging demand and, therefore, our revenues, even after the temporary restrictions are lifted;
•a decrease in the ancillary revenue from amenities at our properties;
•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with the financial covenants of our credit facility after these covenants again become applicable in 2021 or our compliance with covenants in other debt obligations, and result in a default and potentially an acceleration of indebtedness which would adversely affect our financial condition and liquidity;
•difficulty in accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital;
•the general decline in business activity and demand for real estate transactions adversely affecting our ability to acquire additional properties;
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during and after this disruption;
•we may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of hotel closures or reduced operations prompted by the effects of the pandemic;
•employee or guest assertions that our properties were not adequately cleaned or that adequate safeguards were not in place to prevent contact with employees or guests may result in liabilities; and

•the reduction in our cash flows has caused the suspension of dividends during the first quarter of 2020 and likely throughout all of 2020 and could impact our ability to pay dividends to our stockholders at expected levels in the future.

The rapid development and fluidity of the COVID-19 pandemic makes it extremely difficult to assess its full adverse economic impact, and future impact, on our financial condition, results of operations, cash flows and performance. In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on the Company's business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are included in Part 1-Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Annual Report"), including, but not limited to, those factors listed under “Risks Related to the Economy and Credit Markets” and “Risks Related to the Hotel Industry”. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report are uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.
10.1
Amendment No. 2 to the Credit Agreement, dated as of April 2, 2020, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the lenders named therein, as lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on April 6, 2020).

10.2
Amendment No. 3 to the Term Loan Agreement, dated as of April 2, 2020, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the lenders named therein, as lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on April 6, 2020).

10.3
Amendment No. 1 to the Term Loan Agreement, dated as of April 2, 2020, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the lenders named therein, as lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on April 6, 2020).

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

HERSHA HOSPITALITY TRUST

May 7, 2020	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)