Form 10-Q
period 2020-06-30
HERSHA HOSPITALITY TRUST
filed 2020-08-07
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the number of Class A common shares of beneficial interest outstanding was 38,789,371 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	June 30, 2020	December 31, 2019
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,902,464	$1,975,973
Investment in Unconsolidated Joint Ventures	7,527	8,446
Cash and Cash Equivalents	23,228	27,012
Escrow Deposits	7,374	9,973
Hotel Accounts Receivable	3,801	9,213
Due from Related Parties	2,363	6,113
Intangible Assets, Net of Accumulated Amortization of $6,705 and $6,545	1,876	2,137
Right of Use Assets	44,761	45,384
Other Assets	20,996	38,177
Hotel Assets Held for Sale	40,170	—
Total Assets	$2,054,560	$2,122,428

Liabilities and Equity:
Line of Credit	$95,000	$48,000
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	697,597	697,183
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,763	50,736
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	331,771	332,280
Lease Liabilities	54,217	54,548
Accounts Payable, Accrued Expenses and Other Liabilities	74,161	47,626
Dividends and Distributions Payable	—	17,058
Total Liabilities	$1,303,509	$1,247,431

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$—	$3,196

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at June 30, 2020 and December 31, 2019, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at June 30, 2020 and December 31, 2019; 38,789,371 and 38,652,650 Shares Issued and Outstanding at June 30, 2020 and December 31, 2019, respectively	388	387
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at June 30, 2020 and December 31, 2019	—	—
Accumulated Other Comprehensive (Loss) Income	(27,097)	1,010
Additional Paid-in Capital	1,149,291	1,144,808
Distributions in Excess of Net Income	(427,393)	(338,695)
Total Shareholders' Equity	695,336	807,657

Noncontrolling Interests (Note 1)	55,715	64,144

Total Equity	751,051	871,801

Total Liabilities and Equity	$2,054,560	$2,122,428
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Hotel Operating Revenues:
Room	$15,139	$118,980	$86,222	$210,465
Food & Beverage	136	18,253	10,211	32,481
Other Operating Revenues	2,137	10,280	10,917	19,210
Other Revenues	29	(12)	228	138
Total Revenues	17,441	147,501	107,578	262,294
Operating Expenses:
Hotel Operating Expenses:
Room	3,622	24,013	22,714	46,103
Food & Beverage	721	13,990	11,342	26,822
Other Operating Expenses	14,035	44,607	49,841	84,796
Hotel Ground Rent	1,058	1,114	2,121	2,224
Real Estate and Personal Property Taxes and Property Insurance	9,969	8,997	19,911	18,394
General and Administrative (including Share Based Payments of $1,799 and $3,474, and $4,255 and $5,432 for the three and six months ended June 30, 2020 and 2019, respectively)	4,187	8,100	10,021	13,700
Loss on Impairment of Assets	1,069	—	1,069	—
Depreciation and Amortization	24,322	23,964	48,510	48,092
Total Operating Expenses	58,983	124,785	165,529	240,131

Operating (Loss) Income	(41,542)	22,716	(57,951)	22,163
Interest Income	2	58	38	141
Interest Expense	(13,481)	(13,325)	(26,488)	(26,223)
Other Expense	(385)	(124)	(457)	(83)
Loss on Debt Extinguishment	—	(34)	—	(34)
(Loss) Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(55,406)	9,291	(84,858)	(4,036)

(Loss) Income from Unconsolidated Joint Ventures	(502)	299	(1,520)	480

(Loss) Income Before Income Taxes	(55,908)	9,590	(86,378)	(3,556)

Income Tax (Expense) Benefit	(15,872)	(4,031)	(11,374)	1,233

Net (Loss) Income	(71,780)	5,559	(97,752)	(2,323)
Loss Allocated to Noncontrolling Interests - Common Units	7,164	49	10,061	1,112
Loss (Income) Allocated to Noncontrolling Interests - Consolidated Joint Venture	3,196	(8)	3,196	152
Preferred Distributions	(6,044)	(6,043)	(12,088)	(12,087)
Net Loss Applicable to Common Shareholders	$(67,464)	$(443)	$(96,583)	$(13,146)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(1.75)	$(0.02)	$(2.50)	$(0.35)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(1.75)	$(0.02)	$(2.50)	$(0.35)

Weighted Average Common Shares Outstanding:
Basic	38,609,922	39,127,385	38,587,011	39,121,421
Diluted*	38,609,922	39,127,385	38,587,011	39,121,421
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Units and Vested LTIP Units	3,943,319	3,379,354	3,891,032	3,344,178
Unvested Stock Awards and LTIP Units Outstanding	547,315	616,937	267,443	423,399
Contingently Issuable Share Awards	185,754	320,240	680,979	507,006
Total Potentially Dilutive Securities Excluded from the Denominator	4,676,388	4,316,531	4,839,454	4,274,583
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(71,780)	$5,559	$(97,752)	$(2,323)
Other Comprehensive Loss
Change in Fair Value of Derivative Instruments	(2,020)	(4,122)	(33,146)	(5,902)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	1,228	(1,112)	2,205	(2,253)
Total Other Comprehensive Loss	$(792)	$(5,234)	$(30,941)	$(8,155)

Comprehensive (Loss) Income	(72,572)	325	(128,693)	(10,478)
Less: Comprehensive Loss Attributable to Noncontrolling Interests - Common Units	7,270	465	12,895	1,755
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests - Consolidated Joint Venture	3,196	(8)	3,196	152
Less: Preferred Distributions	(6,044)	(6,043)	(12,088)	(12,087)
Comprehensive Loss Attributable to Common Shareholders	$(68,150)	$(5,261)	$(124,690)	$(20,658)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at March 31, 2020	38,673,242	387	—	14,703,214	147	1,145,450	(26,411)	(362,777)	756,796	4,279,946	59,162	815,958	3,196
Issuance Costs	—	—	—	—	—	(10)	—	—	(10)	—	—	(10)	—
Share Based Compensation:
Grants	116,129	1	—	—	—	—	—	—	1	1,101,924	—	1	—
Amortization	—	—	—	—	—	655	—	—	655		3,823	4,478	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(686)	—	(686)	—	(106)	(792)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	3,196	—	—	3,196	—	—	3,196	(3,196)
Net Loss	—	—	—	—	—	—	—	(64,616)	(64,616)	—	(7,164)	(71,780)	—
Balance at June 30, 2020	38,789,371	388	—	14,703,214	147	1,149,291	(27,097)	(427,393)	695,336	5,381,870	55,715	751,051	—
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
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
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2019	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801	3,196
Issuance Costs	—	—	—	—	—	(30)	—	—	(30)	—	—	(30)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	(1,007)	—
Dividend Reinvestment Plan	1,094	—	—	—	—	14	—	—	14	—	—	14	—
Share Based Compensation:
Grants	135,627	1	—	—	—	—	—	—	1	1,101,924	—	1	—
Amortization	—	—	—	—	—	1,303	—	—	1,303		4,466	5,769	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(28,107)	—	(28,107)	—	(2,834)	(30,941)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	3,196	—	—	3,196	—	—	3,196	(3,196)
Net Loss	—	—	—	—	—	—	—	(87,691)	(87,691)	—	(10,061)	(97,752)	—
Balance at June 30, 2020	38,789,371	388	—	14,703,214	147	1,149,291	(27,097)	(427,393)	695,336	5,381,870	55,715	751,051	—

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
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

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS]

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net Loss	$(97,752)	$(2,323)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Loss from Impairment of Assets	1,069	—
Deferred Taxes	11,390	(1,348)
Depreciation	48,273	47,791
Amortization	1,116	1,107
Loss on Debt Extinguishment	—	17
Equity in Loss (Income) of Unconsolidated Joint Ventures	1,520	(480)
Distributions from Unconsolidated Joint Ventures	—	478
Loss Recognized on Change in Fair Value of Derivative Instrument	2,205	163
Share Based Compensation Expense	4,255	5,432
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	5,412	(325)
Other Assets	4,884	(1,317)
Due from Related Parties	3,750	(2,453)
(Decrease) Increase in:
Accounts Payable, Accrued Expenses and Other Liabilities	(2,479)	129
Net Cash Provided by (Used in) Operating Activities	$(16,357)	$46,871

Investing Activities:
Capital Expenditures	(15,612)	(21,230)
Cash Paid for Hotel Development Projects	21	(467)
Contributions to Unconsolidated Joint Ventures	(600)	(4,000)
Distributions from Unconsolidated Joint Ventures	—	1,022
Net Cash Used in Investing Activities	$(16,191)	$(24,675)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS]

	Six Months Ended June 30,
	2020	2019
Financing Activities:
Borrowings Under Line of Credit, Net	$47,000	$27,000
Principal Repayment of Mortgages and Notes Payable	(650)	(56,636)
Proceeds of Paycheck Protection Program ("PPP") Loans	18,936	—
Repayment of PPP Loans	(18,936)	—
Cash Paid for Deferred Financing Costs	(2,104)	(643)
Repurchase of Common Shares	—	(4,624)
Dividends Paid on Common Shares	(10,809)	(21,980)
Dividends Paid on Preferred Shares	(6,044)	(12,087)
Distributions Paid on Common Units and LTIP Units	(1,198)	(2,371)
Other Financing Activities	(30)	(91)
Net Cash Provided by (Used in) Financing Activities	$26,165	$(15,432)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(6,383)	$6,764
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	36,985	40,783

Cash, Cash Equivalents, and Restricted Cash - End of Period	$30,602	$47,547
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of June 30, 2020, we owned an approximate 87.8% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the six months ended June 30, 2020 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $55,715 as of June 30, 2020 and $64,144 as of December 31, 2019. As of June 30, 2020, there were 5,381,870 Common Units and LTIP Units outstanding with a fair market value of $31,000, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

We entered into a joint venture that owns the Ritz-Carlton Coconut Grove, FL, in which our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the three and six months ended June 30, 2020, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $0. For the three and six months ended June 30, 2019, the noncontrolling interest in the joint venture was allocated losses of $0 and $300, respectively. This is recorded as part of the Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. On June 30, 2020 we reclassified $3,196 from Noncontrolling Joint Venture Interest to Additional Paid in Capital to recognize the noncontrolling interest at the put option redemption value of $0.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at June 30, 2020 and December 31, 2019 are summarized as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

					Dividend Per Share
	Shares Outstanding				Six Months Ended June 30,
Series	June 30, 2020	December 31, 2019	Aggregate Liquidation Preference	Distribution Rate	2020	2019
Series C	3,000,000	3,000,000	$75,000	6.875%	—	$0.8594
Series D	7,701,700	7,701,700	$192,500	6.500%	—	$0.8126
Series E	4,001,514	4,001,514	$100,000	6.500%	—	$0.8126
Total	14,703,214	14,703,214

Liquidity and Management's Plan

Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. The global impact of the pandemic has been rapidly evolving and, in the United States, certain states and cities, including most where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closings, "stay at home" rules and restrictions on types of business that may continue to operate. During the first quarter of 2020 as a result of the impact of the COVID-19 pandemic, we had temporarily closed 21 of our 48 hotels while our remaining hotels operated in a significantly reduced capacity. During the second quarter of 2020 we reopened 5 hotels, resulting in 16 hotels remaining closed as of June 30, 2020. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the lodging industry has not previously experienced such an abrupt and drastic reduction in hotel demand, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration, and speed of the pandemic is uncertain and we cannot estimate when travel demand will recover. As a consequence, we cannot estimate the impact on our business, financial condition, or operating results with reasonable certainty, but we expect a net loss on a U.S. GAAP basis for the year ending December 31, 2020. On April 2, 2020, we amended our existing Credit Agreement (as defined below) and received $100,000 in available funds on our Line of Credit (as defined below), of which we drew $25,000 during April 2020 and $10,000 during July 2020. Additionally, the amendment provided a waiver of covenants under our Credit Facility (as defined below) through March 31, 2021 and changed the Credit Facility from an unsecured borrowing facility to a secured borrowing facility. Based on this amendment along with cost savings measures throughout our operations, we believe that we will be able to generate sufficient liquidity to satisfy our obligations for the next twelve months, absent a breach of Credit Facility covenants described below.

At June 30, 2020, we were in compliance with all debt covenants related to our mortgage borrowings with the exception of one mortgage where we failed a debt service coverage ratio requirement, which is not considered an event of default but triggers a cash escrow requirement related to future debt service. We have one mortgage borrowing in the amount of $25,000 that will mature within the next twelve months, which we expect to be able to extend the maturity based on the provisions within the existing mortgage or refinance the mortgage. After considering the effect of the COVID-19 pandemic on our consolidated operations, it is probable that we will fail certain financial covenants within certain property-level mortgage borrowings or under our Credit Facility within the next twelve months. We have received financial covenant waivers from certain of our mortgage lenders, which provided us relief from financial covenants for a period of time that does not extend beyond the first quarter of 2021. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations, with the exception of one mortgage borrowing. In this instance, the lender could require prepayment of the mortgage in full, however, we believe we would have sufficient available funds on our Credit Facility to accommodate this remedy of covenant default. As noted above, the covenant waivers on our Credit Facility extend through March 31, 2021; however, we believe that it is probable we will breach certain of our Credit Facility covenants when measured for the period ended June 30, 2021. This potential event of default could lead to potential acceleration of amounts due under the Credit Facility. Notwithstanding our belief that we

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

probably will be successful in renegotiating the terms of our Credit Facility prior to an event of default, we believe that we will continue to have access to the capital markets. Also, we could choose to raise cash by selling hotel properties, although there can be no assurances we would be successful on terms favorable to us.

Management’s primary mitigation plan to avoid a default under its Credit Agreement is to obtain a further waiver from its creditors or amend the Credit Facility in a manner to avoid an event of default. There can be no assurance that we will be able to obtain a waiver or amendment in a timely manner, or on acceptable terms, if at all. The failure to obtain a waiver or amendment, or otherwise repay the debt, could lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern. As a result, management determined that the future valuation and ability to realize the benefits of our deferred tax assets is not probable and we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2020.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

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

As of June 30, 2020, based on our analysis and given consideration to the impairment charge taken on one of our hotels held for sale, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Land	$505,156	$518,243
Buildings and Improvements	1,686,057	1,710,621
Furniture, Fixtures and Equipment	297,465	294,527
Construction in Progress	4,706	10,202
	2,493,384	2,533,593

Less Accumulated Depreciation	(590,920)	(557,620)

Total Investment in Hotel Properties *	$1,902,464	$1,975,973
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $44,139 and $44,854 at June 30, 2020 and December 31, 2019, respectively.

Acquisitions
For the six months ended June 30, 2020 and 2019, we acquired no hotel properties.

Hotel Dispositions
For the six months ended June 30, 2020 and 2019, we disposed of no hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Assets Held For Sale
We have classified two assets as held for sale as of June 30, 2020. The sales of Duane Street Hotel and Blue Moon Hotel are expected to close in 2020 and are included as held for sale assets as of June 30, 2020. During the second quarter of 2020, the Company amended the purchase and sale agreement with the buyer of the hotel to reduce the purchase price by $2,000. As a result of the reduced sales price and after consideration of selling costs to the Company, management determined that the carrying value of the hotel exceeded the anticipated net proceeds from sale, resulting in a $1,069 impairment charge recorded during the three months ended June 30, 2020.
The table below shows the balances for the properties that were classified as assets held for sales as of June 30, 2020.

June 30, 2020

Land	$13,087
Buildings and Improvements	35,482
Furniture, Fixtures and Equipment	6,418
54,987

Less Accumulated Depreciation	(14,817)

Assets Held for Sale	$40,170

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2020 and December 31, 2019, our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	June 30, 2020	December 31, 2019

Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31%	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%	555	1,434
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%	—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%	6,972	7,012
			$7,527	$8,446

On January 3, 2020, we entered into an agreement with our joint venture partner for our partner to purchase our membership interests in Hiren Boston, LLC and SB Partners, LLC. Net proceeds from the sale of our interests are anticipated to be approximately $26,000 and this transaction is expected to close during the fourth quarter of 2020.

Income/Loss Allocation

Cindat Hersha Owner JV, LLC cash available for distribution will be distributed to (1) Cindat until they receive a return on their contributed $143,650 senior common equity interest, currently at 8%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest. Any cash available for distribution remaining will be split 31% to us and 69% to Cindat. Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of June 30, 2020, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture. This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Income (loss) recognized during the three and six months ended June 30, 2020 and 2019, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cindat Hersha Owner JV, LLC	$—	$—	$—	$—
Hiren Boston, LLC	(477)	315	(880)	138
SB Partners, LLC	—	—	(600)	375
SB Partners Three, LLC	(25)	(16)	(40)	(33)
(Loss) Income from Unconsolidated Joint Venture Investments	$(502)	$299	$(1,520)	$480

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019.

Balance Sheets

	June 30, 2020	December 31, 2019
Assets
Investment in Hotel Properties, Net	$584,038	$579,287
Other Assets	28,359	33,891
Total Assets	$612,397	$613,178

Liabilities and Equity
Mortgages and Notes Payable	$445,533	$430,282
Other Liabilities	22,452	19,185
Equity:
Hersha Hospitality Trust	7,996	9,588
Joint Venture Partner(s)	136,977	154,998
Accumulated Other Comprehensive Loss	(561)	(875)
Total Equity	144,412	163,711

Total Liabilities and Equity	$612,397	$613,178

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Room Revenue	$5,588	$26,995	$16,932	$43,346
Other Revenue	—	622	787	1,243
Operating Expenses	(3,265)	(11,890)	(11,613)	(21,921)
Lease Expense	(170)	(164)	(354)	(365)
Property Taxes and Insurance	(3,154)	(3,051)	(6,438)	(6,103)
General and Administrative	(553)	(1,505)	(1,516)	(2,711)
Depreciation and Amortization	(3,925)	(3,694)	(7,840)	(7,354)
Interest Expense	(5,582)	(7,196)	(11,869)	(14,343)
Net (Loss) Income	$(11,061)	$117	$(21,911)	$(8,208)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Our share of equity recorded on the joint ventures' financial statements	$7,996	$9,588
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(469)	(1,142)
Investment in Unconsolidated Joint Ventures	$7,527	$8,446

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Derivative Asset	$—	$2,514
Deferred Financing Costs	3,019	1,330
Prepaid Expenses	6,189	11,279
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,714	2,987
Deposits with Unaffiliated Third Parties	2,575	2,577
Deferred Tax Asset, Net of Valuation Allowance of $20,363 and $497, respectively	—	11,390
Property Insurance Receivable	1,788	1,788
Other	3,163	2,764
	$20,996	$38,177
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

Deferred Tax Asset – We have recorded a valuations allowance resulting in net deferred tax assets of $0 as of June 30, 2020. We have considered various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies in determining the ability to realize the benefits of our deferred tax assets. In Note 1, we also disclosed factors that have given rise to substantial doubt in our ability to continue as a going concern, which is a primary factor in our determination that a full valuation allowance against our net deferred tax assets was appropriate to record during the three months ended June 30, 2020.

Property Insurance Receivable – This category represents the amount that we expect to receive from our insurance companies for reimbursement of costs incurred as a result of water damage at The Boxer.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT
Mortgages
Mortgages payable at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Mortgage Indebtedness	$333,298	$333,948
Net Unamortized Premium	585	821
Net Unamortized Deferred Financing Costs	(2,112)	(2,489)
Mortgages Payable	$331,771	$332,280

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.16% to 6.30% as of June 30, 2020. Aggregate interest expense incurred under the mortgage loans payable totaled $3,031 and $4,077, and $6,516 and $8,067, during the three and six months ended June 30, 2020 and 2019, respectively. The impact on interest expense related to the interest rate swap contracts on mortgages resulted in expense of $552 and $585 for the three and six months ended June 30, 2020 and a decrease to interest expense of $99 and $196 for the three and six months ended June 30, 2019.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties with the exception of one mortgage were met as of June 30, 2020. The failure of meeting a minimum debt service coverage ratio requirement in this one mortgage is not considered an event of default under the loan agreement but rather, triggers a cash escrow requirement related to future debt service.

As of June 30, 2020, the maturity dates for the outstanding mortgage loans ranged from January 2021 to September 2025.

Unsecured Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The face value of the notes payable is offset by $785 and $812 as of June 30, 2020 and December 31, 2019, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 4.08% and 5.64%, and 4.45% and 5.66%, during the three and six months ended June 30, 2020 and 2019, respectively. Interest expense on Unsecured Notes Payable in the amount of $532 and $734, and $1,160 and $1,466, was recorded for the three and six months ended June 30, 2020 and 2019, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
Credit Facilities as of June 30, 2020

We maintain three credit agreements which aggregate to $950,900 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. Our credit agreement (the "Credit Agreement") provides for a $457,000 senior credit facility (“Credit Facility”). The Credit Facility consists of a $250,000 senior revolving line of credit (“Line of Credit”) and a $207,000 senior term loan ("First Term Loan"). The Credit Facility expires on August 10, 2022, and, provided no event of default has occurred, we may request that the lenders renew the Credit Facility for an additional one-year period. The Credit Facility is also expandable to $857,000 at our request, subject to the satisfaction of certain conditions.

We maintain another credit agreement which provides for a $300,000 senior term loan agreement (“Second Term Loan”) and expires on September 10, 2024.

A separate credit agreement provides for a $193,900 senior term loan agreement (“Third Term Loan” and collectively with the Credit Agreement and the Second Term Loan, the "Credit Agreements") and expires on August 2, 2021.

On April 2, 2020, the Company signed amendments to the Credit Agreements, which, among other things, changed each borrowing facility under the agreements from unsecured to secured. Additionally, the Company received $100,000 in available funds on its Line of Credit, of which $25,000 was drawn during April 2020 and $10,000 during July 2020.

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of June 30, 2020, the following hotel properties secured the amended facilities under the Credit Agreements:

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	June 30, 2020	December 31, 2019
Line of Credit	1.50% to 2.25%	$95,000	$48,000
Term Loan:
First Term Loan	1.45% to 2.20%	$207,000	$207,000
Second Term Loan	1.35% to 2.00%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		(3,303)	(3,717)
Total Term Loan		$697,597	$697,183

The Company received a waiver of Credit Facility covenants through March 31, 2021 in connection with the April 2, 2020 amendment to the Credit Agreement. Upon expiration of the covenant waiver in March 2021, the following covenant requirements will again become effective. The Credit Facility and the Term Loans include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,119,500, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:
- a fixed charge coverage ratio of not less than 1.50 to 1.00;
- a maximum leverage ratio of not more than 60%; and
- a maximum secured debt leverage ratio of 45%.

The Company recorded interest expense of $5,370 and $8,903, and $12,404 and $17,539, related to borrowings drawn on the Credit Facility and Term Loans for the three and six months ended June 30, 2020 and 2019, respectively. The impact on interest expense related to the interest rate swap contracts on the Credit Facility resulted in expense of $3,133 and $4,219 for the three and six months ended June 30, 2020 and a decrease to interest expense of $1,000 and $2,095 for the three and six months ended June 30, 2019. The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Facility and Term Loans was 4.23% and 4.17%, and 4.21% and 4.15%, for the three and six months ended June 30, 2020 and 2019, respectively.

Paycheck Protection Program Loans

During the three months ended June 30, 2020, the Company applied for and received $18,936 in loans pursuant to the Paycheck Protection Program ("the PPP") under the Coronavirus Aid, Relief, and Economic Security Act. All funds borrowed under the PPP were returned without penalty during the three months ended June 30, 2020.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three and six months ended June 30, 2020 and 2019 was $702 and $560, and $1,267 and $1,134, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
New Debt/Refinance

On April 2, 2020, we amended our Credit Agreements, which covered the Credit Facility and borrowing base of assets on the Line of Credit, to access an additional $100,000. With these amendments, we received waivers on all financial covenants through March 31, 2021. The proceeds from the borrowings drawn will be used to fund the operating expenses of the business. See "Liquidity, Capital Resources and Equity Offerings".

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
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

The components of lease costs for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$1,050	$121	$1,171	$973	$121	$1,094
Variable lease costs	8	87	95	141	88	229
Total lease costs	$1,058	$208	$1,266	$1,114	$209	$1,323

The components of lease costs for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$2,100	$242	$2,342	$1,946	$242	$2,188
Variable lease costs	21	154	175	278	159	437
Total lease costs	$2,121	$396	$2,517	$2,224	$401	$2,625

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES (CONTINUED)
Other information related to leases as of and for the six months ended June 30, 2020 and 2019 is as follows:

	June 30, 2020	June 30, 2019
Cash paid from operating cash flow for operating leases	$1,951	$2,188
Weighted average remaining lease term	64.2	64.2
Weighted average discount rate	7.86%	7.85%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and six months ended June 30, 2020 and 2019, base management fees incurred from HHMLP totaled $564 and $3,949, and $2,933 and $6,942, respectively, and are recorded as Hotel Operating Expenses. For the three and six months ended June 30, 2020 and 2019, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and six months ended June 30, 2020 and 2019 were $775 and $6,508, and $4,603 and $11,483, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and six months ended June 30, 2020 and 2019, the Company incurred accounting fees of $319 and $315, and $644 and $631, respectively. For the three and six months ended June 30, 2020 and 2019, the Company incurred information technology fees of $103 and $102, and $208 and $203, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2020 and 2019, we incurred fees of $56 and $989, and $956 and $1,513, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
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

Hotel Supplies

For the three and six months ended June 30, 2020 and 2019, we incurred charges for hotel supplies of $11 and $80, and $63 and $214, respectively. For the three and six months ended June 30, 2020 and 2019, we incurred charges for capital expenditure purchases of $176 and $3,882, and $1,056 and $4,417, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $26 and $9 is included in accounts payable for the purchase of hotel supplies at June 30, 2020 and December 31, 2019, respectively.

Insurance Services

The Company utilizes the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provides consulting and procurement services to the Company related to the placement of property and casualty insurance, placement of general liability insurance, and for claims handling for our hotel properties. The total costs of property insurance that we paid through the Hersha Group were $1,388 and $1,269, and $2,984 and $2,706, for the three and six months ended June 30, 2020 and 2019, respectively. These amounts paid to the Hersha Group include insurance premiums, which are then paid to insurance carriers, and consulting procurement fees and claims handling as compensation for services.

Restaurant Lease Agreements with Independent Restaurant Group

The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  The Company previously entered into lease agreements with Independent Restaurant Group ("IRG") for restaurants at three of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provided for a term of five years and the payment of base rents and percentage rents, which were based on IRG’s revenue in excess of defined thresholds. Effective April 1, 2020, each of these lease agreements became a management agreement between the Company and IRG, subject to the supervision of HHMLP, as property manager. At the time of the conversion of the lease agreements to management agreements there was rent due of $103, which was forgiven due to the impact of the COVID-19 pandemic on the operations of our hotels and IRG's restaurants. The total amount of revenue recognized from IRG was $0 and $143 for the six months ended June 30, 2020 and 2019, respectively.

Due From Related Parties

The due from related parties balance as of June 30, 2020 and December 31, 2019 was approximately $2,363 and $6,113, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of June 30, 2020 and December 31, 2019 was $0.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
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

As of June 30, 2020, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of June 30, 2020 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of June 30, 2020 and December 31, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	June 30, 2020	December 31, 2019

Term Loan Instruments:
Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	October 3, 2019	August 2, 2021	150,000	(1,965)	539
Credit Facility	Swap	1.316%	1-Month LIBOR + 2.20%	September 3, 2019	August 2, 2021	43,900	(563)	175
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(3,698)	(718)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(3,698)	(718)
Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	(15,695)	1,776

Mortgages:
Courtyard, LA Westside, Culver City, CA	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	—	(8)
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR +2.65%	May 1, 2018	May 1, 2021	28,000	—	—
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(2,827)	(556)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(1,438)	(169)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(1,438)	(169)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	(1,515)	23
Courtyard, LA Westside, Culver City, CA	Swap	0.495%	1-Month LIBOR + 2.75%	June 1, 2020	August 1, 2021	35,000	(134)	—
							$(32,971)	$175
On June 1, 2020, we entered into an accelerated termination agreement on the interest rate swap associated with the $35,000 mortgage debt on the Courtyard LA Westside, which had an initial maturity of August 1, 2020. Also on June 1, 2020, we entered into a new interest rate swap associated with the $35,000 mortgage on the Courtyard LA Westside, which will mature on August 1, 2021. The fair value of the old swap at the time of termination was a liability in the amount of $67. Instead of settling this amount with cash consideration at termination, the rate and terms of the new swap were such that, the fair value at termination of the old swap would carry over as the fair value of the new swap at inception. The other comprehensive income related to the old swap will be reclassified to interest expense until the date of the original maturity date of August 1, 2020.

The fair value of swaps and our interest rate caps with a positive balance is included in other assets at June 30, 2020 and December 31, 2019. The fair value of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at June 30, 2020 and December 31, 2019.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a loss of $792 and a loss of $5,234 for the three months ended June 30, 2020 and 2019, respectively, and a loss of $30,941 and a loss of $8,155 for the six months ended June 30, 2020 and 2019, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1,228 and $1,112 and $2,205 and $2,253 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three and six months ended June 30, 2020 and 2019, respectively. For the next twelve months ending June 30, 2021, we estimate that an additional $14,197 will be reclassified as an increase to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2020, the carrying value and estimated fair value of our debt were $1,175,131 and $1,150,217 respectively. As of December 31, 2019, the carrying value and estimated fair value of our debt were $1,128,199 and $1,098,082, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
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

A summary of our share based compensation activity from January 1, 2020 to June 30, 2020 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Balance as of December 31, 2019	441,201	$17.99	92,102	$17.07	—

Granted	1,101,924	5.23	135,740	5.21	—	N/A
Vested	(120,459)	5.23	(75,384)	12.74	—	N/A
Forfeited	—	N/A	(113)	18.00	—	N/A

Unvested Balance as of June 30, 2020	1,422,666	$9.19	152,345	$8.65	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense for the three and six months ended June 30, 2020 and 2019 and unearned compensation as of June 30, 2020 and December 31, 2019:

	Share Based Compensation Expense				Unearned Compensation
	For the Three Months Ended		For the Six Months Ended		As of
	6/30/2020	6/30/2019	6/30/2020	6/30/2019	6/30/2020	12/31/2019

Issued Awards
LTIP Unit Awards	$1,142	$1,428	$2,951	$2,791	$4,179	$2,878
Restricted Share Awards	342	459	674	795	1,080	1,051
Share Awards	—	402	—	402	—	—
Unissued Awards
Market Based	315	430	630	689	2,110	2,739
Performance Based	—	755	—	755	—	—

Total	$1,799	$3,474	$4,255	$5,432	$7,369	$6,668

The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.5 years for LTIP Unit Awards and 0.9 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2020	2021	2022	2023

LTIP Unit Awards	524,540	898,126	—	—
Restricted Share Awards	3,784	144,376	3,654	531

	528,324	1,042,502	3,654	531

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NUMERATOR:
Basic and Diluted*
Net (Loss) Income	$(71,780)	$5,559	$(97,752)	$(2,323)
Loss allocated to Noncontrolling Interests	10,360	41	13,257	1,264
Distributions to Preferred Shareholders	(6,044)	(6,043)	(12,088)	(12,087)
Dividends Paid on Unvested Restricted Shares and LTIP Units	—	(271)	—	(553)
Net Loss applicable to Common Shareholders	$(67,464)	$(714)	$(96,583)	$(13,699)

DENOMINATOR:
Weighted average number of common shares - basic	38,609,922	39,127,385	38,587,011	39,121,421
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—	—	—
Contingently Issued Shares and Units	—	—	—	—
Weighted average number of common shares - diluted	38,609,922	39,127,385	38,587,011	39,121,421
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the six months ended June 30, 2020 and 2019 totaled $21,488 and $27,802 respectively. Net Cash paid on Interest Rate Derivative contracts during the six months ended June 30, 2020 and 2019 totaled $1,505 and $(2,443) respectively. Cash paid for income taxes during the six months ended June 30, 2020 and 2019 totaled $233 and $466, respectively. The following non-cash investing and financing activities occurred during the six months ended June 30, 2020 and 2019:

	2020	2019
Common Shares issued as part of the Dividend Reinvestment Plan	$14	$42
Issuance of share based payments	6,404	12,119
Accrued payables for capital expenditures placed into service	1,398	1,268
Adjustment to Record Noncontrolling Interest at Redemption Value	(3,196)	148
Adjustment to Record Right of Use Asset & Lease Liability	—	55,515

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019:

	2020	2019
Cash and cash equivalents	$23,228	$36,780
Escrowed cash	7,374	10,767
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$30,602	$47,547

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in our subsequent Quarterly Reports on Form 10-Q, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

● our business or investment strategy;
● our projected operating results;
● our distribution policy;
● our liquidity;
● completion of any pending transactions;
● our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements or refinance or extend the maturity of existing financing arrangements as they come due;
● our understanding of our competition;
● market trends;
● projected capital expenditures;
● the impact of and changes to various government programs, including in response to novel coronavirus, or COVID-19;
● the timing of the development of any effective cure or treatment for COVID-19;
● our access to capital on the terms and timing we expect;
● the restoration of public confidence in domestic and international travel;
● permanent structural changes in demand for conference centers by business and leisure clientele;
● our ability to dispose of selected hotel properties on the terms and timing we expect, if at all; and
● our ability to reopen our nonoperational hotels on the terms and timing we expect, if at all;

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

Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus on the United States, regional and global economies, the broader financial markets, our customers and employees, governmental responses thereto and the operation changes we have and may implement in response thereto. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below.

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
● decreased international travel because of geopolitical events, including terrorism and current U.S. government policies such as immigration policies, border closings, and travel bans related to COVID-19;
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
● risks associated with potential dispositions of hotel properties;
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
● the current COVID-19 pandemic had, and will continue to have, adverse effects on our financial conditions, results of operations, cash flows, and performance for an indefinite period of time. Future pandemics may also have adverse effects on our financial condition, results of operations, cash flows, and performance;
● world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels; and
● the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors,” in our subsequent Quarterly Reports on Form 10-Q and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of June 30, 2020, we owned interests in 48 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 38 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 9 hotels owned through unconsolidated joint ventures. We also entered into a joint venture during the third quarter of 2018 that is constructing a new hotel adjacent to two existing hotels partially owned by us through separate, unconsolidated joint venture interests. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2020, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

At the beginning of the year, we expected that we would achieve operating results for 2020 that would outperform other market participants due to the strong performance anticipated from newly renovated and upgraded hotels in our portfolio, primarily led by our hotels in South Florida. We started 2020 off on solid footing with our comparable portfolio achieving RevPAR growth through the end of February 2020 but this was quickly erased as a result of the global economic slowdown caused by the COVID-19 pandemic. As a result of the pandemic and subsequent government mandates and health official recommendations, hotel demand was substantially reduced across the United States.

Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we originally closed 21 of our 48 hotels properties and dramatically reduced staffing. As of June 30, 2020, we had 32 hotels operating while 16 hotels remained closed. We had 21 of our wholly-owned hotels that have been opened for the entirety of the second quarter of 2020, and these hotels experienced increased occupancy levels during the second quarter of 2020, including our open New York City hotels, which generated 61% occupancy. While travel restrictions have slowly eased in a few markets and leisure demand began to recover late in the second quarter, group and business travel are unlikely to rebound quickly. As of August 1, 2020 we had 33 hotels open and by the end of the third quarter 2020, we anticipate having 44 of our 48 hotels open assuming there is no significant increase in COVID-19 cases or government mandated closures.

In addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. The suspension of our common and preferred dividends, which is expected to last through at least the end of 2020, is expected to reduce our cash expenditures by $72.5 million on an annualized basis when compared to dividends we declared in 2019. We have also deferred certain planned capital expenditures for 2020 with an anticipated cash savings of between $10.0 million to $15.0 million for 2020. In April 2020, we amended our existing Credit Facility, which granted us a waiver of our covenants under the Credit Facility through March 31, 2021 and provided us with additional availability under the Credit Facility of $100 million, of which $25,000 was drawn in April 2020 and $10,000 during July 2020.

The manner in which the ongoing COVID-19 pandemic will be resolved or the manner that the hospitality and tourism industries will return to historical performance norms, and whether the economy will contract or grow are not reasonably predictable. As a result, there can be no assurances that we will be able achieve the hotel operating metrics or the results at our properties we have forecasted. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 in our subsequent Quarterly Reports on Form 10-Q, and other documents that we may file with the SEC in the future, including this Quarterly Report on Form 10-Q. We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended June 30, 2020 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended June 30, 2020 and 2019. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $130,101, or 88.2%, to $17,412 for the three months ended June 30, 2020 compared to $147,513 for the same period in 2019.  This decrease is attributable to the reduction in operations across our portfolio due to the decrease in demand caused by the COVID-19 pandemic. Management expects hotel operating revenues to remain at a decreased level until business and leisure activities return to pre-pandemic levels, which we have no way to predict at this time.

Expenses

Total hotel operating expenses decreased 77.8% to approximately $18,378 for the three months ended June 30, 2020 from $82,610 for the three months ended June 30, 2019. The decrease in hotel operating expenses can be explained by the temporary closure of certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic.

Depreciation and amortization increased by 1.5%, or $358, to $24,322 for the three months ended June 30, 2020 from $23,964 for the three months ended June 30, 2019.

Real estate and personal property tax and property insurance increased $972, or 10.8%, for the three months ended June 30, 2020 when compared to the same period in 2019. This increase is mostly related to increased real estate tax that had been re-assessed by the applicable taxing authority, resulting in increases in real estate tax expense for the quarter as we had to cumulatively catch up, in certain instances, our estimated tax accruals at the time of the new assessment receipt during the quarter. We typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense decreased by 48.3%, or approximately $3,913, from $8,100 in the three months ended June 30, 2019 to $4,187 for the same period in 2020. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Execution of our cost containment strategies resulted in a decrease of $2,235 in our payroll and other administrative costs. Expenses related to non-cash share based compensation decreased $1,675 when comparing the three months ended June 30, 2020 to the same period in 2019. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating Loss for the three months ended June 30, 2020 was $41,542 compared to operating income of $22,716 during the same period in 2019. Our operating loss for the second quarter 2020 compared to operating income for the same period in 2019 was largely the result of the second quarter of 2020 hotel operating revenues decreasing at a larger rate than hotel operating expenses, both of which are the result of decreased operations across our portfolio due to the COVID-19 pandemic. Additionally, we experienced increases in real estate taxes and insurance, and depreciation and amortization expense during the second quarter of 2020 compared to 2019.

Interest Expense

Interest expense increased $156 from $13,325 for the three months ended June 30, 2019 to $13,481 for the three months ended June 30, 2020. The balance of our borrowings, excluding discounts and deferred costs, have increased by $57,036 in total between June 30, 2019 and June 30, 2020, as we drew $58,000, net on our Line of Credit and had a net decrease in mortgages payable of $963. The primary driver of our increased interest expense is due to increases in overall balance; however, the decrease in weighted average interest rates related to our Credit Facility almost offset the increase due to balance growth.

Loss from Impairment of Assets

During the three months ended June 30, 2020, the Company recorded an impairment charge of $1,069 related to the Duane Street Hotel, which is held for sale as of June 30, 2020. During the second quarter of 2020, the Company amended the purchase and sale agreement with the buyer of the hotel to reduce the purchase price by $2,000. As a result of the reduced sales price and after consideration of selling costs to the Company, management determined that the carrying value of the hotel exceeded the anticipated net proceeds from sale, resulting in the impairment charge.

Income Tax Expense

During the three months ended June 30, 2020, the Company recorded an income tax expense of $15,872 compared to an income tax expense of $4,031 for the three months ended June 30, 2019. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe it is no longer more likely than not that we will realize our deferred tax assets. During the three months ended June 30, 2020 we recorded a valuation allowance of $19,866 resulting in net deferred tax assets of $0 as of June 30, 2020.  The amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended June 30, 2020 was $67,464 compared to net loss of $443 during the same period in 2019. This increase in loss was primarily related to the decreased operating income and increased income tax expense during the three months ended June 30, 2020, as discussed above. Partially offsetting the increase is loss being absorbed by the noncontrolling interests.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the six months ended June 30, 2020 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the six months ended June 30, 2020 and 2019. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $154,806, or 59.1%, to $107,350 for the six months ended June 30, 2020 compared to $262,156 for the same period in 2019.  This decrease is attributable to the reduction in operations across our portfolio due to the decrease in demand caused by the COVID-19 pandemic. During the six months ended June 30, 2020, our hotel portfolio experienced a decrease in RevPAR as a result of local stay-at-home orders and business restrictions implemented by local governments and national restrictions on travel. Management expects hotel operating revenues to remain at a decreased level until business and leisure activities return to pre-pandemic levels, which we have no way to predict at this time.

Expenses

Total hotel operating expenses decreased 46.8% to approximately $83,897 for the six months ended June 30, 2020 from $157,721 for the six months ended June 30, 2019. The decrease in hotel operating expenses can be explained by the temporary closure of certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic.

Depreciation and amortization increased by 0.9%, or $418, to $48,510 for the six months ended June 30, 2020 from $48,092 for the six months ended June 30, 2019.

Real estate and personal property tax and property insurance increased $1,517, or 8.2%, for the six months ended June 30, 2020 when compared to the same period in 2019. This increase is mostly related to increased real estate tax that had been re-assessed by the applicable taxing authority, resulting in increases in real estate tax expense for the quarter as we had to cumulatively catch up, in certain instances, our estimated tax accruals at the time of the new assessment receipt during the quarter. We typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals.

General and administrative expense decreased by 26.9%, or approximately $3,679, from $13,700 in the six months ended June 30, 2019 to $10,021 for the same period in 2020. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Execution of our cost containment strategies resulted in a decrease of $2,517 in our payroll and other administrative costs. Expenses related to non-cash share based compensation decreased $1,177 when comparing the six months ended June 30, 2020 to the same period in 2019. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating Loss for the six months ended June 30, 2020 was $57,951 compared to operating income of $22,163 during the same period in 2019. Our operating loss for the first half of 2020 compared to operating income during the same period in 2019 was largely the result of hotel operating revenues for the six months ended June 30, 2020 decreasing at a larger rate than hotel operating expenses, both of which are the result of decreased operations across our portfolio due to the

COVID-19 pandemic. Additionally, we experienced increases in real estate taxes and insurance, and depreciation and amortization expense during the first half of 2020 compared to 2019.

Interest Expense

Interest expense increased $265 from $26,223 for the six months ended June 30, 2019 to $26,488 for the six months ended June 30, 2020. The balance of our borrowings, excluding discounts and deferred costs, have increased by $57,036 in total between June 30, 2019 and June 30, 2020, as we drew $58,000, net on our Line of Credit and had a net decrease in mortgages payable of $963. The primary driver of our increased interest expense is due to increases in overall balance; however, the decrease in weighted average interest rates related to our Credit Facility almost fully offset the increase due to balance growth.

Loss from Impairment of Assets

During the six months ended June 30, 2020, the Company recorded an impairment charge of $1,069 related to the Duane Street Hotel, which is held for sale as of June 30, 2020. During the second quarter of 2020, the Company amended the purchase and sale agreement with the buyer of the hotel to reduce the purchase price by $2,000. As a result of the reduced sales price and after consideration of selling costs to the Company, management determined that the carrying value of the hotel exceeded the anticipated net proceeds from sale, resulting in the impairment charge.

Income Tax Expense

During the six months ended June 30, 2020, the Company recorded an income tax expense of $11,374 compared to an income tax benefit of $1,233 for the six months ended June 30, 2019. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe it is no longer more likely than not that we will realize our deferred tax assets. During the three months ended June 30, 2020 we recorded a valuation allowance of $19,866 resulting in net deferred tax assets of $0 as of June 30, 2020.  The amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the six months ended June 30, 2020 was $96,583 compared to net loss of $13,146 during the same period in 2019, resulting in an increased loss of $83,437. This increase in loss was primarily related to the decreased operating income and increased income tax expense during the first half of 2020, as discussed above. Partially offsetting the increase in loss is the increase in loss being absorbed by the noncontrolling interests.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

We started 2020 off on solid footing with our comparable portfolio achieving RevPAR growth through the end of February 2020, but this was quickly erased as a result of the global economic slowdown caused by the COVID-19 pandemic. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was substantially reduced across the United States. Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we initially closed 21 of our 48 hotel properties and dramatically reduced staffing. As of June 30, 2020, we had 32 hotels open while 16 hotels remained closed. For 21 of our wholly-owned hotels that have been open for the entirety of the second quarter, we experienced increased occupancy levels during the second quarter of 2020 with our New York City hotels generating 61% occupancy during the second quarter. While travel restrictions have slowly eased in a few markets and leisure demand began to recover late in the second quarter, group and business travel are unlikely to rebound quickly. As of August 1, 2020 we had 33 hotels open and by the end of the third quarter 2020, we anticipate having 44 of our 48 hotels open assuming there is no significant increase in COVID-19 cases or government-mandated closures.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of June 30, 2020, with the exception of one mortgage. This covenant failure was the result of a failure to maintain a minimum debt service coverage ratio at the mortgaged hotel. This covenant failure does not result in an event of default; rather, it triggers certain cash escrow requirements at the property.

We have debt facilities in the aggregate of $950,900 which is comprised of a $457,000 senior credit facility and two term loans totaling $493,900. The credit facility (“Credit Facility”) contains a $207,000 term loan (“First Term Loan”) and a $250,000 revolving line of credit (“Line of Credit”). This Credit Facility expires on August 10, 2022 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable by $400,000 at our request, subject to the satisfaction of certain conditions. Our two additional term loans are $300,000 (“Second Term Loan”) and $193,900 (“Third Term Loan”), which mature on September 10, 2024 and August 2, 2021, respectively.

On April 2, 2020, we amended our existing Credit Agreement and received $100,000 in available funds on our Line of Credit, of which we drew $25,000 during April 2020 and $10,000 during July 2020. The amendment provided a waiver of covenants under our Credit Facility through March 31, 2021 and changed the Credit Facility from an unsecured borrowing facility to a secured borrowing facility. If we would breach certain of our Credit Facility covenants when measured for the period ended June 30, 2021, Management’s primary mitigation plan to avoid a default is to obtain a further waiver from its creditors or amend the Credit Facility in a manner to avoid an event of default. As of June 30, 2020, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $95,000 outstanding under the Line of Credit.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2020, we have $0 of mortgage indebtedness maturing on or before December 31, 2020. We have one mortgage borrowing in the amount of $25,000 that will mature within the next twelve months, which we expect to be able to extend the maturity based on the provisions within the existing mortgage or refinance the mortgage. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

In addition to the incurrence of debt and the offering of equity securities, dispositions of property may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets or from sales of hotels. Capital from these types of transactions is intended to be utilized to pay down existing debt. As of June 30, 2020, we are not under any requirement to sell any properties as a matter of meeting debt obligations.

Acquisitions

During the six months ended June 30, 2020, we acquired no hotel properties. Given the current economic downturn and challenging operating environment facing the lodging industry, we are not currently exploring hotel acquisition opportunities as we focus on maintaining liquidity or reducing debt obligations, when possible. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Operating Liquidity and Capital Expenditures

As we find ourselves operating in a severely reduced capacity with 16 of our hotels temporarily closed due to decreased demand as a result of the COVID-19 pandemic, we expect to meet our short-term liquidity requirements generally through existing cash balances and borrowings under the Line of Credit. The ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic. While we believe that the net cash provided by borrowings drawn on the Line of Credit and any cash provided by operations in the coming year will be adequate to fund the Company’s operating requirements and monthly recurring debt service, we cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have not previously experienced such an abrupt and drastic reduction in hotel demand. The magnitude, duration, and speed of the pandemic is uncertain and, as a consequence, our ability to be predictive is uncertain and we cannot estimate the impact on our business, financial condition, or operating results with reasonable certainty. We have cancelled the payment of dividends for the first and second quarter of 2020 and anticipate not paying dividends for the remainder of 2020. Based on remaining funds available to us on our Line of Credit, along with cost savings measures throughout our operations, we believe that we will be able to generate sufficient liquidity to satisfy our obligations for the next twelve months, absent a breach of Credit Facility covenants.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee if and when we will continue to make distributions to our shareholders. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter in a normal operating period. Our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and will determine when we are able to reinstate the dividend. Net cash used by operating activities for the six months ended June 30, 2020 was $16,357 and cash used for the payment of distributions and dividends for the six months ended June 30, 2020 was $18,051, which related to the dividend declared during the fourth quarter of 2019.

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
Spending on capital improvements during the six months ended June 30, 2020 decreased when compared to spending on capital improvements during the six months ended June 30, 2019. During the six months ended June 30, 2020, we spent $15,612 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $21,230 during the same period in 2019. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. In an effort to properly manage liquidity in the current operating environment we are completing projects previously commenced and have deferred all other capital expenditure projects for the remainder of the year.

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

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2020 and 2019

Net cash provided by operating activities decreased $63,228 from $46,871 for the six months ended June 30, 2019 to cash used by operating activities of $16,357 for the comparable period in 2020. In addition to the change in net income adjusted for non-cash items, the following items are the other contributing factors for the change in operating cash flow.

•Distributions received from unconsolidated joint ventures operations totaled $478 for the six months ended June 30, 2019 with no such proceeds in 2020.
•The remaining change in operating cash flows related to net changes in working capital assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2020 was $16,191 compared to net cash used in investing activities of $24,675 for the six months ended June 30, 2019. The following items are the major contributing factors for the change in investing cash flows:

•An increase in comparative cash flows of $5,618 related to a decrease in spending on capital expenditures for the six months ended June 30, 2020 compared to 2019.
•An increase in comparative cash flows of $3,400 related to a contribution of $600 to unconsolidated joint ventures for the six months ended June 30, 2020 compared to contributions of $4,000 made for the comparative period in 2019.
•A decrease in comparative cash flows of $1,022 related to distributions received from unconsolidated joint ventures during the six months ended June 30, 2019. No such distributions were received during 2020.

Net cash provided by financing activities for the six months ended June 30, 2020 was $26,165 compared to net cash used in financing activities for the six months ended June 30, 2019 of $15,432. The following items are the major contributing factors for the change in financing cash flows:

•An increase in comparative cash flows as we drew $20,000 more on our Line of Credit during the six months ended June 30, 2020 when compared to the same period in 2019.
•An increase in comparative cash flows of $4,624 related to the repurchase on common shares. During the six months ended June 30, 2019, we repurchased $4,624 in common shares. We had no such repurchases during 2020.
•An increase in comparative cash flows of $18,387 related to dividends paid. During the six months ended June 30, 2020 we paid $18,051 in dividends compared to $36,438 for the comparative period in 2019.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net loss applicable to common shareholders	$(69,608)	$(443)	$(98,727)	$(13,146)
Loss allocated to noncontrolling interest	(8,216)	(41)	(11,113)	(1,264)
Loss (income) from unconsolidated joint ventures	502	(299)	1,520	(480)
Loss from impairment of depreciable assets	1,069	—	1,069	—
Depreciation and amortization	24,322	23,964	48,510	48,092
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	(51,931)	23,181	(58,741)	33,202

(Loss) income from unconsolidated joint ventures	(502)	299	(1,520)	480
Unrecognized pro rata interest in loss (1)	(512)	(35)	(361)	(3,008)
Depreciation and amortization of difference between purchase price and historical cost (2)	21	23	42	47
Interest in depreciation and amortization of unconsolidated joint ventures (3)	393	1,292	795	2,574
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	(600)	1,579	(1,044)	93

Funds from Operations applicable to common shareholders and Partnership Units	$(52,531)	$24,760	$(59,785)	$33,295

Weighted Average Common Shares and Common Units
Basic	38,609,922	39,127,385	38,587,011	39,121,421
Diluted	43,286,310	43,443,916	43,426,465	43,396,004
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

INFLATION

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates. Additionally, our management companies will face challenges to raise room rates to reflect the impact of inflation until there is a substantial economic recovery from the COVID-19 pandemic.

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

As of June 30, 2020, based on our analysis and given consideration to the impairment charge taken on one of our hotels held for sale, we have determined that the estimated future cash flow of each of the properties in our portfolio was sufficient to recover its carrying value.

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

We have not entered into any contract modifications yet, as it directly relates to reference rate reform but we anticipate having to undertake such modifications in the future as a majority of our contracts with lenders and hedging counterparties are indexed to LIBOR. While we anticipate the impact of this update may benefit the Company, we are still evaluating the overall impact to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2020, we are exposed to interest rate risk with respect to variable rate borrowings under our Line of Credit, certain variable rate mortgages, and notes payable. As of June 30, 2020, we had total variable rate debt outstanding of $199,548 with a weighted average interest rate of 3.04%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2020 would be an increase or decrease in our interest expense for the three and six months ended June 30, 2020 of $490 and $911, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of June 30, 2020, we have an interest rate cap related to debt on the Annapolis Waterfront Hotel, MD and we have ten interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Courtyard, LA Westside, Culver City, CA; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2020, approximately 85.5% of our outstanding consolidated long-term indebtedness was subject to fixed rates or effectively capped, while 14.5% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR, and we acknowledge that in 2021, the financial institutions that produce the LIBOR indexes are expected to discontinue that practice. We are currently evaluating the impact this will have on our financial results and liquidity and will continue to work with our lenders to find a suitable resolution for our LIBOR-based debt.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2020 to be approximately $1,123,707 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2020 to be approximately $1,177,680.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2020, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$932	$505,385	$437,049	$37,831	$981,197
Weighted Average Interest Rate	3.83%	3.83%	3.79%	4.72%	4.04%

Floating Rate Debt	$—	$26,045	$26,955	$51,548	$104,548
Weighted Average Interest Rate	—	3.04%	3.09%	3.16%	3.03%
	$932	$531,430	$464,004	$89,379	$1,085,745

Line of Credit	$—	$95,000	$—	$—	$95,000
Weighted Average Interest Rate	—	2.41%	—	—	2.41%
	$932	$626,430	$464,004	$89,379	$1,180,745

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2020.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The global pandemic caused by the coronavirus known as COVID-19 has had, and is continuing to have, a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility during the first and second quarters of 2020, which is expected to continue over upcoming quarters. Globally and throughout the United States, federal, state, and local governments have instituted quarantines, domestic and international travel restrictions and advisories, school closings, "shelter in place" orders, social distancing efforts, limits on gathering size and restrictions on types of businesses that may continue operations. These restrictions have had, and continue to have, a severe impact on the U.S. lodging industry and many of our hotels have suspended operations while others continue to operate at a significantly reduced occupancy.

The following factors should be considered because the COVID-19 pandemic has significantly adversely affected, and continues to affect, the ability of our hotel managers to successfully operate our hotels and has had, and continues to have, a significant adverse effect on our financial condition, results of operations and cash flows due to, among other factors:

•a complete suspension or significant reduction of operations at many of our properties;
•a variety of factors related to the coronavirus have caused, and continue to cause, a sharp decline in group, business and leisure travel, including but not limited to (i) restrictions on travel mandated by governmental entities or voluntarily imposed by employers, (ii) the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19;
•travelers have been, and continue to be, wary to travel where, or because, they may view the risk of contagion as increased and contagion or virus-related deaths linked or alleged to be linked to travel to our properties, whether accurate or not, may injure our reputation;
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
•employee or guest assertions that our properties were not adequately cleaned or that adequate safeguards were not in place to prevent contact with employees or guests may result in liabilities; and

•the reduction in our cash flows has caused the indefinite suspension of dividends and could impact our ability to pay dividends to our stockholders at expected levels in the future.

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

The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are included in Part 1-Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Annual Report"), including, but not limited to, those factors listed under “Risks Related to the Economy and Credit Markets” and “Risks Related to the Hotel Industry” and in our subsequent Quarterly Reports on Form 10-Q. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report and in our subsequent Quarterly Reports on Form 10-Q are uncertain.

We may be unsuccessful in obtaining a waiver or amendment to our Credit Agreement, specifically with respect to the Credit Facility covenants, prior to certain covenants being measured for the period ending June 30, 2021. The failure to obtain such a waiver or amendment, or otherwise repay the debt, probably will lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern.

The covenant waivers on our Credit Facility extend through March 31, 2021. Absent additional amendments to our Credit Agreement, however, we believe that it is probable we will breach certain of our Credit Facility covenants when measured for the period ended June 30, 2021. This potential event of default could lead to potential acceleration of amounts due under the Credit Facility. Notwithstanding our belief that we probably will be successful in renegotiating the terms of our Credit Facility prior to an event of default, we believe that we will continue to have access to the capital markets. Also, we could choose to raise cash by selling hotel properties, although there can be no assurances we would be successful on terms favorable to us.

Management’s primary mitigation plan to avoid a default under its Credit Agreement is to obtain a further waiver from its creditors or amend the Credit Facility in a manner to avoid an event of default. There can be no assurances that we will be able to obtain a waiver or amendment in a timely manner, or on acceptable terms, if at all. The failure to obtain a waiver or amendment, or otherwise repay the debt, could lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, on March 19, 2020, in order to preserve liquidity, we revoked our previously announced first quarter 2020 quarterly cash dividends on our common shares, 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares. The payment by us of dividends, with limited exceptions, has been prohibited under the terms of the amendments to the Credit Agreements entered into on April 2, 2020. Unpaid dividends on our Series B and Series C Preferred Stock accumulate without interest. Unpaid dividends on our preferred shares shall accrue without interest. No cash dividends may be paid on our common shares unless all accrued but unpaid dividends on our preferred shares have been (or contemporaneously are) declared and paid, or declared and a sum sufficient for such payment has been set apart for payment for all past dividend periods. As of the date of this report, the total arrearage of unpaid cash dividends due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares is $2,578,200, $6,257,632 and $3,251,230, respectively.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Third Amended and Restated Employment Agreements

On August 3, 2020, the Company entered into amended and restated employment agreements (each, an “employment agreement,” and collectively, the “employment agreements”) with Hasu P. Shah (Chairman), Jay H. Shah (Chief Executive Officer), Neil H. Shah (President and Chief Operating Officer), Ashish R. Parikh (Chief Financial Officer) and Michael R. Gillespie (Chief Accounting Officer) (each, an “Applicable Employee,” and collectively, the “Applicable Employees”) replacing the prior agreements with each Applicable Employee. The form of employment agreement is filed as an exhibit to this report on Form 10-Q and the following summary is qualified in its entirety by the terms set forth therein. Each employment agreement is for an initial term through December 31, 2022, and thereafter will renew for successive one year periods unless terminated by the Company.

Each employment agreement provides for the payment of a minimum annual base salary to an Applicable Employee, subject to any increase approved by the Board of Trustees. In addition, each Applicable Employee is eligible to receive other incentive compensation, including but not limited to, grants of stock options or common shares. Each of the employment agreements also contains certain confidentiality, non-competition and non-recruitment provisions.

Each of the employment agreements provides for cash payments and the provision of other benefits to the Applicable Employee upon the occurrence of certain triggers. These triggers include the Applicable Employee’s voluntary termination, the Applicable Employee’s termination without cause (other than a termination without cause during the 12-month period following a change of control), the Applicable Employee’s termination with cause, the Applicable Employee’s death or disability and the Applicable Employee’s termination without cause or resignation for good reason within 12 months of a change of control. Certain compensation calculations are described below. All capitalized terms not defined herein shall have the meanings ascribed to them in the respective employment agreement.

With respect to a Termination without Cause (other than a Termination without Cause during the 12-month period following a Change of Control), for each of the Applicable Employees, the termination without cause calculation includes the following:

•all Base Salary payable and expenses reimbursable to the Executive by the Company, each through the date of the termination;
•12 months of Base Salary;
•the maximum annual bonus under the Company’s STIP that the employee could earn for the year that includes the date of termination;
•full accelerated vesting of the employee’s time-based and performance-based outstanding and unvested awards (including outstanding LTIP Awards) granted under the Equity Plan, and with respect to any such awards containing performance periods that have not yet concluded, then such awards shall fully vest as though the performance conditions were achieved at target level; and
•immediate redemption by the Company of the LTIP Awards of each employee at their then fair market value.

With respect to a Termination without Cause during the 12-month period following a Change of Control, for each of the Applicable Employees the calculation includes the same compensation elements as Termination without Cause with the base salary and maximum annual bonus elements subject to a multiple for each of the Applicable Employees. The multiple for each applicable employee are as follows: Hasu P. Shah - 2.00x, Jay H. Shah - 2.99x, Neil H. Shah - 2.99x, Ashish R. Parikh - 2.00x, and Michael R. Gillespie - 1.00x.

2020 Executive Compensation Program

Our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan, as amended, (the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company. The Short Term Incentive Program ("STIP") and the Long-Term Incentive Program ("LTIP") are incentive compensation programs that align executive compensation with the performance of the Company.

2020 Short Term Incentive Program

On August 3, 2020, the Compensation Committee of our Board of Trustees (the “Compensation Committee”) approved the 2020 STIP, pursuant to which the executive officers are eligible to earn cash and equity awards based on achieving a threshold, target or maximum level of defined performance objectives for the performance period ending on December 31, 2020. The 2020 STIP objectives include the following metrics (1) liquidity generation, (2) balance sheet flexibility, (3) expense reduction measures and (4) exploration of long term strategic objectives. Amounts earned under the STIP are awarded 50% in cash and 50% in equity awards, provided that the Compensation Committee has a policy that allows the executive officers to elect to receive LTIP Units in lieu of cash payment for amounts earned under the 2020 STIP. All of our executive officers elected to receive the incentive from the 2020 STIP in LTIP Units. For payments elected in LTIP Units in lieu of cash payments, the executive officers receive a 25% premium. Equity issued under the 2020 STIP vests on the two year anniversary from the end of the performance period

Based on the unique circumstances of the COVID-19 pandemic and the timing of the adoption of the 2020 STIP, the 2020 STIP incentive ranges offer the executive officers the opportunity to earn 50% of the 2019 STIP opportunity at the target level. The table below details the amounts the executive officers may earn for threshold, target and maximum performance under the 2020 STIP as a percentage of base salary, prior to any voluntary base salary reductions taken by the executive officers:

	2020 STIP Ranges
	Threshold	Target	Maximum
Chairman	60%	70%	80%
CEO	120%	150%	190%
COO	120%	150%	190%
CFO	80%	120%	150%
CAO	80%	90%	110%

2020 Long Term Incentive Program

On August 3, 2020, the Compensation Committee approved the 2020 LTIP pursuant to which the executive officers are eligible to earn equity awards based on achieving a threshold, target or maximum level of defined market and performance objectives during the three-year performance period which commenced on January 1, 2020 and ends December 31, 2022. The shares or LTIP Units issuable under the 2020 LTIP are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room (RevPar) compared to the Company’s peer group (25.0% of the award).

The 2020 LTIP incentive ranges are consistent with the 2019 LTIP and the table below details those ranges under the 2020 LTIP as a percentage of base salary prior to any voluntary base salary reductions taken by the executive officers:

	2020 LTIP Ranges
	Threshold	Target	Maximum
Chairman	115%	140%	170%
CEO	160%	185%	210%
COO	160%	185%	210%
CFO	110%	130%	150%
CAO	35%	60%	75%

Item 6. Exhibits.

Exhibit No.
10.1	Form of Third Amended and Restated Employment Agreement, dated August 3, 2020.*+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
+	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

August 6, 2020	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)