Form 10-Q
period 2020-09-30
HERSHA HOSPITALITY TRUST
filed 2020-11-09
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the number of Class A common shares of beneficial interest outstanding was 38,843,482 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	September 30, 2020	December 31, 2019
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,883,335	$1,975,973
Investment in Unconsolidated Joint Ventures	7,082	8,446
Cash and Cash Equivalents	13,139	27,012
Escrow Deposits	7,124	9,973
Hotel Accounts Receivable	3,741	9,213
Due from Related Parties	1,910	6,113
Intangible Assets, Net of Accumulated Amortization of $6,796 and $6,545	1,786	2,137
Right of Use Assets	44,447	45,384
Other Assets	22,895	38,177
Hotel Assets Held for Sale	40,195	—
Total Assets	$2,025,654	$2,122,428

Liabilities and Equity:
Line of Credit	$115,000	$48,000
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	697,836	697,183
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,776	50,736
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	331,409	332,280
Lease Liabilities	54,042	54,548
Accounts Payable, Accrued Expenses and Other Liabilities	67,000	47,626
Dividends and Distributions Payable	—	17,058
Total Liabilities	$1,316,063	$1,247,431

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$—	$3,196

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at September 30, 2020 and December 31, 2019, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at September 30, 2020 and December 31, 2019; 38,843,482 and 38,652,650 Shares Issued and Outstanding at September 30, 2020 and December 31, 2019, respectively	389	387
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2020 and December 31, 2019	—	—
Accumulated Other Comprehensive (Loss) Income	(22,747)	1,010
Additional Paid-in Capital	1,150,057	1,144,808
Distributions in Excess of Net Income	(470,534)	(338,695)
Total Shareholders' Equity	657,312	807,657

Noncontrolling Interests (Note 1)	52,279	64,144

Total Equity	709,591	871,801

Total Liabilities and Equity	$2,025,654	$2,122,428
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Hotel Operating Revenues:
Room	$27,546	$108,909	$113,768	$319,374
Food & Beverage	2,441	15,870	12,652	48,351
Other Operating Revenues	3,734	10,140	14,651	29,350
Other Revenues	25	76	253	214
Total Revenues	33,746	134,995	141,324	397,289
Operating Expenses:
Hotel Operating Expenses:
Room	7,436	24,000	30,150	70,103
Food & Beverage	2,344	12,605	13,686	39,427
Other Operating Expenses	17,965	43,476	67,806	128,273
Hotel Ground Rent	1,062	1,228	3,183	3,452
Real Estate and Personal Property Taxes and Property Insurance	10,597	10,717	30,508	29,111
General and Administrative (including Share Based Payments of $1,936 and $2,009, and $6,191 and $7,441 for the three and nine months ended September 30, 2020 and 2019, respectively)	4,397	5,613	14,418	19,313
Loss on Impairment of Assets	—	—	1,069	—
Depreciation and Amortization	24,055	24,092	72,565	72,184
Total Operating Expenses	67,856	121,731	233,385	361,863

Operating (Loss) Income	(34,110)	13,264	(92,061)	35,426
Interest Income	1	66	39	207
Interest Expense	(13,350)	(12,935)	(39,838)	(39,158)
Other Expense	(73)	(246)	(530)	(328)
Loss on Debt Extinguishment	—	(231)	—	(265)
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(47,532)	(82)	(132,390)	(4,118)

(Loss) Income from Unconsolidated Joint Ventures	(669)	38	(2,189)	518

Loss Before Income Taxes	(48,201)	(44)	(134,579)	(3,600)

Income Tax Benefit (Expense)	28	551	(11,346)	1,784

Net (Loss) Income	(48,173)	507	(145,925)	(1,816)
Loss Allocated to Noncontrolling Interests - Common Units	5,032	442	15,093	1,554
Loss (Income) Allocated to Noncontrolling Interests - Consolidated Joint Venture	—	(340)	3,196	(188)
Preferred Distributions	(6,044)	(6,044)	(18,132)	(18,131)
Net Loss Applicable to Common Shareholders	$(49,185)	$(5,435)	$(145,768)	$(18,581)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(1.27)	$(0.15)	$(3.78)	$(0.50)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(1.27)	$(0.15)	$(3.78)	$(0.50)

Weighted Average Common Shares Outstanding:
Basic	38,639,048	38,878,818	38,604,483	39,039,665
Diluted*	38,639,048	38,878,818	38,604,483	39,039,665
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Units and Vested LTIP Units	3,959,204	3,379,354	3,913,922	3,356,033
Unvested Stock Awards and LTIP Units Outstanding	915,586	631,401	595,539	543,483
Contingently Issuable Share Awards	170,664	306,073	537,189	447,449
Total Potentially Dilutive Securities Excluded from the Denominator	5,045,454	4,316,828	5,046,650	4,346,965
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income	$(48,173)	$507	$(145,925)	$(1,816)
Other Comprehensive Loss
Change in Fair Value of Derivative Instruments	3,710	(111)	(29,435)	(6,013)
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	1,066	(1,010)	3,271	(3,263)
Total Other Comprehensive Income (Loss)	$4,776	$(1,121)	$(26,164)	$(9,276)

Comprehensive Loss	(43,397)	(614)	(172,089)	(11,092)
Less: Comprehensive Loss Attributable to Noncontrolling Interests - Common Units	4,608	532	17,503	2,289
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests - Consolidated Joint Venture	—	(340)	3,196	(188)
Less: Preferred Distributions	(6,044)	(6,044)	(18,132)	(18,131)
Comprehensive Loss Attributable to Common Shareholders	$(44,833)	$(6,466)	$(169,522)	$(27,122)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at June 30, 2020	38,789,371	388	—	14,703,214	147	1,149,291	(27,097)	(427,393)	695,336	5,381,870	55,715	751,051	—
Share Based Compensation:
Grants	54,111	1	—	—	—	—	—	—	1	10,938	—	1	—
Amortization	—	—	—	—	—	766	—	—	766		1,168	1,934	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	4,350	—	4,350	—	428	4,778	—
Net Income (Loss)	—	—	—	—	—	—	—	(43,141)	(43,141)	—	(5,032)	(48,173)	—
Balance at September 30, 2020	38,843,482	389	—	14,703,214	147	1,150,057	(22,747)	(470,534)	657,312	5,392,808	52,279	709,591	—
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at June 30, 2019	39,240,924	393	—	14,703,214	147	1,152,939	(3,285)	(302,705)	847,489	4,279,946	64,574	912,063	2,856
Repurchase of Common Shares	(659,898)	(7)	—	—	—	(9,563)	—	—	(9,570)	—	—	(9,570)	—
Dividends and Distributions declared:
Common Shares ($0.84 per share)	—	—	—	—	—	—	—	(10,810)	(10,810)	—	—	(10,810)	—
Preferred Shares	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)	—
Common Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(579)	(579)	—
LTIP Units ($0.84 per share)	—	—	—	—	—	—	—	—	—	—	(619)	(619)	—
Dividend Reinvestment Plan	389	—	—	—	—	6	—	—	6	—	—	6	—
Share Based Compensation:
Grants	28,487	—	—	—	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	—	—	722	—	—	722	—	1,427	2,149	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(1,031)	—	(1,031)	—	(90)	(1,121)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(340)	—	—	(340)	—	—	(340)	340
Net Loss	—	—	—	—	—	—	—	949	949	—	(442)	507	—
Balance at September 30, 2019	38,609,902	386	—	14,703,214	147	1,143,764	(4,316)	(318,610)	821,371	4,279,946	64,271	885,642	3,196
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2019	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801	3,196
Issuance Costs	—	—	—	—	—	(30)	—	—	(30)	—	—	(30)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	(1,007)	—
Dividend Reinvestment Plan	1,094	—	—	—	—	14	—	—	14	—	—	14	—
Share Based Compensation:
Grants	189,738	2	—	—	—	—	—	—	2	1,112,862	—	2	—
Amortization	—	—	—	—	—	2,069	—	—	2,069		5,635	7,704	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(23,757)	—	(23,757)	—	(2,407)	(26,164)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	3,196	—	—	3,196	—	—	3,196	(3,196)
Net Loss	—	—	—	—	—	—	—	(130,832)	(130,832)	—	(15,093)	(145,925)	—
Balance at September 30, 2020	38,843,482	389	—	14,703,214	147	1,150,057	(22,747)	(470,534)	657,312	5,392,808	52,279	709,591	—

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2018	39,458,626	395	—	14,703,214	147	1,155,776	4,227	(267,740)	892,805	3,749,665	62,010	954,815	2,708
Repurchase of Common Shares	(933,436)	(10)	—	—	—	(14,255)	—	—	(14,265)	—	—	(14,265)	—
Issuance Costs	—	—	—	—	—	(21)	—	—	(21)	—	—	(21)	—
Dividends and Distributions declared:
Common Shares ($0.56 per share)	—	—	—	—	—	—	—	(32,777)	(32,777)	—	—	(32,777)	—
Preferred Shares	—	—	—	—	—	—	—	(18,131)	(18,131)	—	—	(18,131)	—
Common Units ($0.56 per share)	—	—	—	—	—	—	—	—	—	—	(1,736)	(1,736)	—
LTIP Units ($0.56 per share)	—	—	—	—	—	—	—	—	—	—	(1,982)	(1,982)	—
Dividend Reinvestment Plan	2,885	—	—	—	—	48	—	—	48	—	—	48	—
Share Based Compensation:
Grants	81,827	1	—	—	—	400	—	—	401	530,281	—	401	—
Amortization	—	—	—	—	—	2,304	—	—	2,304	—	8,266	10,570	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	300
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(8,543)	—	(8,543)	—	(733)	(9,276)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	(488)	—	—	(488)	—	—	(488)	488
Net Loss	—	—	—	—	—	—	—	38	38		(1,554)	(1,516)	(300)
Balance at September 30, 2019	38,609,902	386	—	14,703,214	147	1,143,764	(4,316)	(318,610)	821,371	4,279,946	64,271	885,642	3,196

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS]

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net Loss	$(145,925)	$(1,816)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Loss from Impairment of Assets	1,069	—
Deferred Taxes	11,390	(2,126)
Depreciation	72,229	71,760
Amortization	2,200	1,613
Loss on Debt Extinguishment	—	265
Equity in Loss (Income) of Unconsolidated Joint Ventures	2,189	(518)
Distributions from Unconsolidated Joint Ventures	—	556
Loss Recognized on Change in Fair Value of Derivative Instrument	3,271	226
Share Based Compensation Expense	6,191	7,441
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	5,472	322
Other Assets	2,442	76
Due from Related Parties	4,203	(2,420)
Decrease in:
Accounts Payable, Accrued Expenses and Other Liabilities	(4,189)	(905)
Net Cash Provided by (Used in) Operating Activities	$(39,458)	$74,474

Investing Activities:
Capital Expenditures	(21,958)	(33,706)
Cash Paid for Hotel Development Projects	21	(149)
Contributions to Unconsolidated Joint Ventures	(825)	(4,000)
Distributions from Unconsolidated Joint Ventures	—	1,342
Net Cash Used in Investing Activities	$(22,762)	$(36,513)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS]

	Nine Months Ended September 30,
	2020	2019
Financing Activities:
Borrowings Under Line of Credit, Net	$67,000	$36,000
Proceeds of Unsecured Term Loan Borrowing	—	—
Repayment of Borrowings Under Unsecured Term Loan	—	—
Proceeds of Mortgages and Notes Payable	—	56,469
Principal Repayment of Mortgages and Notes Payable	(1,067)	(57,033)
Proceeds of Paycheck Protection Program ("PPP") Loans	18,936	—
Repayment of PPP Loans	(18,936)	—
Cash Paid for Deferred Financing Costs	(2,354)	(2,878)
Cash Paid for Debt Extinguishment	—	(194)
Repurchase of Common Shares	—	(14,196)
Dividends Paid on Common Shares	(10,809)	(32,960)
Dividends Paid on Preferred Shares	(6,044)	(18,130)
Distributions Paid on Common Units and LTIP Units	(1,198)	(3,570)
Other Financing Activities	(30)	(91)
Net Cash Provided by (Used in) Financing Activities	$45,498	$(36,583)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(16,722)	$1,378
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	36,985	40,783

Cash, Cash Equivalents, and Restricted Cash - End of Period	$20,263	$42,161
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of September 30, 2020, we owned an approximate 87.8% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the nine months ended September 30, 2020 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $52,279 as of September 30, 2020 and $64,144 as of December 31, 2019. As of September 30, 2020, there were 5,392,808 Common Units and LTIP Units outstanding with a fair market value of $29,876, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

We are party to a joint venture that owns the Ritz-Carlton Coconut Grove, FL, in which our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the three and nine months ended September 30, 2020, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $0. For the three and nine months ended September 30, 2019, the noncontrolling interest in the joint venture was allocated losses of $0 and $300, respectively. This is recorded as part of the Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. During the nine months ended September 30, 2020, we reclassified $3,196 from Noncontrolling Joint Venture Interest to Additional Paid in Capital to recognize the noncontrolling interest at the put option redemption value of $0.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at September 30, 2020 and December 31, 2019 are summarized as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

					Dividend Per Share
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2020	December 31, 2019	Aggregate Liquidation Preference	Distribution Rate	2020	2019
Series C	3,000,000	3,000,000	$75,000	6.875%	—	$1.2891
Series D	7,701,700	7,701,700	$192,500	6.500%	—	$1.2189
Series E	4,001,514	4,001,514	$100,000	6.500%	—	$1.2189
Total	14,703,214	14,703,214

Liquidity and Management's Plan

Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. The global impact of the pandemic has been rapidly evolving and, in the United States, certain states and cities, including most of the states and cities where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closings, "stay at home" rules and restrictions on types of business that may continue to operate. During the first quarter of 2020 as a result of the impact of the COVID-19 pandemic, we had temporarily closed 21 of our 49 hotels while our remaining hotels operated in a significantly reduced capacity. During the second quarter of 2020 we reopened 5 hotels, and during the third quarter of 2020 we reopened 8 hotels resulting in 8 hotels remaining closed as of September 30, 2020. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the lodging industry has not previously experienced such an abrupt and drastic reduction in hotel demand, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration, and speed of the pandemic is uncertain and we cannot estimate when travel demand will recover. As a consequence, we cannot estimate the impact on our business, financial condition, or operating results with reasonable certainty, but we expect a net loss on a U.S. GAAP basis for the year ending December 31, 2020. On April 2, 2020, we amended our existing Credit Agreement (as defined below) and received $100,000 in available funds on our Line of Credit (as defined below), of which we drew $25,000 during April 2020. In total we have drawn $45,000 through September 30, 2020 and an additional $11,000 during October 2020. Additionally, the amendment provided a waiver of covenants under our Credit Facility (as defined below) through March 31, 2021 and changed the Credit Facility from an unsecured borrowing facility to a secured borrowing facility. Based on this amendment along with cost savings measures throughout our operations, we currently believe that we will be able to generate sufficient liquidity to satisfy our obligations for the next twelve months, absent a breach of Credit Facility covenants described below.

At September 30, 2020, we failed our debt service coverage ratio ("DSCR") requirement related to three of our mortgage borrowings. Two of these DSCR failures trigger a cash management provision within their respective mortgages, which results in our respective lenders sweeping cash receipts from the properties into a lockbox to service debt payments. The remaining mortgage for which we failed the DSCR requirement has resulted in an event of default on the mortgage. Subsequent to September 30, 2020, we signed a debt forbearance agreement with this lender to cure the event of default through maturity on this mortgage, which is January 2021. At that time, we plan on refinancing the mortgage with a different lender, but should we be unable to secure different financing, we expect to have sufficient capacity on the line of credit to pay off this mortgage. After considering the effect of the COVID-19 pandemic on our consolidated operations, it is probable that we will fail certain financial covenants within certain property-level mortgage borrowings or under our Credit Facility within the next twelve months. We have received financial covenant waivers from certain of our mortgage lenders, which provided us relief from financial covenants for a period of time that does not extend beyond the first quarter of 2021. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

As noted above, the covenant waivers on our Credit Facility extend through March 31, 2021; however, we believe that it is probable we will breach certain of our Credit Facility covenants when measured for the period ended June 30, 2021. This potential event of default could lead to potential acceleration of amounts due under the Credit Facility. Notwithstanding our belief that we will be successful in renegotiating the terms of our Credit Facility prior to an event of default, we believe that we will continue to have access to the capital markets. Also, we could choose to raise cash by selling hotel properties, although there can be no assurances we would be successful on terms favorable to us.

Management’s primary mitigation plan to avoid a default under its Credit Agreement is to obtain a further waiver from its creditors or amend the Credit Facility in a manner to avoid an event of default. There can be no assurance that we will be able to obtain a waiver or amendment in a timely manner, or on acceptable terms, if at all. The failure to obtain a waiver or amendment, or otherwise repay the debt, could lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern. As a result, management determined that the future valuation and ability to realize the benefits of our deferred tax assets is not more likely than not and we have recorded a full valuation allowance against our net deferred tax asset as of September 30, 2020.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of hotel demand, competition and other factors. Other assumptions used in the review of recoverability include the holding period and expected terminal capitalization rate. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in hotel properties.

As of September 30, 2020, based on our analysis and giving consideration to the impairment charge taken on one of our hotels held for sale, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its respective     carrying value.

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As a result of identified structural risks of interbank offered rates, in particular, the London Interbank Offered Rate (LIBOR), reference rate reform is underway to identify alternative reference rates that are more observable or transaction based. The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The optional expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of this update that will most likely affect our financial reporting process relate to modifications of contracts with lenders and the related hedging contracts associated with each respective modified borrowing contract. In general, the provisions of the update would impact the Company by allowing, among other things, the following:

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Land	$505,156	$518,243
Buildings and Improvements	1,690,198	1,710,621
Furniture, Fixtures and Equipment	298,107	294,527
Construction in Progress	4,673	10,202
	2,498,134	2,533,593

Less Accumulated Depreciation	(614,799)	(557,620)

Total Investment in Hotel Properties *	$1,883,335	$1,975,973
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $43,462 and $44,854 at September 30, 2020 and December 31, 2019, respectively.

Acquisitions
For the nine months ended September 30, 2020 and 2019, we acquired no hotel properties.

Hotel Dispositions
For the nine months ended September 30, 2020 and 2019, we disposed of no hotel properties.

During October 2020, the Company entered into a purchase and sale agreement with an unrelated third party to sell the Sheraton Wilmington for a sales price of $19,500. The sale is expected to close in the fourth quarter of 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Assets Held For Sale
We have classified two assets as held for sale as of September 30, 2020. The sales of Duane Street Hotel and Blue Moon Hotel are expected to close in the first half of 2021 and are included as held for sale assets as of September 30, 2020. During the second quarter of 2020, the Company amended the purchase and sale agreement with the buyer of the Duane Street Hotel to reduce the purchase price by $2,000. As a result of the reduced sales price and after consideration of selling costs to the Company, management determined that the carrying value of the hotel exceeded the anticipated net proceeds from sale, resulting in a $1,069 impairment charge recorded during the second quarter of 2020.
The table below shows the balances for the properties that were classified as assets held for sale as of September 30, 2020.

September 30, 2020

Land	$13,087
Buildings and Improvements	35,492
Furniture, Fixtures and Equipment	6,433
55,012

Less Accumulated Depreciation	(14,817)

Assets Held for Sale	$40,195

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2020 and December 31, 2019, our investment in unconsolidated joint ventures consisted of the following:

		Percent
Joint Venture	Hotel Properties	Owned	September 30, 2020	December 31, 2019

Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31%	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%	322	1,434
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%	—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%	6,760	7,012
			$7,082	$8,446

On January 3, 2020, we entered into an agreement with our joint venture partner for our partner to purchase our membership interests in Hiren Boston, LLC and SB Partners, LLC. Net proceeds from the sale of our interests are anticipated to be approximately $24,000 and this transaction is expected to close during the first half of 2021.

Income/Loss Allocation

As of September 30, 2020, based on the income allocation methodology within Cindat Hersha Owner JV, LLC, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture. This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Income (loss) recognized during the three and nine months ended September 30, 2020 and 2019, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cindat Hersha Owner JV, LLC	$—	$—	$—	$—
Hiren Boston, LLC	(457)	79	(1,337)	217
SB Partners, LLC	—	—	(600)	375
SB Partners Three, LLC	(212)	(41)	(252)	(74)
(Loss) Income from Unconsolidated Joint Venture Investments	$(669)	$38	$(2,189)	$518

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019.

Balance Sheets

	September 30, 2020	December 31, 2019
Assets
Investment in Hotel Properties, Net	$585,369	$579,287
Other Assets	24,381	33,891
Total Assets	$609,750	$613,178

Liabilities and Equity
Mortgages and Notes Payable	$449,952	$430,282
Other Liabilities	27,646	19,185
Equity:
Hersha Hospitality Trust	6,859	9,588
Joint Venture Partner(s)	125,657	154,998
Accumulated Other Comprehensive Loss	(364)	(875)
Total Equity	132,152	163,711

Total Liabilities and Equity	$609,750	$613,178

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Room Revenue	$4,035	$25,098	$20,966	$68,444
Other Revenue	122	604	909	1,848
Operating Expenses	(3,621)	(12,142)	(15,234)	(34,063)
Lease Expense	(170)	(164)	(524)	(529)
Property Taxes and Insurance	(3,282)	(3,161)	(9,720)	(9,264)
General and Administrative	(567)	(1,603)	(2,083)	(4,314)
Depreciation and Amortization	(3,972)	(3,731)	(11,812)	(11,085)
Interest Expense	(5,487)	(7,038)	(17,356)	(21,381)
Net Loss	$(12,942)	$(2,137)	$(34,854)	$(10,344)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Our share of equity recorded on the joint ventures' financial statements	$6,859	$9,588
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	223	(1,142)
Investment in Unconsolidated Joint Ventures	$7,082	$8,446

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Derivative Asset	$—	$2,514
Deferred Financing Costs	2,625	1,330
Prepaid Expenses	8,727	11,279
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,643	2,987
Deposits with Unaffiliated Third Parties	2,565	2,577
Deferred Tax Asset, Net of Valuation Allowance of $22,411 and $497, respectively	—	11,390
Property Insurance Receivable	1,038	1,788
Other	3,749	2,764
	$22,895	$38,177
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

Deferred Tax Asset – We have recorded a valuation allowance resulting in net deferred tax assets of $0 as of September 30, 2020. We have considered various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies in determining the ability to realize the benefits of our deferred tax assets. In Note 1, we also disclosed factors that have given rise to substantial doubt in our ability to continue as a going concern, which is a primary factor in our determination that a full valuation allowance against our net deferred tax asset was appropriate to record during the nine months ended September 30, 2020.

Property Insurance Receivable – This category represents the amount that we expect to receive from our insurance companies for reimbursement of costs incurred as a result of water damage at The Boxer.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT
Mortgages
Mortgages payable at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Mortgage Indebtedness	$332,881	$333,948
Net Unamortized Premium	469	821
Net Unamortized Deferred Financing Costs	(1,941)	(2,489)
Mortgages Payable	$331,409	$332,280

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.15% to 6.30% as of September 30, 2020.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties with the exception of three mortgage were met as of September 30, 2020. See the Liquidity Section of Note 1 for further discussion of these covenant violations.

As of September 30, 2020, the maturity dates for the outstanding mortgage loans ranged from January 2021 to September 2025.

Unsecured Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The face value of the notes payable is offset by $772 and $812 as of September 30, 2020 and December 31, 2019, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 3.42% and 5.37%, and 4.11% and 5.56%, during the three and nine months ended September 30, 2020 and 2019, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
Credit Facilities as of September 30, 2020

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

On April 2, 2020, the Company signed amendments to the Credit Agreements, which, among other things, changed each borrowing facility under the agreements from unsecured to secured. Additionally, the Company received $100,000 in available funds on its Line of Credit, of which $25,000 was drawn during April 2020. Since the amendment, the Company has drawn a total of $45,000 through September 30, 2020.

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of September 30, 2020, the following hotel properties secured the amended facilities under the Credit Agreements:

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	September 30, 2020	December 31, 2019
Line of Credit	1.50% to 2.25%	$115,000	$48,000
Term Loan:
First Term Loan	1.45% to 2.20%	$207,000	$207,000
Second Term Loan	1.35% to 2.00%	300,000	300,000
Third Term Loan	1.45% to 2.20%	193,900	193,900
Deferred Loan Costs		(3,064)	(3,717)
Total Term Loan		$697,836	$697,183

The Company received a waiver of covenants within our Credit Agreements through March 31, 2021 in connection with the April 2, 2020 amendment to the Credit Agreement. Upon expiration of the covenant waiver in March 2021, the following covenant requirements will again become effective. The Credit Agreements include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,119,500, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:
- a fixed charge coverage ratio of not less than 1.50 to 1.00;
- a maximum leverage ratio of not more than 60%; and
- a maximum secured debt leverage ratio of 45%.

The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Facility and Term Loans was 4.03% and 4.02%, and 4.15% and 4.11%, for the three and nine months ended September 30, 2020 and 2019, respectively.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our Credit Agreements are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
Interest Expense

The table below shows the interest expense incurred by the Company during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
Mortgage Loans Payable	$2,846	$3,994		$9,362	$12,061
Interest Rate Swap Contracts on Mortgages	604	(207)	*	1,189	(404)	*
Unsecured Notes Payable	451	707		1,611	2,173
Credit Facility and Term Loans	4,736	8,517		17,139	26,057
Interest Rate Swap Contracts on Credit Facility and Term Loans	3,543	(804)	*	7,762	(2,899)	*
Deferred Financing Costs Amortization	1,104	547		2,299	1,681
Other	66	181		476	489
Total Interest Expense	$13,350	$12,935		$39,838	$39,158
*Negative amount indicates decrease to interest expense.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
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

The components of lease costs for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$1,052	$121	$1,173	$976	$121	$1,097
Variable lease costs	10	53	63	251	73	324
Total lease costs	$1,062	$174	$1,236	$1,227	$194	$1,421

The components of lease costs for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$3,152	$363	$3,515	$2,922	$363	$3,285
Variable lease costs	31	208	239	529	232	761
Total lease costs	$3,183	$571	$3,754	$3,451	$595	$4,046

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES (CONTINUED)
Other information related to leases as of and for the nine months ended September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
Cash paid from operating cash flow for operating leases	$3,038	$3,655
Weighted average remaining lease term	64.2	64.2
Weighted average discount rate	7.86%	7.86%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2020 and 2019, base management fees incurred from HHMLP totaled $969 and $3,652, and $3,902 and $10,594, respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2020 and 2019, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2020 and 2019 were $1,319 and $6,034, and $5,922 and $17,518, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2020 and 2019, the Company incurred accounting fees of $332 and $315, and $976 and $946, respectively. For the three and nine months ended September 30, 2020 and 2019, the Company incurred information technology fees of $107 and $99, and $315 and $303, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2020 and 2019, we incurred fees of $91 and $530, and $1,047 and $2,043, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
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

Hotel Supplies

For the three and nine months ended September 30, 2020 and 2019, we incurred charges for hotel supplies of $1 and $46, and $63 and $260, respectively. For the three and nine months ended September 30, 2020 and 2019, we incurred charges for capital expenditure purchases of $121 and $3,578, and $1,177 and $7,995, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $20 and $9 is included in accounts payable for the purchase of hotel supplies at September 30, 2020 and December 31, 2019, respectively.

Insurance Services

The Company utilizes the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provides consulting and procurement services to the Company related to the placement of property and casualty insurance, placement of general liability insurance, and for claims handling for our hotel properties. The total costs of property insurance that we paid through the Hersha Group were $1,835 and $1,533, and $5,009 and $4,402, for the three and nine months ended September 30, 2020 and 2019, respectively. These amounts paid to the Hersha Group include insurance premiums, which are then paid to insurance carriers, and consulting procurement fees and claims handling as compensation for services.

Restaurant Lease Agreements with Independent Restaurant Group

The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  The Company previously entered into lease agreements with Independent Restaurant Group ("IRG") for restaurants at three of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provided for a term of five years and the payment of base rents and percentage rents, which were based on IRG’s revenue in excess of defined thresholds. Effective April 1, 2020, each of these lease agreements became a management agreement between the Company and IRG, subject to the supervision of HHMLP, as property manager. At the time of the conversion of the lease agreements to management agreements there was rent due of $103, which was forgiven due to the impact of the COVID-19 pandemic on the operations of our hotels and IRG's restaurants. The total amount of revenue recognized from IRG was $0 and $233 for the nine months ended September 30, 2020 and 2019, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2020 and December 31, 2019 was approximately $1,910 and $6,113, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of September 30, 2020 and December 31, 2019 was $0.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
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

As of September 30, 2020, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of September 30, 2020 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of September 30, 2020 and December 31, 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	September 30, 2020	December 31, 2019

Term Loan Instruments:
Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	October 3, 2019	August 2, 2021	150,000	(1,501)	539
Credit Facility	Swap	1.316%	1-Month LIBOR + 2.20%	September 3, 2019	August 2, 2021	43,900	(430)	175
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(3,201)	(718)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(3,201)	(718)
Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	(14,347)	1,776

Mortgages:
Courtyard, LA Westside, Culver City, CA	Swap	1.683%	1-Month LIBOR + 2.75%	August 1, 2017	August 1, 2020	35,000	—	(8)
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR +2.65%	May 1, 2018	May 1, 2021	28,000	—	—
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(2,524)	(556)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(1,311)	(169)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(1,311)	(169)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	(1,331)	23
Courtyard, LA Westside, Culver City, CA	Swap	0.495%	1-Month LIBOR + 2.75%	June 1, 2020	August 1, 2021	35,000	(102)	—
							$(29,259)	$175
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

The fair value of swaps and our interest rate caps with a positive balance is included in other assets at September 30, 2020 and December 31, 2019. The fair value of our interest rate swaps with a negative balance is included in accounts payable, accrued expenses and other liabilities at September 30, 2020 and December 31, 2019.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain of $4,776 and a loss of $1,121 for the three months ended September 30, 2020 and 2019, respectively, and a loss of $26,164 and a loss of $9,276 for the nine months ended September 30, 2020 and 2019, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1,066 and $1,010 and $3,271 and $3,263 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three and nine months ended September 30, 2020 and 2019, respectively. For the next twelve months ending September 30, 2021, we estimate that an additional $12,794 will be reclassified as an increase to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2020, the carrying value and estimated fair value of our debt was $1,195,021 and $1,172,381 respectively. As of December 31, 2019, the carrying value and estimated fair value of our debt was $1,128,199 and $1,098,082, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
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

On August 3, 2020, the Compensation Committee approved the 2020 STIP. This program has a performance period ending on December 31, 2020. As of September 30, 2020, no shares have been issued to the executive officers in settlement of the 2020 STIP awards.

On August 3, 2020, the Compensation Committee approved the 2020 LTIP. This program has a three-year performance period which commenced on January 1, 2020 and ends December 31, 2022. As of September 30, 2020, no shares or LTIP Units have been issued to the executive officers in settlement of 2020 LTIP awards.

A summary of our share based compensation activity from January 1, 2020 to September 30, 2020 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Balance as of December 31, 2019	441,201	$17.99	92,102	$17.07	—

Granted	1,112,862	5.24	189,851	5.34	—	N/A
Vested	(120,459)	5.23	(78,962)	12.49	—	N/A
Forfeited	—	N/A	(113)	18.00	—	N/A

Unvested Balance as of September 30, 2020	1,433,604	$9.16	202,878	$7.87	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense for the three and nine months ended September 30, 2020 and 2019 and unearned compensation as of September 30, 2020 and December 31, 2019:

	Share Based Compensation Expense				Unearned Compensation
	For the Three Months Ended		For the Nine Months Ended		As of
	9/30/2020	9/30/2019	9/30/2020	9/30/2019	9/30/2020	12/31/2019

Issued Awards
LTIP Unit Awards	$1,169	$1,428	$4,120	$4,218	$3,071	$2,878
Restricted Share Awards	428	334	1,103	1,128	958	1,051
Share Awards	—	—	—	402	—	—
Unissued Awards
Market Based	339	388	968	1,078	2,285	2,739
Performance Based	—	(141)	—	615	—	—

Total	$1,936	$2,009	$6,191	$7,441	$6,314	$6,668

The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.5 years for LTIP Unit Awards and 0.7 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2020	2021	2022	2023

LTIP Unit Awards	535,478	898,126	—	—
Restricted Share Awards	3,784	187,393	8,170	3,531

	539,262	1,085,519	8,170	3,531

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NUMERATOR:
Basic and Diluted*
Net (Loss) Income	$(48,173)	$507	$(145,925)	$(1,816)
Loss allocated to Noncontrolling Interests	5,032	102	18,289	1,366
Distributions to Preferred Shareholders	(6,044)	(6,044)	(18,132)	(18,131)
Dividends Paid on Unvested Restricted Shares and LTIP Units	—	(279)	—	(831)
Net Loss applicable to Common Shareholders	$(49,185)	$(5,714)	$(145,768)	$(19,412)

DENOMINATOR:
Weighted average number of common shares - basic	38,639,048	38,878,818	38,604,483	39,039,665
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—	—	—
Contingently Issued Shares and Units	—	—	—	—
Weighted average number of common shares - diluted	38,639,048	38,878,818	38,604,483	39,039,665
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the nine months ended September 30, 2020 and 2019 totaled $29,655 and $41,774 respectively. Net Cash paid on Interest Rate Derivative contracts during the nine months ended September 30, 2020 and 2019 totaled $4,558 and $(3,494) respectively. Cash paid for income taxes during the nine months ended September 30, 2020 and 2019 totaled $223 and $437, respectively. The following non-cash investing and financing activities occurred during the nine months ended September 30, 2020 and 2019:

	2020	2019
Common Shares issued as part of the Dividend Reinvestment Plan	$14	$48
Issuance of share based payments	7,259	12,593
Accrued payables for capital expenditures placed into service	892	3,357
Adjustment to Record Noncontrolling Interest at Redemption Value	(3,196)	488
Adjustment to Record Right of Use Asset & Lease Liability	—	55,515

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019:

	2020	2019
Cash and cash equivalents	$13,139	$31,621
Escrowed cash	7,124	10,540
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$20,263	$42,161

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in our subsequent Quarterly Reports on Form 10-Q and in this Quarterly Report on Form 10-Q, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

● our business or investment strategy;
● our projected operating results;
● our distribution policy;
● our liquidity and management's plans with respect thereto;
● completion of any pending transactions;
● our ability to maintain existing financing arrangements, including compliance with covenants and our ability to obtain future financing arrangements or refinance or extend the maturity of existing financing arrangements as they come due;
● our ability to negotiate with lenders;
● our understanding of our competition;
● market trends;
● projected capital expenditures;
● the impact of and changes to various government programs, including in response to the novel coronavirus, or COVID-19, including those specifically affecting New York City;
● the timing of the development of any effective cure or treatment for COVID-19;
● our access to capital on the terms and timing we expect;
● the restoration of public confidence in domestic and international travel;
● permanent structural changes in demand for conference centers by business and leisure clientele;
● our ability to dispose of selected hotel properties on the terms and timing we expect, if at all; and
● our ability to reopen our nonoperational hotels on the terms and timing we expect, if at all.

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
● financing risks, including (i) the risk of leverage and the corresponding risk of default on our mortgage loans and other debt, including default with respect to applicable covenants, (ii) potential inability to refinance or extend the maturity of existing indebtedness and (iii) our ability to negotiate with lenders;
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
● the uncertainty and economic impact of pandemics, epidemics, or other public health emergencies or fear of such events, such as the recent outbreak of COVID-19, including with respect to New York City;
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

BACKGROUND

As of September 30, 2020, we owned interests in 49 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 38 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 10 hotels owned through unconsolidated joint ventures. During the third quarter of 2020, the joint venture we most recently entered in South Boston opened a newly constructed Home2 Suites hotel, which became our tenth hotel owned through our investment in unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2020, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we originally closed 21 of our 48 hotels properties and dramatically reduced staffing at the hotels that remained open and at the corporate level. As of the date of this filing, we have 37 hotels of our 39 wholly-owned hotels operating while 2 hotels remained closed. The 2 hotels that have remained closed are both under a contract to sell and are classified as held for sale as of September 30, 2020. We had 28 of our wholly-owned hotels that have been opened for the entirety of the third quarter of 2020. Of these hotels, 21 acheived or exceeded their break even point on gross operating profit. The reopening of our wholly-owned hotels should provide us the opportunity to capture incremental demand through the end of the year and be prepared to capture market share during the early stages of an economic recovery in 2021.

In addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. The suspension of our common and preferred dividends, which is expected to last through at least the end of 2020, is expected to reduce our cash expenditures by $72.5 million on an annualized basis when compared to dividends we declared in 2019. We have also deferred certain planned capital expenditures for 2020 with an anticipated cash savings of between $10.0 million to $15.0 million for 2020. In April 2020, we amended our existing Credit Facility, which granted us a waiver of our covenants under the Credit Facility through March 31, 2021 and provided us with additional availability under the Credit Facility of $100 million, of which $25,000 was drawn in April 2020 and $45,000 in total through September 30, 2020.

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

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2020 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended September 30, 2020 and 2019. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $101,198, or 75.0%, to $33,721 for the three months ended September 30, 2020 compared to $134,919 for the same period in 2019.  This decrease is attributable to the reduction in operations across our portfolio due to the decrease in demand caused by the COVID-19 pandemic. Management expects hotel operating revenues to remain at a decreased level until business and leisure activities return to pre-pandemic levels, which we have no way to predict at this time.

Expenses

Total hotel operating expenses decreased 65.4% to approximately $27,745 for the three months ended September 30, 2020 from $80,081 for the three months ended September 30, 2019. The decrease in hotel operating expenses can be explained by the temporary closure of certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic.

Depreciation and amortization decreased by 0.2%, or $37, to $24,055 for the three months ended September 30, 2020 from $24,092 for the three months ended September 30, 2019.

Real estate and personal property tax and property insurance decreased $120, or 1.1%, for the three months ended September 30, 2020 when compared to the same period in 2019. This decrease is mostly related to a $311 decrease in real estate tax which was partially offset by a $191 increase in property insurance costs. The decrease in real estate taxes for the quarter relates to a supplemental tax bill received during the third quarter of 2019 causing an increase in that quarter which was not experienced in 2020. In general, our property insurance costs continue to rise annually which is reflective in the increase during the third quarter 2020 compared to 2019.

General and administrative expense decreased by 21.7%, or approximately $1,216, from $5,613 in the three months ended September 30, 2019 to $4,397 for the same period in 2020. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Execution of our cost containment strategies resulted in a decrease of $1,143 in our payroll and other administrative costs. Expenses related to non-cash share based compensation decreased $73 when comparing the three months ended September 30, 2020 to the same period in 2019. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating Loss for the three months ended September 30, 2020 was $34,110 compared to operating income of $13,264 during the same period in 2019. Our operating loss for the third quarter 2020 compared to operating income for the same period in 2019 was largely the result of the third quarter of 2020 hotel operating revenues decreasing at a larger rate than hotel operating expenses, both of which are the result of decreased operations across our portfolio due to the COVID-19 pandemic. Partially offsetting this was a decrease in general and administrative expense during the third quarter of 2020 compared to 2019.

Interest Expense

Interest expense increased $415 from $12,935 for the three months ended September 30, 2019 to $13,350 for the three months ended September 30, 2020. The balance of our borrowings, excluding discounts and deferred costs, have increased by $67,548 in total between September 30, 2019 and September 30, 2020, as we drew $69,000, net on our Line of Credit and had a net decrease in mortgages payable of $1,452. The primary driver of our increased interest expense is due to increases in overall balance; however, the decrease in weighted average interest rates related to our Credit Facility almost offset the increase due to balance growth.

Income Tax Expense

During the three months ended September 30, 2020, the Company recorded an income tax benefit of $28 compared to an income tax benefit of $551 for the three months ended September 30, 2019. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of September 30, 2020, it is not more likely than not that we will realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at September 30, 2020 is $0. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended September 30, 2020 was $49,185 compared to net loss of $5,435 during the same period in 2019. This increase in loss was primarily related to the decreased operating income and decreased income tax benefit during the three months ended September 30, 2020, as discussed above. Partially offsetting the increase is loss being absorbed by the noncontrolling interests.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2020 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the nine months ended September 30, 2020 and 2019. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $256,004, or 64.5%, to $141,071 for the nine months ended September 30, 2020 compared to $397,075 for the same period in 2019.  This decrease is attributable to the reduction in operations across our portfolio due to the decrease in demand caused by the COVID-19 pandemic. During the nine months ended September 30, 2020, our hotel portfolio experienced a decrease in RevPAR as a result of local stay-at-home orders and business restrictions implemented by local governments and national restrictions on travel. Management expects hotel operating revenues to remain at a decreased level until business and leisure activities return to pre-pandemic levels, which we have no way to predict at this time.

Expenses

Total hotel operating expenses decreased 53.1% to approximately $111,642 for the nine months ended September 30, 2020 from $237,803 for the nine months ended September 30, 2019. The decrease in hotel operating expenses can be explained by the temporary closure of certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic.

Depreciation and amortization increased by 0.5%, or $381, to $72,565 for the nine months ended September 30, 2020 from $72,184 for the nine months ended September 30, 2019.

Real estate and personal property tax and property insurance increased $1,397, or 4.8%, for the nine months ended September 30, 2020 when compared to the same period in 2019. This increase is mostly related to increased real estate tax expense which increased $995, with increases in property insurance adding $402 to expense for 2020 compared to 2019. The increase in real estate tax is primarily the result of properties that had been re-assessed by the applicable taxing authority, resulting in increases in real estate tax expense. We typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals. In general, our property insurance costs continue to rise annually which is reflective in the increase during the nine months ended September 30, 2020 compared to 2019.

General and administrative expense decreased by 25.3%, or approximately $4,895, from $19,313 in the nine months ended September 30, 2019 to $14,418 for the same period in 2020. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Execution of our cost containment strategies resulted in a decrease of $3,645 in our payroll and other administrative costs. Expenses related to non-cash share based compensation decreased $1,250 when comparing the nine months ended September 30, 2020 to the same period in 2019. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating Loss for the nine months ended September 30, 2020 was $92,061 compared to operating income of $35,426 during the same period in 2019. Our operating loss for the first nine months of 2020 compared to operating income during the same period in 2019 was largely the result of hotel operating revenues for the nine months ended September 30, 2020 decreasing at a larger rate than hotel operating expenses, both of which are the result of decreased operations across our portfolio due to the COVID-19 pandemic. Additionally, we experienced increases in real estate taxes and insurance, and depreciation and amortization expense during the nine months ended September 30, 2020 compared to 2019. Partially offsetting this loss is a decrease in general and administrative expenses.

Interest Expense

Interest expense increased $680 from $39,158 for the nine months ended September 30, 2019 to $39,838 for the nine months ended September 30, 2020. The balance of our borrowings, excluding discounts and deferred costs, have increased by $67,548 in total between September 30, 2019 and September 30, 2020, as we drew $69,000, net on our Line of Credit and had a net decrease in mortgages payable of $1,452. The primary driver of our increased interest expense is due to increases in overall balance; however, the decrease in weighted average interest rates related to our Credit Facility almost fully offset the increase due to balance growth.

Loss from Impairment of Assets

During the nine months ended September 30, 2020, the Company recorded an impairment charge of $1,069 related to the Duane Street Hotel, which is held for sale as of September 30, 2020. During the second quarter of 2020, the Company amended the purchase and sale agreement with the buyer of the hotel to reduce the purchase price by $2,000. As a result of the reduced sales price and after consideration of selling costs to the Company, management determined that the carrying value of the hotel exceeded the anticipated net proceeds from sale, resulting in the impairment charge.

Income Tax Expense

During the nine months ended September 30, 2020, the Company recorded an income tax expense of $11,346 compared to an income tax benefit of $1,784 for the nine months ended September 30, 2019. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of September 30, 2020 it is not more likely than not that we will realize our net deferred tax asset. During the nine months ended September 30, 2020 we recorded a valuation allowance of $21,914 resulting in a net deferred tax asset of $0 as of September 30, 2020 Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the nine months ended September 30, 2020 was $145,768 compared to net loss of $18,581 during the same period in 2019, resulting in an increased loss of $127,187. This increase in loss was primarily related to the decreased operating income and increased income tax expense during the first half of 2020, as discussed above. Partially offsetting the increase in loss is the increase in loss being absorbed by the noncontrolling interests.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

We started 2020 off on solid footing with our comparable portfolio achieving RevPAR growth through the end of February 2020, but this was quickly erased as a result of the global economic slowdown caused by the COVID-19 pandemic. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was substantially reduced across the United States. Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we initially closed 21 of our 49 hotel properties and dramatically reduced staffing at the hotels that remained open and at the corporate level. As of September 30, 2020, we had 41 hotels open while 8 hotels remained closed and as of November 1, 2020, we had 37 of our 39 wholly-owned hotels open. The 2 hotels that have remained closed are both under a contract to sell and are classified as held for sale as of September 30, 2020. We had 28 of our wholly-owned hotels that have been opened for the entirety of the third quarter of 2020. Of these hotels, 21 achieved or exceeded their break even point on gross operating profit.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of September 30, 2020, with the exception of three mortgages. These covenant failure were the result of failures to maintain a minimum debt service coverage ratios at the respective mortgaged hotels. These covenant failures do not result in an event of default in two of these mortgages; rather, it triggers certain cash escrow requirements at the property. For one mortgage, the covenant failure is an event of default, which was remedied through a loan forbearance agreement signed between the Company and its lender, which provides relief from default until maturity of the mortgage in January 2021. At maturity, we plan to refinance the mortgage with a different lender, but should we be unable to secure separate financing, we expect to have sufficient capacity on our line of credit to repay the mortgage in full.

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

On April 2, 2020, we amended our existing Credit Agreement and received $100,000 in available funds on our Line of Credit, of which we drew $25,000 during April 2020. Since the amendment, the Company has drawn a total of $45,000 through September 30, 2020. The amendment provided a waiver of covenants under our Credit Facility through March 31, 2021 and changed the Credit Facility from an unsecured borrowing facility to a secured borrowing facility. If we would breach certain of our Credit Facility covenants when measured for the period ended June 30, 2021, Management’s primary mitigation plan to avoid a default is to obtain a further waiver from its creditors or amend the Credit Facility in a manner to avoid an event of default. As of September 30, 2020, the outstanding balance under the First Term Loan was $207,000, under the Second Term Loan was $300,000, under the Third Term Loan was $193,900 and we had $115,000 outstanding under the Line of Credit.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2020, we have $0 of mortgage indebtedness maturing on or before December 31, 2020. We have three mortgage borrowings with total principal of $88,403 that will mature within the next twelve months, which we expect to be able to extend the maturity based on the provisions within the existing mortgage or refinance the mortgages. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

In addition to the incurrence of debt and the offering of equity securities, dispositions of property may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets or from sales of hotels. Capital from these types of transactions is intended to be utilized to pay down existing debt. As of September 30, 2020, we are not under any requirement to sell any properties as a matter of meeting debt obligations.

Acquisitions

During the nine months ended September 30, 2020, we acquired no hotel properties. Given the current economic downturn and challenging operating environment facing the lodging industry, we are not currently exploring hotel acquisition opportunities as we focus on maintaining liquidity or reducing debt obligations, when possible. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Operating Liquidity and Capital Expenditures

As we find ourselves operating in a severely reduced capacity with 8 of our hotels temporarily closed due to decreased demand as a result of the COVID-19 pandemic, we expect to meet our short-term liquidity requirements generally through existing cash balances and borrowings under the Line of Credit. The ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic. While we currently believe that the net cash provided by borrowings drawn on the Line of Credit and any cash provided by operations in the coming year will be adequate to fund the Company’s operating requirements and monthly recurring debt service, we cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have not previously experienced such an abrupt and drastic reduction in hotel demand. The magnitude, duration, and speed of the pandemic is uncertain and, as a consequence, our ability to be predictive is uncertain and we cannot estimate the impact on our business, financial condition, or operating results with reasonable certainty. We have cancelled the payment of dividends for the first, second, and third quarters of 2020 and anticipate not paying dividends for the remainder of 2020. Based on remaining funds available to us on our Line of Credit, along with cost savings measures throughout our operations, we believe that we will be able to generate sufficient liquidity to satisfy our obligations for the next twelve months, absent a breach of Credit Facility covenants.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee if and when we will continue to make distributions to our shareholders. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter in a normal operating period. Our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and will determine when we are able to reinstate the dividend. Net cash used by operating activities for the nine months ended September 30, 2020 was $39,458 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2020 was $18,051, which related to the dividend declared during the fourth quarter of 2019.

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
Spending on capital improvements during the nine months ended September 30, 2020 decreased when compared to spending on capital improvements during the nine months ended September 30, 2019. During the nine months ended

September 30, 2020, we spent $21,958 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $33,706 during the same period in 2019. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. In an effort to properly manage liquidity in the current operating environment we are completing projects previously commenced and have deferred all other capital expenditure projects for the remainder of the year.

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

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2020 and 2019

Net cash provided by operating activities decreased $113,932 from $74,474 for the nine months ended September 30, 2019 to cash used by operating activities of $39,458 for the comparable period in 2020. In addition to the change in net income adjusted for non-cash items, the following items are the other contributing factors for the change in operating cash flow.

•Distributions received from unconsolidated joint ventures operations totaled $556 for the nine months ended September 30, 2019 with no such proceeds in 2020.
•The remaining change in operating cash flows related to net changes in working capital assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2020 was $22,762 compared to net cash used in investing activities of $36,513 for the nine months ended September 30, 2019. The following items are the major contributing factors for the change in investing cash flows:

•An increase in comparative cash flows of $12,907 related to a decrease in spending on capital expenditures for the nine months ended September 30, 2020 compared to 2019.
•An increase in comparative cash flows of $3,175 related to a contribution of $825 to unconsolidated joint ventures for the nine months ended September 30, 2020 compared to contributions of $4,000 made for the comparative period in 2019.
•A decrease in comparative cash flows of $1,342 related to distributions received from unconsolidated joint ventures during the nine months ended September 30, 2019. No such distributions were received during 2020.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $45,498 compared to net cash used in financing activities for the nine months ended September 30, 2019 of $36,583. The following items are the major contributing factors for the change in financing cash flows:

•An increase in comparative cash flows as we drew $31,000 more on our Line of Credit during the nine months ended September 30, 2020 when compared to the same period in 2019.
•An increase in comparative cash flows of $14,196 related to the repurchase on common shares. During the nine months ended September 30, 2019, we repurchased $14,196 in common shares. We had no such repurchases during 2020.
•An increase in comparative cash flows of $36,609 related to dividends paid. During the nine months ended September 30, 2020 we paid $18,051 in dividends compared to $54,660 for the comparative period in 2019.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net loss applicable to common shareholders	$(49,185)	$(5,435)	$(145,768)	$(18,581)
Loss allocated to noncontrolling interest	(5,032)	(102)	(18,289)	(1,366)
Loss (income) from unconsolidated joint ventures	669	(38)	2,189	(518)
Loss from impairment of depreciable assets	—	—	1,069	—
Depreciation and amortization	24,055	24,092	72,565	72,184
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	(29,493)	18,517	(88,234)	51,719

(Loss) income from unconsolidated joint ventures	(669)	38	(2,189)	518
Unrecognized pro rata interest in loss (1)	(558)	(656)	(919)	(3,665)
Depreciation and amortization of difference between purchase price and historical cost (2)	21	26	63	73
Interest in depreciation and amortization of unconsolidated joint ventures (3)	415	1,305	1,210	3,879
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	(791)	713	(1,835)	805

Funds from Operations applicable to common shareholders and Partnership Units	$(30,284)	$19,230	$(90,069)	$52,524

Weighted Average Common Shares and Common Units
Basic	38,639,048	38,878,818	38,604,483	39,039,665
Diluted	43,736,289	43,195,646	43,666,753	43,386,630
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

As of September 30, 2020, based on our analysis and giving consideration to the impairment charge taken on one of our hotels held for sale, we have determined that the estimated future cash flow of each of the properties in our portfolio was sufficient to recover its respective carrying value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2020, we are exposed to interest rate risk with respect to variable rate borrowings under our Line of Credit, certain variable rate mortgages, and notes payable. As of September 30, 2020, we had total variable rate debt outstanding of $219,548 with a weighted average interest rate of 2.62%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2020 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2020 of $507 and $1,418, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2020, we have an interest rate cap related to debt on the Annapolis Waterfront Hotel, MD and we have ten interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Courtyard, LA Westside, Culver City, CA; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2020, approximately 84.0% of our outstanding consolidated long-term indebtedness was subject to fixed rates or effectively capped, while 16.0% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR, and we acknowledge that in 2021, the financial institutions that produce the LIBOR indexes are expected to discontinue that practice. We are currently evaluating the impact this will have on our financial results and liquidity and will continue to work with our lenders to find a suitable resolution for our LIBOR-based debt.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2020 to be approximately $1,148,116 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2020 to be approximately $1,197,471.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2020, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$548	$505,381	$437,021	$37,831	$980,781
Weighted Average Interest Rate	3.83%	3.83%	3.79%	4.72%	4.04%

Floating Rate Debt	$—	$26,047	$26,953	$51,548	$104,548
Weighted Average Interest Rate	—	3.03%	3.08%	3.15%	3.02%
	$548	$531,428	$463,974	$89,379	$1,085,329

Line of Credit	$—	$115,000	$—	$—	$115,000
Weighted Average Interest Rate	—	2.40%	—	—	2.40%
	$548	$646,428	$463,974	$89,379	$1,200,329

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2020.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors update and supplement the risk factors disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020, respectively.

SUMMARY

RISKS RELATED TO THE ECONOMY AND CREDIT MARKETS

•	Economic conditions have reduced, and may continue to reduce, demand for hotel properties, which has, and may continue to, adversely affect the Company’s profitability.
•	A sustained recession could result in declines in our average daily room rates, occupancy and RevPAR.
•	Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing.
•	Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR.

RISKS RELATED TO THE HOTEL INDUSTRY

•	Our hotels are subject to general hotel industry operating risks.
•	The value of our hotels depends on conditions beyond our control.
•	Our investments are concentrated in a single segment of the hotel industry.
•	Operating costs and capital expenditures for hotel renovation may be greater than anticipated.
•	The hotel industry is highly competitive.
•	The franchise licenses under which we operate our hotels may be terminated or not renewed.
•	The seasonal and cyclical nature of the hotel industry may cause fluctuations in our operating performance.
•	The increasing use of Internet travel intermediaries by consumers.
•	The need for business-related travel may decline.
•	Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
•	The COVID-19 pandemic has had, and will continue to have, adverse effects on our business.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

•	We face risks associated with the use of debt, including covenant compliance and refinancing risk.
•	We may fail to maintain an effective system of internal controls.
•	We do not operate our hotels or have complete control over implementation of our strategic decisions.
•	Our acquisitions may not achieve expected performance.
•	Most of our hotels are located in the area from Washington, DC to Boston, MA, including New York City, which may increase the effect of any regional or local events or conditions.
•	Acquired properties may be located in new markets with which we are unfamiliar.
•	We own a limited number of hotels.
•	We focus on acquiring hotels operating under a limited number of franchise brands.
•	We depend on key personnel.
•	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial conditions and disputes between us and our co-venturers.
•	We engage in hedging transactions to limit our exposure to fluctuations in interest rates.
•	Hedging transactions may reduce our shareholders’ equity.
•	We and our hotel managers rely on information technology, which may fail or be inadequate, in our operations.
•	We face possible risks associated with the physical effects of severe weather and climate change.
•
We may be unsuccessful in obtaining a waiver or amendment to our Credit Agreement, which probably will lead to an event of default and gives rise to substantial doubt about our ability to continue as a going concern.

•	We are contractually prohibited from paying dividends.
•	If we default on our property level secured debt and if we are unable to negotiate forbearance agreements, the lenders may foreclose on our hotels.
•	We could be required to refinance our debt before it matures and may not be able to do so on acceptable terms.

RISKS RELATED TO REAL ESTATE INVESTMENT GENERALLY

•	Real estate investments can be illiquid.
•	We may suffer losses not covered by insurance or that are in excess of our insurance coverage limits.
•	Real estate is subject to property taxes.
•	Environmental matters could adversely affect our results.
•	Our hotel properties may contain or develop harmful mold, which could lead to liability and remediation costs.
•	Costs associated with complying with the ADA may adversely affect our financial condition and operating results.

RISKS RELATED TO CONFLICTS OF INTEREST

•	Many of our existing agreements may not have been negotiated on an arm’s-length basis.
•	Conflicts of interest with HHMLP may result in decisions that do not reflect our best interests.
•	Sales or refinancing of certain hotels acquired from related parties may lead to decisions not in our best interest.
•	Hotels owned or acquired by related parties may hinder such individuals from focusing on our business.

RISKS RELATED TO OUR STRUCTURE

•	There are no assurances of our ability to make distributions in the future.
•	Holders of our outstanding preferred shares have certain senior rights to the holders of our common shares.
•	Our Board of Trustees may authorize the issuance of additional shares.
•	Our Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees.
•	Certain provisions of Maryland law may discourage a third party from acquiring us.
•	Our Board of Trustees and management make decisions on our behalf and shareholders have limited policymaking and management rights.

RISKS RELATED TO OUR TAX STATUS

•	If we fail to qualify as a REIT, our dividends will not be deductible, and our income will be subject to taxation.
•	To qualify as a REIT, we must distribute annually a certain percentage of our REIT taxable income.
•	If the leases of our hotels to our TRSs are not respected as true leases, we would fail to qualify as a REIT.
•
Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

•	If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
•	The federal income tax laws governing REITs are complex.
•	Complying with REIT requirements may force us to sell otherwise attractive investments.
•	The prohibited transactions tax may limit our ability to engage in certain transactions, including dispositions.
•	We may pay taxable dividends partly in shares and partly in cash.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Our share ownership limitation may prevent certain transfers of our shares.
•	We may be subject to adverse legislative or regulatory tax changes.

GENERAL RISK FACTORS

•	An increase in market interest rates may have an adverse effect on the market price of our securities.
•	Future offerings of equity securities may adversely affect the market price of our common shares.
•	The market price of our securities has been, and may continue to be, volatile and has declined, and may continue to decline.
•	Future sales of our securities could depress the market price of our common shares.

You should carefully consider the following risks, together with the other information included in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed by us with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations may suffer. As a result, the trading price of our securities could decline, and you may lose all or part of any investment you have in our securities.

RISKS RELATED TO THE ECONOMY AND CREDIT MARKETS

Economic conditions have reduced, and may continue to reduce, demand for hotel properties, which has, and may continue to, adversely affect the Company’s profitability.

The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product, employment, and investment and travel demand. The Company cannot predict the pace or duration of the global economic cycle or the cycles of the lodging industry. Furthermore, the Company cannot predict major disruptions in business cycles, including the development, length and ultimate effects of a global pandemic such as COVID-19.

As a result of the COVID-19 pandemic, (i) conditions in the lodging industry have deteriorated and show inconsistent signs of improvement and (ii) we are experiencing a period of economic weakness. In turn, the Company’s occupancy rates, revenues and profitability have been, and may continue to be, adversely affected. Other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, have also had, and may continue to have, a negative effect on the lodging industry and the Company’s business.

Furthermore, some of the Company’s hotels are classified as upper-upscale or upscale. These types of hotels have been, and may continue to be, more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper-upscale hotels generally target business and high-end leisure travelers. Furthermore, because of the COVID-19 pandemic, business and leisure travelers have reduced, and may continue to reduce, travel costs by limiting travel or seeking to reduce costs on their trips. In addition, profitability has been, and may continue to be, negatively affected by the relatively high fixed costs of operating upper-upscale and upscale hotels.

A sustained recession could result in declines in our average daily room rates, occupancy and RevPAR, and thereby have a material adverse effect on our results of operations.

The performance of the hotel industry has traditionally been closely linked with the general economy. For example, during both the recession of 2008 and 2009 and the COVID-19-related downturn, overall travel was reduced, which had a significant effect on our results of operations. While operating results subsequently improved, the COVID-19 pandemic has depressed economic activity. Certain of our properties’ occupancy and room rates have dropped, and others may drop, such that their revenues are insufficient to cover their respective operating expenses. As a result we have been, and may continue to be, required to spend additional funds for such properties’ operating expenses. Other factors that may also affect our revenues and earnings, include, but are not limited to, hindered growth in the economy, changes in unemployment, underemployment, administration policies and changes in travel patterns. A sustained recession would have a material adverse effect on our results of operations.

In addition, operating results have declined, and may continue to decline, at our hotels secured by mortgage debt, which has resulted, and may continue to result, in insufficient operating profit from such hotels to cover the respective debt service on the mortgage. In response, we have been, and may continue to be, forced to choose from a number of unfavorable options, including using corporate cash, drawing on our revolving credit facility, selling the hotel on disadvantageous terms, including at an unattractive price, or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our shareholders.

Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing for our capital needs, including expansion, acquisition and other activities, on favorable terms or at all, which could materially and adversely affect us.

In response to the COVID-19 pandemic, the U.S. stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks, including ours, to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies which otherwise are qualified to obtain financing. Continued volatility and uncertainty in the stock and credit markets in the U.S. and abroad have negatively impacted, and may continue to negatively impact, our ability to access additional financing for our capital needs, including expansion, acquisition activities and other purposes, on favorable terms or at all, which may negatively affect our business. Additionally, due to this uncertainty, we may in the future be unable to refinance or extend our debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. If we are not successful in refinancing our debt when it becomes due, we may be forced to dispose of hotels on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity capital or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

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

Our hotels are subject to all operating risks common to the hotel industry. The hotel industry has previously experienced, and is currently experiencing, volatility , as have, and are, our hotels, and there can be no assurance that such volatility will subside or not occur in the future. These risks include, among other things: competition from other hotels; over-building in the hotel industry that could adversely affect hotel revenues and hotel values; increases in operating costs due to inflation and other factors, which may not be offset by increased room rates; reduction in business and commercial travel and tourism, including as a result of legislation, executive policies or pandemics such as COVID-19; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; civil unrest; adverse effects of general and local economic conditions; and adverse political conditions. Certain of these factors have reduced, and may continue to reduce, revenues of our hotels, which has adversely affected, and may continue to adversely affect, our ability to make distributions to our shareholders.

The value of our hotels depends on conditions beyond our control.

Our hotels are subject to varying degrees of risk generally incident to the ownership of hotels. The underlying value of our hotels, our income and ability to make distributions to our shareholders are dependent upon the operation of the hotels in a manner sufficient to maintain or increase revenues in excess of operating expenses. Hotel revenues may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotels, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of terrorism, acts of God, including earthquakes, hurricanes and other natural disasters, acts of war, adverse changes in zoning laws, pandemics and epidemics such as COVID-19 and other factors that are beyond our control. In particular, general and local economic conditions (i) have been, and may continue to be, adversely affected by the COVID-19 pandemic and (ii) may be adversely affected by terrorist incidents, which may target cities where many of our hotels are located. Our management is unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide, on the U.S. economy, on us or our hotels or on the market price of our securities.

Our investments are concentrated in a single segment of the hotel industry.

Our primary business strategy is to continue to acquire high quality, upper-upscale, and upscale limited service and extended-stay hotels in metropolitan markets with high barriers to entry including New York, Washington DC, Boston, Philadelphia, South Florida, select markets on the West Coast, and other markets with similar characteristics. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to shareholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular has been, and may continue to be, more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

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

The seasonal and cyclical nature of the hotel industry may cause fluctuations in our operating performance, which could have a material adverse effect on us.

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

Additionally the hotel industry historically has been, and continues to be, highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the hotel industry's performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on us.

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

The COVID-19 pandemic has had, and will continue to have, adverse effects on our financial condition, results of operations, cash flows and performance for an indeterminate period of time. Future pandemics may also have adverse effects on our financial condition, results of operations, cash flows and performance.

The global pandemic caused by the coronavirus known as COVID-19 has had, and is continuing to have, a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility during the first three quarters of 2020, which is expected to continue over upcoming quarters. Globally and throughout the United States, federal, state, and local governments have instituted quarantines, domestic and international travel restrictions and advisories, school closings, "shelter in place" orders, social distancing efforts, limits on gathering size and restrictions on types of businesses that may continue operations. These restrictions have had, and may continue to have, a severe impact on the U.S. lodging industry and many of our hotels have suspended operations while others continue to operate at a significantly reduced occupancy.

The following factors should be considered because the COVID-19 pandemic has significantly adversely affected, and continues to affect, the ability of our hotel managers to successfully operate our hotels and has had, and continues to have, a significant adverse effect on our financial condition, results of operations and cash flows due to, among other factors:

•
a complete suspension or significant reduction of operations at many of our properties, including our largest concentration of properties in New York City, which has been disproportionately adversely affected by COVID-19;

•
a variety of factors related to the coronavirus have caused, and may continue to cause, a sharp decline in group, business and leisure travel, including but not limited to (i) restrictions on travel mandated by governmental entities or voluntarily imposed by employers, (ii) the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19;

•
travelers have been, and may continue to be, wary to travel where, or because, they may view the risk of contagion as increased and contagion or virus-related deaths linked or alleged to be linked to travel to our properties, whether accurate or not, may injure our reputation;

•	travelers may be dissuaded from traveling due to possible enhanced COVID-19-related screening measures which are being implemented across multiple markets we serve;
•	travelers may be dissuaded from traveling due to the concern that additional travel restrictions implemented between their departure and return may affect their ability to return to their homes;
•
commercial airline service has been reduced or suspended to many of the areas in which our hotels are located, if scheduled airline service does not increase or return to normal levels once our hotels and resorts are re-opened it could negatively affect our revenues;

•
the reduced economic activity could also result in an economic recession, and increased unemployment, which could negatively impact future ability or desire to travel lodging demand and, therefore, our revenues, even after the temporary restrictions are lifted;

•	a decrease in the ancillary revenue from amenities at our properties;
•
the financial impact of the COVID-19 pandemic has (i) negatively impacted our compliance with covenants in certain debt obligations, triggering cash management provisions provided for in two mortgages and resulting in an event of default in a third mortgage, which, if not resolved through negotiations with the lenders, will accelerate such indebtedness and adversely affect our financial condition and liquidity and (ii) could negatively impact our future compliance with the financial covenants of our Credit Facility after these covenants again become applicable in 2021, which could result in an event of default and an acceleration of indebtedness under the Credit Facility, which would adversely affect our financial condition and liquidity;

•
a potential decline in asset values at one or more of our properties encumbered by mortgage debt, which could inhibit our ability to successfully refinance one or more such properties, result in a default under the applicable mortgage debt agreement and potentially cause the acceleration of such indebtedness;

•
difficulty in accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital;

•	the general decline in business activity and demand for real estate transactions adversely affecting our ability to acquire additional properties;
•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during and after this disruption;

•
we may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of hotel closures or reduced operations prompted by the effects of the pandemic;

•	employee or guest assertions that our properties were not adequately cleaned or that adequate safeguards were not in place to prevent contact with employees or guests may result in liabilities; and
•
the reduction in our cash flows, prohibitions contained in our Credit Agreements and, with respect to our common dividends, the terms of our declaration of trust designating our preferred shares, have caused the indefinite suspension of dividends and could impact our ability to pay dividends to our stockholders at expected levels in the future.

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

The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are included herein, including, but not limited to, those factors listed under “Risks Related to the Economy and Credit Markets” and “Risks Related to the Hotel Industry” and in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed by us with the SEC. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described herein, in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and other reports filed by us with the SEC are uncertain.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We face risks associated with the use of debt, including covenant compliance and refinancing risk.

At September 30, 2020, we had outstanding long-term debt of approximately $1.2 billion. We may borrow additional amounts from the same or other lenders in the future. Any future repurchases of our own shares may require additional borrowings. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

We have determined that all covenants contained in the loan agreements securing our hotel properties were met as of September 30, 2020, with the exception of three mortgages. These covenant failures were the result of a failure to maintain minimum debt service coverage ratios at the respective mortgaged hotels. This covenant failure does not result in an event of default in two of these mortgages; rather, it triggers certain cash escrow requirements at the property. For one mortgage, the covenant failure is an event of default which we have remedied through the signing of a loan forbearance agreement that is effective through the mortgage maturity in January 2021.

Additionally, we have a substantial amount of debt that will mature within the next 1 to 4 years. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, we may be forced to use operating income to repay such indebtedness, which would have a material adverse effect on our cash available for distribution in years when significant “balloon” payments come due. In some such cases, we may lose the applicable hotels to foreclosure. This risk is particularly significant.

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

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of September 30, 2020, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

Most of our hotels are located in major gateway urban markets in the United States with many located in the area from Washington, DC to Boston, MA, including New York City, which may increase the effect of any regional or local events or conditions.

Most of our hotels are located in major gateway urban markets in the United States, with many located in the area from Washington, DC to Boston, MA. As a result, regional or localized adverse events or conditions, such as an economic recession or pandemic, in any of these major gateway urban markets could have a significant adverse effect on our operations, and ultimately on the amounts available for distribution to shareholders.

Specifically, a significant portion of our portfolio is concentrated in New York City. The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations. Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations. Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

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
[
As of the third quarter of 2020, New York City has been significantly adversely impacted by the COVID-19 pandemic disproportionately compared to other cities in the U.S. and across the globe. Many of our hotels closed in the first quarter of 2020 but began reopening when New York City entered phase two of its state-mandated reopening plan in the second quarter of 2020. Because of the disproportionate impact, the economic recovery following the COVID-19 pandemic may be delayed more in New York City than in other parts of the country, which may cause reduced demand for hotels there. Therefore, our concentration of assets in New York City may have an adverse impact on the fair value of our assets, our results of operations, our financial condition and our ability to pay dividends to our stockholders at expected levels or at all.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of September 30, 2020, our portfolio consisted of 38 wholly-owned limited and full service properties, 1 property within a consolidated joint venture investment, and joint venture investments in 10 hotels with a combined total of 7,774 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

As of September 30, 2020, we had several joint ventures in which we shared ownership and decision-making power with one or more parties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility: that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Our joint venture partners must agree in order for the applicable joint venture to take, or in some cases, may have control over whether the applicable joint venture will take, specific major actions, such as budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

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

We face possible risks associated with the physical effects of severe weather and climate change.

We recognize there are inherent weather and climate risks that may impact our business, including, but not limited to, storms, hurricanes, sea level rise, floods, extreme temperatures, wildfires, drought, and water stress. Climate change may increase the frequency and severity of such climate phenomenon and weather events. Should (i) weather events or (ii) the impact of climate change be severe or continue for lengthy periods of times, these risks may be exacerbated and may directly damage our hotels, disrupt hotel operations and our supply chain, reduce travel demand to affected areas, increase operating costs, and increase (or make unavailable) property insurance on terms we find acceptable. There can be no assurance that severe weather and climate change will not have a material adverse effect on our properties, operations, or business.

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

We are contractually prohibited from paying dividends.

Our Credit Agreements, as amended on April 2, 2020, contain prohibitions against our payment of any dividend on common or preferred shares, including at any time when there is an event of default under such credit agreement. An event of default for this purpose includes a failure to comply with various covenants, including reporting obligations and other nonmonetary obligations, as well as financial conditions that may be beyond our control. An event of default for this purpose occurs as soon as the failure occurs, even if the applicable credit agreement allows a period for curing the failure. If one of these events of default has occurred and is continuing on the day when a dividend is otherwise payable on our common or preferred shares, we will be unable to pay the dividend unless the lenders on these credit agreements waive the prohibition, or until we cure the event of default. Additionally, while we are in arrears on the payment of preferred share dividends, the terms of our declaration of trust designating our preferred shares prohibit the payment of dividends on our common shares. Failure to pay dividends could jeopardize our continued qualification as a REIT.

We could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

In response to the effects of the COVID-19 pandemic on our operations, on April 2, 2020, we amended our existing Credit Agreement and received $100,000 in available funds on our Line of Credit. The amendment also provided a waiver of covenants under our Credit Facility through March 31, 2021 and changed the Credit Facility from an unsecured borrowing facility to a secured borrowing facility. To the extent the COVID-19 pandemic continues or our business levels do not recover to pre-pandemic levels or we are otherwise unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms, selling one or more hotel properties at unattractive prices or on disadvantageous terms, or defaulting on mortgages and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

The following officers and trustees own collectively approximately 14% of HHMLP: Hasu P. Shah, Jay H. Shah, Neil H. Shah and Ashish R. Parikh. Conflicts of interest may arise with respect to the ongoing operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP. These officers and trustees also make decisions for our company with respect to property management. Consequently, these officers and trustees may not act solely in the best interests of our shareholders relating to property management by HHMLP.

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

RISKS RELATED TO OUR STRUCTURE

There are no assurances of our ability to make distributions in the future.

We generally intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. However, our ability to pay dividends has been, and may continue to be, adversely affected by the risk factors described herein and in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed by us with the SEC. All distributions will be made at the discretion of our Board of Trustees and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Trustees may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of September 30, 2020, 3,000,000 Series C Preferred Shares, 7,701,700 Series D Preferred Shares and 4,001,514 Series E Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive. As of September 30, 2020, we are currently in arrears on the payment of preferred share dividends for the first, second, and third quarters of 2020.

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

Our Board of Trustees and management make decisions on our behalf, and shareholders have limited policymaking and management rights.

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

GENERAL RISK FACTORS

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

The market price of our securities has been, and may continue to be, volatile and has declined, and may continue to decline, which may result in a substantial or complete loss of your investment in our securities.

The stock markets have previously and recently experienced significant price and volume fluctuations. As a result, the market price of our securities has been and could be similarly volatile in the future, and investors in our securities may experience a decrease in the value of their investments, including decreases unrelated to our operating performance or prospects. The market price of our securities could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts; publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as mergers and acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments or executive policies that adversely affect us or our industry;

•	speculation in the press or investment community; actions by institutional shareholders;

•	changes in accounting principles;

•	terrorist acts;

•	general market conditions, including factors unrelated to our performance; and

•	pandemics and epidemics, such as the COVID-19 pandemic, and the related governmental and economic responses thereto.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, on March 19, 2020, in order to preserve liquidity, we revoked our previously announced first quarter 2020 quarterly cash dividends on our common shares, 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares. The payment by us of dividends, with limited exceptions, has been prohibited under the terms of the amendments to the Credit Agreements entered into on April 2, 2020. Unpaid dividends on our Series B and Series C Preferred Stock accumulate without interest. Unpaid dividends on our preferred shares shall accrue without interest. No cash dividends may be paid on our common shares unless all accrued but unpaid dividends on our preferred shares have been (or contemporaneously are) declared and paid, or declared and a sum sufficient for such payment has been set apart for payment for all past dividend periods. As of the date of this report, the total arrearage of unpaid cash dividends due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares is $3,867,300, $9,386,448 and $4,876,845, respectively.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.
10.1
Form of Third Amended and Restated Employment Agreement, dated August 3, 2020.+ (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

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

HERSHA HOSPITALITY TRUST

November 9, 2020	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)