Form 10-K
period 2020-12-31
HERSHA HOSPITALITY TRUST
filed 2021-03-29
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the outstanding Class A common shares held by non-affiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2020, was approximately $223.4 million.
As of March 29, 2021, the number of Class A common shares outstanding was 39,132,307 and there were no Class B common shares outstanding.
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
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report and other reports filed by us with the U.S. Securities and Exchange Commission (the "SEC") including, but not limited to those discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:
•our business or investment strategy;
•our projected operating results;
•our ability to generate positive cash flow from operations;
•our distribution policy;
•our liquidity and management's plans with respect thereto;
•completion of any pending transactions;
•our ability to maintain existing financing arrangements, including compliance with covenants, and our ability to obtain future financing arrangements or refinance or extend the maturity of existing financing arrangements as they come due;
•our ability to negotiate with lenders;
•our understanding of our competition;
•market trends;
•projected capital expenditures;
•the impact of and changes to various government programs, including in response to the novel coronavirus, or COVID-19, including those specifically affecting New York City;
•the timing of the development of any effective cure or treatment for COVID-19;
•our access to capital on the terms and timing we expect;
•the restoration of public confidence in domestic and international travel;
•permanent structural changes in demand for conference centers by business and leisure clientele;
•our ability to dispose of selected hotel properties on the terms and timing we expect, if at all; and
•our ability to reopen our nonoperational hotels on the terms and timing we expect, if at all.

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
Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus on the United States, regional and global economies, the broader financial markets, our customers and employees, governmental responses thereto and the operation changes we have and may implement in response thereto. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many other important factors below.
New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.

The following non-exclusive list of factors could also cause actual results to vary from our forward-looking statements:
•general volatility of the capital markets and the market price of our common shares;
•changes in our business or investment strategy;
•availability, terms and deployment of capital;
•changes in our industry and the market in which we operate, interest rates, or the general economy;
•decreased international travel because of geopolitical events, including terrorism, and current U.S. government policies, such as immigration policies, border closings, and travel bans related to COVID-19;
•the degree and nature of our competition;
•financing risks, including (i) the risk of leverage and the corresponding risk of default on our mortgage loans and other debt, including default with respect to applicable covenants, (ii) potential inability to obtain waivers of covenants or refinance or extend the maturity of existing indebtedness and (iii) our ability to negotiate with lenders;
•levels of spending in the business, travel and leisure industries, as well as consumer confidence;
•declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
•hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
•increased interest rates and operating costs;
•ability to complete development and redevelopment projects;
•risks associated with potential dispositions of hotel properties;
•availability of and our ability to retain qualified personnel;
•decreases in tourism due to pandemics, geopolitical instability or changes in foreign exchange rates;
•our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the "Code";
•environmental uncertainties and risks related to natural disasters and increases in costs to insure against those risks;
•changes in real estate and zoning laws and increases in real property tax rates;
•the uncertainty and economic impact of pandemics, epidemics, or other public health emergencies or fear of such events, such as the recent outbreak of COVID-19, including with respect to New York City;
•the current COVID-19 pandemic had, and will continue to have, adverse effects on our financial conditions, results of operations, cash flows, and performance for an indefinite period of time. Future pandemics may also have adverse effects on our financial condition, results of operations, cash flows, and performance;
•world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels; and
•the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2020 under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and in other reports we file with the SEC from time to time.
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

PART I
Item 1.    Business
OVERVIEW
Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in major urban gateway markets including New York, Washington, DC, Boston, Philadelphia, South Florida and select markets on the West Coast. Our primary strategy prior to the COVID-19 pandemic was to continue to own high quality luxury, upscale, upper midscale and extended-stay hotels in metropolitan markets with high barriers to entry and independent boutique hotels in markets with similar characteristics. We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes.
Historically, we have created value through our ability to source capital and identify high growth acquisition targets.  We sought acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through our due diligence process, we selected those acquisition targets where we believed selective capital improvements and intensive management would increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. To drive sustainable shareholder value, we also sought to recycle capital from stabilized assets in markets with lower forecasted growth rates. Capital from these types of transactions may be and has been redeployed into high growth acquisitions, share buybacks and reduction of debt, subject to compliance with applicable law, our declaration of trust (as amended and supplemented, our "Declaration of Trust") and certain financial covenants.
However, as described below, our operations and strategy have evolved, and continue to adapt to the ongoing effects of the COVID-19 pandemic. Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. The global impact of the pandemic has been rapidly evolving and, in the United States, certain states and cities, including most of the states and cities where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closings, "stay at home" rules and restrictions on types of business that may continue to operate. During the first quarter of 2020 as a result of the impact of the COVID-19 pandemic, we had temporarily closed 21 of our 48 hotels while our remaining hotels operated in a significantly reduced capacity. During the second quarter of 2020 we reopened 5 hotels, during the third quarter of 2020 we reopened 8 hotels, and during the fourth quarter of 2020 we reopened 2 hotels resulting in 6 hotels remaining closed as of December 2020. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic. As such, our current operations and strategic focus has shifted to focus on the near-term by (i) operating efficiently at reduced occupancies, and with certain hotel properties closed entirely, (ii) executing expense mitigation, and (iii) shoring up liquidity through strategic capital raising and hotel dispositions to address our various debt obligations.
As of December 31, 2020, our portfolio consisted of 37 wholly owned limited and full service properties with a total of 5,912 rooms, 1 hotel owned through a consolidated joint venture with a total of 115 rooms, and interests in 10 limited service properties owned through joint venture investments with a total of 1,555 rooms. These 48 properties, with a total of 7,582 rooms, are located in California, Connecticut, District of Columbia, Florida, Maryland, Massachusetts, New York, Pennsylvania, and Washington and operate under leading brands owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), and Pan Pacific Hotels and Resorts (“Pan Pacific”). In addition, some of our hotels operate as independent hotels.
Subsequent to December 31, 2020, we sold 4 wholly owned hotels, with a total of 650 rooms. Proceeds from the sale of these properties were used to pay down borrowings, to pay accrued preferred dividends, and for general corporate purposes. Also, subsequent to December 31, 2020, the mezzanine lender to a joint venture, through which we owned interests in 7 limited service properties with a total of 1,087 rooms, foreclosed and took ownership of those properties. After giving effect to these transactions, we maintain interests in 37 properties, with a total of 5,845 rooms.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (the "Partnership"), for which we serve as the sole general partner. As of December 31, 2020, we owned an approximate 87.8% partnership interest in our operating partnership including all of the general partnership interest.
The majority of our wholly-owned hotels are managed by Hersha Hospitality Management, L.P. (“HHMLP”), a privately held, qualified management company owned primarily by other unaffiliated third party investors and in which certain of our trustees and executive officers have a minority investment. Other third party qualified management companies manage certain hotels that are wholly owned or in which we own through joint venture interests. We lease our wholly-owned hotels to 44 New England Management Company (“44 New England”), our wholly-owned taxable REIT subsidiary (“TRS”), or one of its wholly owned subsidiaries. Each of the hotels that we own through a joint venture investment is leased to another TRS that is owned by the respective joint venture or an entity owned in part by 44 New England.
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
INVESTMENT IN HOTEL PROPERTIES

Prior to the ongoing COVID-19 pandemic, and consumer and governmental responses thereto, our operating strategy focused on increasing hotel performance for our portfolio. The key elements of this strategy were:
•working together with our hotel management companies to increase revenue per available room, or RevPAR, and to maximize the average daily rate, or ADR, and occupancy levels at each of our hotels through active property-level management, including intensive marketing efforts to tour groups, corporate and government extended stay customers and other wholesale customers and expanded yield management programs, which are calculated to better match room rates to room demand; and
•maximizing our hotel-level earnings by managing hotel-level costs and positioning our hotels to capitalize on increased demand in the high quality, upper-upscale, upscale and extended-stay lodging segments, which followed from improving economic conditions, and maximizing our operating margins.
In response to the ongoing COVID-19 pandemic, and consumer and governmental responses thereto, our strategy has shifted to, and remains focused on the near-term by (i) operating efficiently at reduced occupancies, and with certain hotel properties closed entirely (ii) executing expense mitigation and (iii) shoring up liquidity through strategic capital raising and hotel dispositions to address our various debt obligations.
ACQUISITIONS
When acquisitions are within our operating strategy, we selectively acquire high quality branded luxury, upper-upscale, upscale, upper-midscale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:
•nationally-franchised hotels operating under popular brand families, such as Marriott, Hilton, IHG, Hyatt, Accor, and Four Seasons;
•hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes;
•hotels in our target markets where we can realize operating efficiencies and economies of scale; and
•independent boutique hotels that have strong business generating potential in similar markets.

All asset acquisitions are comprehensively reviewed and approved by the Acquisition Committee of our Board of Trustees, which consists solely of independent trustees.
We utilize our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We may continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.
However, in response to the COVID-19 pandemic, we acquired no hotel properties in the year ended December 31, 2020 and do not intend to acquire hotel properties in the short term as part of our current operating strategy. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.
DISPOSITIONS
We evaluate our hotels and the markets in which they operate on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential of each hotel and re-deploy the proceeds into debt reduction, acquisitions of hotels and, from time to time, share buybacks. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of each hotel’s cash flows, its ability to remain accretive to our portfolio, and the expectations for the market in which the hotel operates. Our decision to sell a hotel is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by the Acquisition Committee of our Board of Trustees.
In response to the COVID-19 pandemic, we have completed and are pursuing several hotel dispositions to enact management's strategies of expense management and shoring up liquidity to address our various debt obligations and mitigate expenses. During the year ended December 31, 2020, we disposed of the Sheraton Wilmington and we entered into an agreement to sell the Duane Street Hotel. Subsequently, we sold the Residence Inn Coconut Grove, the Courtyard San Diego, the Capitol Hill Hotel and the Holiday Inn Express Cambridge Hotel. The purchase and sale agreement entered into for the Blue Moon Hotel on February 21, 2020 expired as of December 31, 2020. As evidenced by the sales we have completed, buyer interest increased during the fourth quarter 2020 and continues to grow.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2, “Investment in Hotel Properties.”
FINANCING
We intend to finance our long-term growth with common and preferred equity issuances and debt financing with staggered maturities. Our organizational documents do not limit the amount of indebtedness that we may incur. Our ability to incur additional debt is dependent upon a number of factors, including the current state of the overall credit markets, our degree of leverage and borrowing restrictions imposed by debt covenants and existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, capital market volatility, risk tolerance of investors, general market conditions for REITs and market perceptions related to the Company's ability to generate cash flow and positive returns on its investments. As discussed above, we may also pursue hotel dispositions, among other strategic initiatives, in order to bolster our financial position.
Our debt includes secured debt of $935 million, which is comprised of a $452 million senior secured credit facility (which includes a $202 million secured term loan and $250 million secured line of credit), and two secured term loans totaling $482 million.  Our debt also includes secured mortgage debt on our hotel properties.  Historically, we have used our line of credit capacity to pay down mortgage debt, repurchase common shares subject to market conditions, and fund future acquisitions, as well as for capital improvements and working capital requirements. Given the current operating environment of the hotel industry as a result of the COVID-19 pandemic, which has had a negative impact on our results of operations beginning in March 2020, our main use of proceeds from our line of credit is to fund working capital requirements and necessary capital improvements. Subject to market conditions, we intend to repay amounts outstanding under the line of credit portion of our credit facility from time to time with proceeds from asset sales, periodic common and preferred equity issuances, debt issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.

Subsequent to December 31, 2020, the Company entered into an unsecured notes facility that provided an initial $150 million at closing. An incremental $50 million may be drawn, at the Company’s discretion in minimum installments of $25 million, at any point on or prior to September 30, 2021. Proceeds from the initial $150 million provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our senior secured credit facility and our two secured term loans. Also subsequent to December 31, 2020, the Company executed amendments to its senior secured credit facility and two secured term loans in connection with entering into our unsecured notes facility and property dispositions. The amendments to the senior secured credit facility and two secured term loans eliminate term loan maturities until August of 2022, waive all financial covenants through March 31, 2022, establish accommodative covenant testing methodology through December 31, 2022, enable the Company to pay down the accrual of the Company’s preferred dividends and, subject to the discretion and approval of our Board of Trustees, to declare regular quarterly dividends on our preferred shares on an ongoing basis, and provide additional liquidity at the Company’s discretion.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on our indebtedness and financing.
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

We have been recognized for our approach to driving positive environmental and community impact, and for our leadership in sustainability. In 2019, Hersha participated in the Global Real Estate Sustainability Benchmark (GRESB) assessment, earning GRESB’s “Green Star” and ranking in the top 15% of all GRESB participants for the fifth year in a row. We have also been selected as “Leader in the Light” by NAREIT in the Lodging & Resorts sector four times for our superior sustainability practices. Additionally, we were included in America’s Most Responsible Companies 2020 by Newsweek, ranking 279 out of 2,000 US companies on environmental, social, and governance (ESG) practices.

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

For more information on these and our other sustainability practices, including environmental and community impact results, as well as enterprise-wide policies, please see our current and historical sustainability reports, available on our website https://www.hersha.com/earthview/. The contents of our website are not incorporated by reference into this report.
FRANCHISE AGREEMENTS
Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. Most of our hotels operate under franchise licenses from national hotel franchisors, including:

Franchisor	Franchises
Marriott International	Ritz-Carlton, Marriott, Westin, Residence Inn by Marriott, Courtyard by Marriott, TownePlace Suites, Sheraton Hotels
Hilton Hotels Corporation	Hilton Hotels, Hilton Garden Inn, Hampton Inn
Hyatt Hotels Corporation	Hyatt, Hyatt House
IHG	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Pan Pacific Hotel Group	Pan Pacific
We anticipate a majority of the hotels in which we invest will be operated pursuant to franchise licenses.
The franchise licenses generally specify certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. The franchise licenses generally obligate our lessees to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by our lessees, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. In general, the franchise licenses require us to pay the franchisor a fee typically ranging between 3.7% and 9.7% of such hotel’s revenues annually.
PROPERTY MANAGEMENT
We work closely with our hotel management companies to operate our hotels and increase hotel performance for our portfolio.
Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels as of December 31, 2020:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hersha Hospitality Management, L.P.	36	5,826	7	1,087	43	6,913
South Bay Boston Management, Inc.	—	—	3	468	3	468
Marriott Management	1	86	1	115	2	201
Total	37	5,912	11	1,670	48	7,582

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
For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2020, these thresholds were not met and incentive management fees were not incurred. The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.
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
SEASONALITY
Our hotels’ operations historically have been seasonal in nature, reflecting lower revenues and occupancy rates during the first quarter of each year when compared to the remaining three quarters. This seasonality causes fluctuations in our quarterly operating revenues, profitability, and cash flow. However, as a result of the COVID-19 pandemic, we may be unable to anticipate changes to the seasonality of our operations, if any.
COMPETITION
The U.S. hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. In addition to traditional hotels, our properties also compete with non-traditional accommodations for travelers such as online room sharing services. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under premium brands in the focused-service and full-service segments. Furthermore, we have experienced, and continue to experience, heightened competition due to the ongoing COVID-19 pandemic due to, among other factors: (i) increased fears regarding travel and lodging, which has lowered the number of domestic and international travelers, and (ii) governmental responses to the ongoing COVID-19 pandemic, which has restricted lodging capacity and operations. We believe that hotels, such as our hotels, that are affiliated with leading national brand families, such as the Marriott, Hilton, Hyatt, IHG, or Pan Pacific will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.
Historically, the upper-upscale and upscale limited service segments of the hotel business have been highly competitive.  There are many competitors in our markets and new hotels are routinely being constructed. Additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms.
We also compete for (i) hotel acquisitions with entities that have investment objectives similar to ours and (ii) buyers for various hotel dispositions. We face competition for the acquisition of hotels from institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in the acquisition of hotels. Many of these competitors have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us, increase the bargaining power of property owners seeking to sell to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof, making it more difficult for us to acquire new properties on attractive terms. Furthermore, an increase in disposition activity by other lodging competitors may negatively impact our ability to dispose of certain hotel properties on the terms and timing we expect, if at all.
HUMAN CAPITAL
As of December 31, 2020, we had 32 employees who were principally engaged in managing the affairs of the Company. The hotel management companies we engage to operate our hotels are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the labor at our hotels.
Hersha's priorities with regard to the human capital aspects of our business are aligned with our core values and focus on supporting our associates, valuing diversity and inclusion, and embracing health and wellness.
•Supporting our Associates: We aim to attract, develop, and retain top talent and are committed to creating an environment for our associates that makes Hersha an exceptional place to work. We provide competitive pay, comprehensive benefit programs, and an inclusive, safe, and open work environment. We are committed to our Code of Conduct and Code of Ethics and provide opportunities for advancement and personal growth.
•Diversity and Inclusion: We support and respect the protection of the internationally recognized United Nations Universal Declaration of Human Rights, as well as labor rights. This approach has led to a diverse workforce at the senior management and workforce levels, with the following demographics across Hersha Hospitality Trust:
–39% of our workforce is women
–24% of our workforce identifies as a member of a minority group
–24% of our workforce is under the age of 30, while 61% of our workforce is between the ages of 30 and 50
•Health and Wellness: We support the physical and mental health of our associates by providing access to stress management and healthy living instruction, as well as providing a physical work environment that is comfortable and safe. We encourage work-life balance and have provided associates with the flexibility to work from home during the COVID-19 pandemic.

Our efforts have been recognized, with our Philadelphia office being named "Best Place to Work" by the Philadelphia Business Journal three years in a row. In 2020, we were also named in Newsweek's list of America's Most Responsible Companies.
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
The deductibility of interest paid or accrued by a TRS to us is limited to assure that the TRS is subject to an appropriate level of corporate taxation, and in certain circumstances, other limitations on deductions of interest may apply. A 100% excise tax would be imposed on transactions between a TRS and us that are not on an arm’s-length basis.
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
Of note in 2020, we received proceeds from insurance totaling $10.7 million, including $4.4 million for business interruption, in response to properties that were closed due to pervasive damage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
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
SUMMARY
RISKS RELATED TO THE ECONOMY AND CREDIT MARKETS

•	Economic conditions have reduced, and may continue to reduce, demand for hotel properties, which has, and may continue to, adversely affect the Company’s profitability.
•	A sustained recession could result in declines in our average daily room rates, occupancy and RevPAR.
•	Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing.
•	Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR.

RISKS RELATED TO THE HOTEL INDUSTRY

•	Our hotels are subject to general hotel industry operating risks.
•	The value of our hotels depends on conditions beyond our control.
•	Our investments are concentrated in a single segment of the hotel industry.
•	Operating costs and capital expenditures for hotel renovation may be greater than anticipated.
•	The franchise licenses under which we operate our hotels may be terminated or not renewed.
•	The seasonal and cyclical nature of the hotel industry may cause fluctuations in our operating performance.
•	The increasing use of Internet travel intermediaries by consumers.
•	The need for business-related travel may decline.
•	Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
•	The COVID-19 pandemic has had, and will continue to have, adverse effects on our business.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

•	We face risks associated with the use of debt, including covenant compliance and refinancing risk.
•	We may fail to maintain an effective system of internal controls.
•	We do not operate our hotels or have complete control over implementation of our strategic decisions.
•	Most of our hotels are located in the area from Washington, DC to Boston, MA, including New York City, which may increase the effect of any regional or local events or conditions.
•	We own a limited number of hotels.
•	We focus on acquiring hotels operating under a limited number of franchise brands.
•	We depend on key personnel.
•	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial conditions and disputes between us and our co-venturers.
•	We engage in hedging transactions to limit our exposure to fluctuations in interest rates.
•	Hedging transactions may reduce our shareholders’ equity.
•	We and our hotel managers rely on information technology, which may fail or be inadequate, in our operations.
•	We face possible risks associated with the physical effects of severe weather and climate change.
•	We may be contractually prohibited from paying dividends.
•	If we default on our property level secured debt and if we are unable to negotiate forbearance agreements, the lenders may foreclose on our hotels.
•	We could be required to refinance our debt before it matures and may not be able to do so on acceptable terms.

RISKS RELATED TO REAL ESTATE INVESTMENT GENERALLY

•	Real estate investments can be illiquid.
•	We may suffer losses not covered by insurance or that are in excess of our insurance coverage limits.
•	Real estate is subject to property taxes.
•	Environmental matters could adversely affect our results.
•	Our hotel properties may contain or develop harmful mold, which could lead to liability and remediation costs.
•	Costs associated with complying with the ADA may adversely affect our financial condition and operating results.

RISKS RELATED TO CONFLICTS OF INTEREST

•	Many of our existing agreements may not have been negotiated on an arm’s-length basis.
•	Conflicts of interest with HHMLP may result in decisions that do not reflect our best interests.
•	Sales or refinancing of certain hotels acquired from related parties may lead to decisions not in our best interest.

RISKS RELATED TO OUR STRUCTURE

•	There are no assurances of our ability to make distributions in the future.
•	Holders of our outstanding preferred shares have certain senior rights to the holders of our common shares.
•	Our Board of Trustees may authorize the issuance of additional shares.
•	Our Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees.
•	Certain provisions of Maryland law may discourage a third party from acquiring us.
•	Our Board of Trustees and management make decisions on our behalf and shareholders have limited policymaking and management rights.

RISKS RELATED TO OUR TAX STATUS

•	If we fail to qualify as a REIT, our dividends will not be deductible, and our income will be subject to taxation.
•	To qualify as a REIT, we must distribute annually a certain percentage of our REIT taxable income.
•	If the leases of our hotels to our TRSs are not respected as true leases, we would fail to qualify as a REIT.
•
Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

•	If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
•	The federal income tax laws governing REITs are complex.
•	Complying with REIT requirements may force us to sell otherwise attractive investments.
•	The prohibited transactions tax may limit our ability to engage in certain transactions, including dispositions.
•	We may pay taxable dividends partly in shares and partly in cash.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Our share ownership limitation may prevent certain transfers of our shares.
•	We may be subject to adverse legislative or regulatory tax changes.
•	The federal income tax laws governing REITs are complex.

GENERAL RISK FACTORS

•	An increase in market interest rates may have an adverse effect on the market price of our securities.
•	Future offerings of equity securities may adversely affect the market price of our common shares.
•	The market price of our securities has been, and may continue to be, volatile and has declined, and may continue to decline.
•	Future sales of our securities could depress the market price of our common shares.

RISKS RELATED TO THE ECONOMY AND CREDIT MARKETS

Economic conditions have reduced, and may continue to reduce, demand for hotel properties, which has affected, and may continue to, adversely affect the Company’s profitability.

The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product, employment, and investment and travel demand. The Company cannot predict the pace or duration of the global economic cycle or the cycles of the lodging industry. Furthermore, the Company cannot predict major disruptions in business cycles, including the development, length and ultimate effects of a global pandemic, such as COVID-19.

As a result of the COVID-19 pandemic, (i) conditions in the lodging industry have deteriorated and show inconsistent signs of improvement, and (ii) we are experiencing a period of economic weakness. The Company’s occupancy rates, revenues and profitability have been, and may continue to be, adversely affected. Other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, have also had, and may continue to have, a negative effect on the lodging industry and the Company’s business.

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

The performance of the hotel industry has traditionally been closely linked with the general economy. For example, during both the recession of 2008 and 2009 and the COVID-19-related downturn, overall travel was reduced, which had a significant effect on our results of operations. While operating results subsequently improved, the COVID-19 pandemic has depressed economic activity. Certain of our properties’ occupancy and room rates have dropped, and others may drop, such that their revenues are insufficient to cover their respective operating expenses. As a result, we have been, and may continue to be, required to spend additional funds for such properties’ operating expenses. Other factors that may also affect our revenues and earnings include, but are not limited to, hindered growth in the economy, changes in unemployment, underemployment, administration policies and changes in travel patterns. A sustained recession would have a material adverse effect on our results of operations.

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

The elimination of LIBOR after June 2023 may affect our financial results.

On March 5, 2021, the United Kingdom Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced (the “FCA Announcement”) that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA’s Announcement coincides with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the United States, the Alternative Reference Rates Committee (the “ARRC”), a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR’s replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

RISKS RELATED TO THE HOTEL INDUSTRY

Our hotels are subject to general hotel industry operating risks, which may impact our ability to make distributions to shareholders.

Our hotels are subject to all operating risks common to the hotel industry. The hotel industry has previously experienced, and is currently experiencing, volatility, as have, and are, our hotels, and there can be no assurance that such volatility will subside or not occur in the future. These risks include, among other things: competition from other hotels; over-building in the hotel industry that could adversely affect hotel revenues and hotel values; increases in operating costs due to inflation and other factors, which may not be offset by increased room rates; reduction in business and commercial travel and tourism, including as a result of legislation, executive policies or pandemics such as COVID-19; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; civil unrest; adverse effects of general and local economic conditions; and adverse political conditions. Certain of these factors have reduced, and may continue to reduce, revenues of our hotels, which has adversely affected, and may continue to adversely affect, our ability to make distributions to our shareholders.

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

Additionally, the hotel industry historically has been, and continues to be, highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the hotel industry's performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on us.

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

The global pandemic caused by COVID-19 has had, and is continuing to have, a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility during 2020, which is expected to continue over upcoming quarters. Globally and throughout the United States, federal, state, and local governments have instituted quarantines, domestic and international travel restrictions and advisories, school closings, "shelter in place" orders, social distancing efforts, limits on gathering size and restrictions on types of businesses that may continue operations. These restrictions have had, and may continue to have, a severe impact on the U.S. lodging industry and many of our hotels have suspended operations while others continue to operate at a significantly reduced occupancy.

During the first half of 2020 as a result of the impact of the COVID-19 pandemic, we had temporarily closed 21 of our 48 hotels while our remaining hotels operated in a significantly reduced capacity. During the second quarter of 2020 we reopened 5 hotels, during the third quarter of 2020 we reopened 8 hotels, and during the fourth quarter of 2020 we reopened 2 hotels resulting in 6 hotels remaining closed as of December 2020. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

While the rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial market and an increase in unemployment in the U.S. Although the FDA has approved certain therapies and two vaccines for emergency use and distribution to certain groups of individuals, (i) the initial rollout of vaccine distribution has encountered significant delays, and (ii) there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines, if any, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn, and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations, and cash flows.

In response to the supply and distribution issues surrounding the vaccine, in January 2021, President Biden outlined a plan to create additional vaccination sites, increase the supply and distribution of vaccines, and increase the number of vaccinations administered to Americans. The Biden administration plans to utilize the Defense Production Act to maximize the manufacturing and distribution of vaccines in order to administer 100 million vaccination shots within the first 100 days of holding office.

In addition to the currently approved vaccines, as of January 2021, there were over 60 other potential vaccines in clinical development that may contribute to increasing the supply of vaccines in 2021. The current vaccines in development use a myriad of different scientific approaches to attempt to provoke an immune response, including:

•Genetic vaccines that use part of the coronavirus's genetic code;
•Viral vector vaccines that use a virus to deliver coronavirus genes into cells;
•Protein-based vaccines that use a coronavirus protein or protein fragment to stimulate the immune system; and
•Whole-virus vaccines that use a weakened or inactivated version of the coronavirus.

Over 60 potential vaccines are currently in human clinical trials, with nearly a third of these in later stages of clinical development. Phase I trials typically include a small number of participants to test safety and dosage as well as to confirm that the vaccine stimulates the immune system. Phase II trials involve hundreds of participants split into groups, such as children and the elderly, to determine whether the vaccine acts differently in each subpopulation. Phase III trials involve delivering the vaccine to tens of thousands of people, observing how many subsequently become infected, and determining the severity of symptoms when compared with volunteer subjects who received a placebo. Regulators in each country will review the trial results to make a determination as to whether the drug or vaccine should be approved. As of January 2021, there were 20 potential vaccines in Phase III trials, including a number that require only a single dose, rather than two doses for the currently approved vaccines and that are potentially easier to distribute.

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

•	there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered and the level of resistance to these new strains;

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
•
the reduction in our cash flows, prohibitions contained in our Credit Agreements (as defined below) and, with respect to our common dividends, the terms of our declaration of trust designating our preferred shares, have caused the indefinite suspension of dividends and could impact our ability to pay dividends to our stockholders at expected levels in the future.

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

The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are included herein, including, but not limited to, those factors listed under “Risks Related to the Economy and Credit Markets” and “Risks Related to the Hotel Industry” and in this report and other reports filed by us with the SEC. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described herein, and in other reports filed by us with the SEC are uncertain.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We face risks associated with the use of debt, including covenant compliance and refinancing risk.

At December 31, 2020, we had outstanding long-term debt of approximately $1.2 billion. We may borrow additional amounts from the same or other lenders in the future. Any future repurchases of our own shares may require additional borrowings. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

At December 31, 2020, we failed our debt service coverage ratio ("DSCR") requirement related to four of our mortgage borrowings. Three of these DSCR failures trigger a cash management provision within their respective mortgages, which results in our respective lenders sweeping cash receipts from the properties into a lockbox to service debt payments. The remaining mortgage for which we failed the DSCR requirement was repaid in its entirety with the sale of the hotel. While we have amended the agreements governing our credit facility and have received waivers of certain covenants through March 31, 2022, after considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings or under our Credit Facility within the next twelve months. We have received financial covenant waivers from certain of our mortgage lenders, which provided us relief from financial covenants for a period of time that does not extend beyond the first quarter of 2022. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

A substantial amount of our indebtedness will mature within the next 1 to 4 years. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, we may be forced to use operating income to repay such indebtedness, which would have a material adverse effect on our cash available for distribution in years when significant “balloon” payments come due. In some such cases, we may lose the applicable hotels to foreclosure. This risk is particularly significant.

Additionally, our substantial indebtedness has had and may continue to have significant effects on our business. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, our strategic growth initiatives and development efforts and general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

Our ability to repay the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including the COVID-19 pandemic, the responses thereto and the effects thereof, and our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not continue to maintain sufficient cash reserves, our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures, and our cash needs may increase. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining waivers with respect to our debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with our debt covenants, or obtain waivers with respect thereto, could result in an event of default which, if not cured or waived, could result in acceleration of our debt.

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

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2020, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

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
[
As of December 31, 2020, New York City has been significantly adversely impacted by the COVID-19 pandemic disproportionately compared to other cities in the U.S. and across the globe. Many of our hotels closed in the first quarter of 2020 but began reopening when New York City entered phase two of its state-mandated reopening plan in the second quarter of 2020. Because of the disproportionate impact, the economic recovery following the COVID-19 pandemic may be delayed more in New York City than in other parts of the country, which may cause reduced demand for hotels there. Therefore, our concentration of assets in New York City may have an adverse impact on the fair value of our assets, our results of operations, our financial condition and our ability to pay dividends to our stockholders at expected levels or at all.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2020, our portfolio consisted of 37 wholly-owned limited and full service properties with a total of 5,912 rooms, 1 hotel owned through a consolidated joint venture with a total of 115 rooms, and interests in 10 limited service properties owned through joint venture investments with a total of 1,555 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

As of December 31, 2020, we had several joint ventures in which we shared ownership and decision-making power with one or more parties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility: that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Our joint venture partners must agree in order for the applicable joint venture to take, or in some cases, may have control over whether the applicable joint venture will take, specific major actions, such as budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

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

We may be contractually prohibited from paying dividends.

Our Credit Agreements, as amended, contain restrictions against our payment of dividends on common or preferred shares, including, in certain instances after the enhanced negative covenant period, at any time when there is an event of default under such credit agreement. There are exceptions, however, for payment of dividends necessary to maintain our REIT status as long as no payment or bankruptcy event of default has occurred and the debt has not been accelerated. Events of default under the Credit Agreements include failure to comply with various covenants, including reporting obligations and other nonmonetary obligations, as well as financial conditions that may be beyond our control. An event of default occurs as soon as the failure occurs. If an event of default has occurred and is continuing on the day when a dividend is otherwise payable on our common or preferred shares, we will be unable to pay the dividend unless the lenders on these credit agreements waive the event of default or such dividend falls within an exception as noted above. Failure to pay dividends could jeopardize our continued qualification as a REIT (causing us to be subject to corporate income tax) and could cause us to be subject to a 4% nondeductible excise tax.

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

Some of our officers and trustees have minority ownership interests in HHMLP and in entities with which we have entered into transactions, including hotel acquisitions and dispositions and certain financings. Consequently, the terms of our agreements with those entities, including hotel contribution or purchase agreements, the Option Agreement (as defined below) between our operating partnership and some of the trustees and officers and our property management agreements with HHMLP, while intended to be negotiated on an arm’s-length basis, may not have been and may not be in the best interest of all our shareholders. We have policies in place to encourage agreements to be negotiated on an arm’s-length basis. Transactions with related persons must be approved by a majority of the Company’s independent trustees. The Board of Trustees’ policy requires any independent trustee with a direct or indirect interest in the transaction to excuse himself or herself from any consideration of the related person transaction in which he or she has an interest.

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

Our ability to pay dividends has been, and may continue to be, adversely affected by the risk factors described herein and in other reports filed by us with the SEC. All distributions will be made at the discretion of our Board of Trustees and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Trustees may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. Furthermore, our Credit Agreements, as amended, contain prohibitions against our payment of any dividend on common or preferred shares, including at any time when there is an event of default under such credit agreement. As a result, our inability to pay dividends to our shareholders may cause us to fail the 90% distribution requirement causing us to be subject to corporate income tax and the 4% nondeductible excise tax.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2020, 3,000,000 Series C Preferred Shares, 7,701,700 Series D Preferred Shares and 4,001,514 Series E Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

Under the Maryland General Corporation Law, as amended (the "MGCL"), as applicable to REITs, certain “business combinations” (including certain issuances of equity securities) between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of the trust’s shares, or an affiliate thereof, are prohibited for five years after the most recent date on which such shareholder acquired at least ten percent of the voting power of the trust’s shares. Thereafter, any such business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.

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

Historically, we have distributed our taxable income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts, limitations on our ability or the ability of our subsidiaries to deduct interest expense from borrowings under Section 163(i) of the Code or the effect of required debt amortization payments could require us to borrow or raise capital on terms we regard as unfavorable, or sell assets at prices or at times we regard as unfavorable to distribute out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. In the past we have borrowed, and in the future we may borrow, to pay distributions to our shareholders and the limited partners of our operating partnership. Such borrowings subject us to risks from borrowing as described herein. Additionally, we may, if necessary and allowable, pay taxable dividends of our shares to meet the distribution requirements.

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

We may make taxable dividends that are payable partly in cash and partly in shares. Under IRS Revenue Procedure 2017-45 (as modified by Revenue Procedure 2020-19), as a publicly offered REIT, as long as at least 20% (or 10% for our tax year ended December 31, 2020) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the share distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). If in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.

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

The federal income tax laws governing REITs are complex.

The REIT qualification requirements are extremely complex and interpretations of the federal income laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so we can continue to qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth certain information with respect to the 37 hotels we wholly owned and 1 hotel owned within our consolidated joint venture as of December 31, 2020, all of which are consolidated on the Company’s financial statements.

Market	Name	Location	Year Opened	Number of Rooms

Boston Urban and Metro	The Envoy, Boston Seaport	Boston, MA	2015	136
	The Boxer, Boston	Boston, MA	2004	80
	Courtyard by Marriott Brookline	Brookline/Boston, MA (1)	2003	188
	Holiday Inn Express Cambridge	Cambridge, MA (2)	1997	112
	Mystic Marriott Hotel & Spa	Groton, CT	2001	285

California - Washington	The Ambrose Hotel, Santa Monica	Santa Monica, CA	2015	77
	The Sanctuary Beach Resort	Monterey Bay, CA	2014	60
	The Hotel Milo, Santa Barbara	Santa Barbara, CA (1)	2001	121
	Courtyard by Marriott Los Angeles Westside	Los Angeles, CA	2008	260
	Courtyard by Marriott Downtown San Diego	San Diego, CA (2)	1999	245
	Courtyard by Marriott Sunnyvale	Sunnyvale, CA	2014	145
	TownePlace Suites Sunnyvale	Sunnyvale, CA (1)	2003	94
	The Pan Pacific Hotel Seattle	Seattle, WA	2006	153

NYC Urban	Hyatt Union Square	Union Square, New York, NY	2013	178
	Duane Street Hotel	TriBeCa, New York, NY	2008	43
	Hilton Garden Inn Manhattan Midtown East	Midtown East, New York, NY	2014	206
	Hilton Garden Inn TriBeCa	TriBeCa, New York, NY	2009	151
	Hampton Inn Seaport	Seaport, New York, NY	2006	65
	Holiday Inn Express Chelsea	Madison Square Garden, New York, NY	2006	228
	Hilton Garden Inn JFK	JFK Airport, New York, NY (1)	2005	192
	Gate Hotel JFK Airport	JFK Airport, New York, NY (1)	2008	150
	Nu Hotel, Brooklyn	Brooklyn, New York, NY	2008	93

NY-NJ Metro	Hyatt House White Plains	White Plains, NY	2000	187

Philadelphia	The Rittenhouse Hotel	Philadelphia, PA	2004	118
	Philadelphia Westin	Philadelphia, PA	1990	294
	Hampton Inn Center City/ Convention Center	Philadelphia, PA	2001	250

Market	Name	Location	Year Opened	Number of Rooms

South Florida	Cadillac Hotel & Beach Club	Miami, FL	2004	357
	The Ritz-Carlton, Coconut Grove	Coconut Grove, FL	2002	115
	The Blue Moon Hotel, Miami Beach	Miami, FL	2013	75
	The Winter Haven Hotel, Miami Beach	Miami, FL	2013	70
	Residence Inn Miami Coconut Grove	Coconut Grove, FL (2)	2000	140
	Parrot Key Hotel & Villas	Key West, FL	2013	148

Washington D.C.	The Ritz-Carlton, Georgetown	Georgetown, DC	2014	86
	The St. Gregory Hotel, Dupont Circle	Washington, DC	2014	156
	The Capitol Hill Hotel	Washington, DC (2)	2007	153
	Hilton Garden Inn M Street	Washington, DC	2014	238
	Hampton Inn Washington, D.C.	Washington, DC	2005	228
	Annapolis Waterfront Hotel	Annapolis, MD (1)	1968	150

		TOTAL ROOMS		6,027
(1) Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement. These ground lease agreements typically have initial terms of 99 years and all have a remaining term of at least 45 years.
(2) Subsequent to December 31, 2020 this property was sold.

The following table sets forth certain information with respect to the 10 hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2020.

Market	Name	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset

Boston	Courtyard	South Boston, MA (1)	2005	164	50%
	Holiday Inn Express	South Boston, MA (1)	1998	174	50%
	Home2 Suites	South Boston, MA (1)	2020	130	50%

NYC Urban	Hampton Inn Manhattan/ Times Square South	Times Square, New York, NY (2)	2009	184	31%
	Hampton Inn Manhattan- Chelsea	Chelsea/Manhattan, New York, NY (2)	2003	144	31%
	Hampton Inn Manhattan- Madison Square Garden	Herald Square, New York, NY (2)	2005	136	31%
	Holiday Inn New York City- Wall Street	Wall Street, New York, NY (2)	2010	113	31%
	Holiday Inn Express New York City Times Square	Times Square, New York, NY (2)	2009	210	31%
	Holiday Inn Express Wall Street	Water Street, New York, NY (2)	2010	112	31%
	Candlewood Suites New York City- Times Square	Times Square, New York, NY (2)	2009	188	31%

		TOTAL ROOMS		1,555

(1) The joint ventures interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreements. These ground lease agreements typically have terms of 60 years and all have a remaining term of at least 44 years.
(2) Subsequent to December 31, 2020, the mezzanine lender to the joint venture foreclosed and took ownership of this property.

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
SHAREHOLDER INFORMATION
At December 31, 2020 we had approximately 137 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 32 entities and persons, including our company.
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
DISTRIBUTION INFORMATION
Future distributions, if any, will be at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant. Our ability to make distributions will depend on our receipt of distributions from our operating partnership and lease payments from our lessees with respect to the hotels. We rely on the profitability and cashflows of our hotels to generate sufficient cash flow for distributions. Additionally, we may, if necessary and allowable, pay taxable dividends of our shares to meet the distribution requirements.

Item 6.    Selected Financial Data

[Reserved.]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statement and Notes thereto. This section includes discussion of financial information as of and for the year ended December 31, 2020 and provides comparisons to the same information as of and for the year ended December 31, 2019. Comparisons of 2019 financial information to the same information for 2018 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 25, 2020.
Certain statements appearing in this Item 7 are forward-looking statements within the meaning of the federal securities laws. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. See “Cautionary Factors That May Affect Future Results” for additional information regarding our forward-looking statements.
BACKGROUND
As of December 31, 2020, we owned interests in 48 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Miami and select markets on the West Coast including 37 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 10 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor, as defined under the REIT rules, to manage the hotels. As of December 31, 2020, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. Each TRS directly receives all revenue from, and funds all expenses relating to, hotel operations of the hotels that it leases. Each TRS is also subject to income tax on its earnings.
COVID-19
At the beginning of the year, we expected that we would achieve operating results for 2020 that would out perform other market participants due to the strong performance anticipated from newly renovated and upgraded hotels in our portfolio, primarily led by our hotels in South Florida. We started 2020 off on solid footing with our comparable portfolio achieving RevPAR growth through the end of February 2020 but this was quickly erased as a result of the global economic slowdown caused by the COVID-19 pandemic. Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. The global impact of the pandemic has been rapidly evolving, and in the United States, certain states and cities, including most of the states and cities where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closings, "stay at home" rules and restrictions on types of business that may continue to operate. During the first half of 2020 as a result of the impact of the COVID-19 pandemic, we had temporarily closed 21 of our 48 hotels while our remaining hotels operated in a significantly reduced capacity. During the second quarter of 2020 we reopened 5 hotels, during the third quarter of 2020 we reopened 8 hotels, and during the fourth quarter of 2020 we reopened 2 hotels resulting in 6 hotels remaining closed as of December 2020. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic. In addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. For example, we suspended all common and preferred dividends in 2020, deferred certain planned capital expenditures and amended our Credit Agreements.
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
Furthermore, as a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, on March 19, 2020, in order to preserve liquidity, we revoked our previously announced first quarter 2020 quarterly cash dividends on our common shares, 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares.

Subsequent to December 31, 2020, we amended our Credit Agreements which allowed us, subject to certain conditions (including paying down existing debt under the Credit Agreements and limitations on the source of funds), to pay the total arrearage of unpaid cash dividends due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares and keep these dividends current going forward.

OVERVIEW
As a result of the COVID-19 pandemic and subsequent government mandates and health official recommendations, hotel demand has been substantially reduced across the United States.

Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we originally closed 21 of our 48 hotel properties and dramatically reduced staffing at the hotels that remained open and at the corporate level. As of the date of this filing, we have 37 hotels of our 38 wholly-owned hotels operating while 1 hotel has remained closed. The hotel that has remained closed is under a contract to sell and is classified as held for sale as of December 31, 2020. The reopening of our wholly-owned hotels provided us the opportunity to capture incremental demand through the end of the year and we are prepared to capture market share during the early stages of an economic recovery in 2021.
In addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. The suspension of our common and preferred dividends through the end of 2020 reduced our cash expenditures by $72.5 million when compared to dividends we declared in 2019. Subsequent to December 31, 2020, we paid approximately $24.2 million in preferred dividend arrearage that was not paid in 2020. We also deferred certain planned capital expenditures for 2020 with an anticipated cash savings of between $10.0 million to $15.0 million for 2020. In April 2020, we amended our existing Credit Facility, which granted us a waiver of our covenants under the Credit Facility through March 31, 2021 and provided us with additional availability under the Credit Facility. Subsequent to December 31, 2020, the Company entered into an unsecured notes facility that provided an initial $150 million at closing. An incremental $50 million may be drawn, at the Company’s discretion in minimum installments of $25 million, at any point on or prior to September 30, 2021. Proceeds from the initial $150 million provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our Credit Facility, allowing us to amend our Credit Facility again subsequent to December 31, 2020, eliminating maturities under the Credit Facility until August of 2022. The Credit Facility amendment also waives all financial covenants through March 31, 2022, establishes accommodative covenant testing methodology through December 31, 2022, and provides additional liquidity at the Company’s discretion.

The manner in which the ongoing COVID-19 pandemic will be resolved or the manner that the hospitality and tourism industries will return to historical performance norms, and whether the economy will contract or grow are not reasonably predictable. As a result, there can be no assurances that we will be able to achieve the hotel operating metrics or the results at our properties we have forecasted. Factors that might contribute to less-than-anticipated performance include those described under the heading "Risk Factors" in this report and other documents that we may file with the SEC in the future. We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.
SUMMARY OF OPERATING RESULTS
The following tables outline operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the years ended December 31, 2020, and 2019. Common key performance metrics utilized by the lodging industry are occupancy, average daily rate ("ADR"), and revenue per available room ("RevPAR"). Occupancy is calculated as the percentage total rooms sold compared to rooms available to be sold, while ADR measures the average rate earned per occupied room, calculated as total room revenue divided by total rooms sold. RevPAR is a derivative of these two metrics which shows the total room revenue earned per room available to be sold. Management uses these metrics in comparison to other hotels in our self-defined competitive peer set within proximity to each of our hotel properties.
We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational as of the end of the period reported. Based on this definition, for the year ended December 31, 2020, there are 37 comparable consolidated hotels. The comparable key hotel operating statistics presented in the table below have been computed using pro forma methodology to compute the operating results for the portion of time prior to our ownership of hotels purchased during the comparable period for the year ended December 31, 2020 compared to the year ended December 31, 2019 for our comparable hotels.

For the comparison of December 31, 2020 to December 31, 2019, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2020, excluding: (1) The Boxer as this hotel was closed for a portion of December 2019 through May 2020 to perform remediation from water damage; and (2) the results of all hotels sold during the years ended December 31, 2020 and 2019.

COMPARABLE CONSOLIDATED HOTELS:
	(Includes 37 hotels in both years)
	Year Ended December 31, 2020	Year Ended December 31, 2019	2020 vs. 2019 % Variance
	(dollars in thousands except ADR and RevPAR)
Occupancy	36.2%	82.8%	(4,660) bps
Average Daily Rate (ADR)	$178.03	$229.83	(22.5)%
Revenue Per Available Room (RevPAR)	$64.46	$190.32	(66.1)%

Room Revenues	$140,301	$413,071	(66.0)%
Hotel Operating Revenues	$172,545	$513,082	(66.4)%
Overall, our comparable hotel portfolio experienced significant operating disruptions as a result of the COVID-19 pandemic, which resulted in local and federal restrictions on travel and leisure activities as well as drastic reductions in business travel. This reduction in demand across the entire hotel industry resulted in 2020 operating results far below that of 2019. RevPAR for the year ended December 31, 2020 decreased 66.1% for our comparable consolidated hotels when compared to 2019.
COMPARISON OF THE YEAR ENDED DECEMBER 31, 2020 TO DECEMBER 31, 2019
(dollars in thousands)
Revenue
Our total revenues for the years ended December 31, 2020 and 2019 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the years ended December 31, 2020 and 2019. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $353,225 or 66.7%, to $176,443 for the year ended December 31, 2020 compared to $529,668 for the same period in 2019. This decrease in hotel operating revenues can be attributed to the aforementioned decline in the overall demand for hotel rooms during 2020 as a result of the COVID-19 pandemic, which the Company began experiencing during March 2020. During 2020 each of our hotels experienced a decrease in hotel operating revenue when compared to 2019. The decrease in hotel operating revenue per hotel ranged from a decrease of 7.5% to 86.2%. As the demand from our traditional hotel customers waned, we worked closely with our third-party management companies to employ alternate revenue generation strategies that included a focus on student housing, accommodations for health and safety workers, contracts with professional sports teams needing in-season quarantine accommodations, and other contract based group accommodations. These alternative revenue strategies proved helpful in partially reducing the negative impact of the pandemic on our operations.
Expenses

Total hotel operating expenses decreased 55.8% to approximately $140,256 for the year ended December 31, 2020 from $317,436 for the year ended December 31, 2019. This decrease in hotel operating expenses is directly correlated to the reduction in hotel room demand as a result of the COVID-19 pandemic. As we started to experience negative operating trends during March 2020, our management team worked closely with our third-party hotel management companies to identify which hotels were candidates for temporary closure and which hotels could continue to operate at a reduced capacity. For hotels that remained open for operation, we utilized appropriate cost savings measures that included reduced staffing levels, a reduction of in-room amenities, modified food and beverage offerings, and modifications to room attendant schedules while implementing health and safety measures to ensure the protection of our guests and hotel staff.
Depreciation and amortization increased by 0.4%, or $429, to $96,958 for the year ended December 31, 2020 from $96,529 for the year ended December 31, 2019. The increase was a result of depreciation and amortization recorded on the hotels newly renovated, partially offset by those assets that fully depreciated during 2020 and the cessation of depreciation on the Duane Street Hotel, as it was held for sale for the majority of 2020.
Real estate and personal property tax and property insurance increased $2,327, or 6.0%, for the year ended December 31, 2020 when compared to the same period in 2019. Approximately $647 of the increase relates to higher property insurance costs for 2020 compared to 2019. The majority of this increase in insurance expense is attributable to increased insurance costs at our Florida hotel properties with the largest increases affecting The Cadillac Hotel and Beach Club and the Parrot Key Hotel & Villas. The remaining $1,680 increase relates to increased real estate tax costs. A portion of this increase is related to real estate taxes on New York City properties that had experienced tax rebate phase outs, resulting in higher 2020 expense of $513. Property value re-assessments on our Florida assets also added $102 of higher expense in 2020. The remaining unexplained difference is the result of normal real estate jurisdictional rate increases less net property tax refunds during the year ended December 31, 2020. We typically experience annual increases in either tax assessments or tax rates, or both, which are offset by reductions of expense resulting from successful real estate tax appeals.
General and administrative expense decreased by approximately $6,353 to $20,078 for the year ended December 31, 2020 from $26,431 for the year ended December 31, 2019.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. These non-cash expenses related to share based compensation decreased $1,315 when comparing the year ended December 31, 2020 to the same period in 2018.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation. The execution of our cost containment strategies resulted in a decrease of $5,038 in our payroll and other administrative costs.
Loss on Impairment of Assets
During the year ended December 31, 2020, the Company recorded an impairment charge of $1,069 related to the Duane Street Hotel, which was held for sale as of December 31, 2020. During the second quarter 2020, the Company amended the purchase and sale agreement with the buyer of the hotel to reduce the purchase price by $2,000. As a result of the reduced sales price and after consideration of selling costs to the Company management determined that the carrying value of the hotel exceeded the anticipated net proceeds from sale, resulting in the impairment charge.
Gains / Losses on Insurance Recoveries
During the year ended December 31, 2020, the Company recorded a gain from insurance recoveries in the amount of $8,960 compared to property losses in excess of recoveries of $12 during the comparable period in 2019.  During the year ended December 31, 2020, the Company received a total of $10,749 in insurance proceeds, which was offset by a total of $1,789 in funds applied to previously recorded insurance receivables. We received no insurance proceeds during the year ended December 31, 2019. Included in the insurance proceeds above is a final settlement payment of $8,147 from our insurer related to the Hurricane Irma damages incurred at the Parrot Key Hotel & Villas.
Operating (Loss) Income
Operating loss for the year ended December 31, 2020 was $122,389 compared to operating income of $46,370 during the same period in 2019. Our operating loss for the year ended December 31, 2020 compared to operating income during the same period in 2019 was largely the result of hotel operating revenues decreasing at a larger rate than hotel operating expenses, both of which are the result of decreased operations across our portfolio due to the COVID-19 pandemic. Additionally, we experienced increases in real estate taxes and insurance, and a loss on an impairment of assets during 2020 compared to 2019. Partially offsetting this loss was a decrease in general and administrative expenses and a gain from insurance recoveries.
Interest Expense
Interest expense increased $1,074 from $52,205 for the year ended December 31, 2019 to $53,279 for year ended December 31, 2020. The balance of our borrowings, excluding discounts and deferred costs, have increased by $66,974 in total between December 31, 2019 and December 31, 2020, as we completed net draws on our line of credit of $85,053, which was partially offset by net mortgage debt paydowns of $1,684 and term loan paydowns of $16,395.  The increase in interest expense when comparing the year ended December 31, 2020 to the corresponding period in 2019 can be explained by: (1) an increase in interest expense from the credit facility which contributed $2,013 incrementally; and (2) a decrease in interest expense from our notes payable and variable mortgage debt due to variable rates decreasing, resulting in a decrease in expense of $1,178.

Gain on Disposition of Hotel Properties
During the year ended December 31, 2020, the Company sold the Sheraton Wilmington and recorded a gain of $1,158 as a result. For the year ended December 31, 2019 we sold no hotel properties and, therefore, recorded no gain.
Unconsolidated Joint Venture Investments
The income (loss) from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $3,629 to a loss of $2,938 for the year ended December 31, 2020 compared to income of $691 during the same period in 2019. This reduction in income relates to the net operating losses of our joint venture properties for the year ended December 31, 2020 compared to 2019.
Income Tax Expense
During the year ended December 31, 2020, the Company recorded an income tax expense of $11,329 compared to $92 for the year ended December 31, 2019.  After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of December 31, 2020 it is not more likely than not that we will realize our net deferred tax asset. During the year ended December 31, 2020 we recorded a valuation allowance of $23,591 resulting in a net deferred tax asset of $0 as of December 31, 2020. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).
Net Loss Applicable to Common Shareholders
Net loss applicable to common shareholders for the year ended December 31, 2020 was $190,521 compared to a net loss of $27,843 during the same period in 2019.  This increase in net loss was primarily caused by: (1) lower operating income of $168,759 (2) decreased income from unconsolidated joint ventures of $3,629; (3) increased interest expense of $1,074; and (4) increased income tax expense of $11,237. Partially offsetting these items was $20,737 in additional loss allocated to minority interest holders and a higher net gain on hotel dispositions of $1,158.
Comprehensive (Loss) Income Applicable to Common Shareholders
Comprehensive loss applicable to common shareholders for the year ended December 31, 2020 was $210,806 compared to comprehensive loss of $31,060 for the same period in 2019. This change can be attributed to the items affecting Net Loss Applicable to Common Shareholders as more fully described above. For the year ended December 31, 2020, we recorded comprehensive loss of $211,608 compared to $9,342 of comprehensive income for the year ended December 31, 2019.
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
Our secured debt facilities aggregate to $934,506 and are comprised of a $452,158 senior secured credit facility and two secured term loans totaling $482,348. The secured credit facility (“Credit Facility”) contains a $202,158 secured term loan (“First Term Loan”) and a $250,000 secured revolving line of credit (“Line of Credit”). This Credit Facility expires on August 10, 2022 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable by $400,000 at our request, subject to the satisfaction of certain conditions.  Our two additional secured term loans are $292,983 (“Second Term Loan”) and $189,365 (“Third Term Loan”), which mature on September 10, 2024 and August 2, 2021, respectively.

On April 2, 2020, we amended our existing Credit Agreement and received $100,000 in available funds on our Line of Credit (as defined below). In total we borrowed $66,000 through December 31, 2020 and an additional $13,500 through March of 2021.
Subsequent to December 31, 2020, the Company entered into a junior unsecured notes facility (“Junior Notes”) that provided an initial $150,000 at closing. An incremental $50,000 may be drawn, at the Company’s discretion, in minimum installments of $25,000 at any point on or prior to September 30, 2021. The Junior Notes bear interest at a rate of 9.50%, of which half, or 4.75%, will be paid in cash with the remaining half added to the principle of the note through March 31, 2022. The Junior Notes mature in February of 2026 and are non-callable through February 2022. The Junior Notes are callable at 104% beginning February of 2022, 102% beginning in February 2023, and at par any time beginning in February 2024.

Proceeds from the initial $150,000 provided by Junior Notes, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under the Credit Facility, the Second Term Loan, and the Third Term Loan. The Junior Notes and asset sales that closed in the first quarter of 2021 allowed the Company to execute amendments to Credit Agreements governing the Credit Facility, the Second Term Loan, and the Third Term Loan. These amendments eliminate term loan maturities until August of 2022, waive all financial covenants through March 31, 2022, establish accommodative covenant testing methodology through December 31, 2022, enable the Company to pay down the accrual of the Company’s preferred dividends and the ongoing preferred dividend accrual to be kept current, and provide additional liquidity at the Company’s discretion.

As of December 31, 2020, the outstanding balance under the First Term Loan was $202,158, under the Second Term Loan was $292,983, under the Third Term Loan was $189,365 and we had $133,053 outstanding under the Line of Credit. Subsequent to December 31, 2020, $200,694 was used to pay down balances under the Credit Facility, the Second Term Loan and the Third Term Loan.

At December 31, 2020, we failed our debt service coverage ratio ("DSCR") requirement related to four of our mortgage borrowings. Three of these DSCR failures trigger a cash management provision within their respective mortgages, which results in our respective lenders sweeping cash receipts from the properties into a lockbox to service debt payments. The remaining mortgage for which we failed the DSCR requirement has resulted in an event of default on the mortgage. This property was sold subsequent to December 31, 2020 and the mortgage was repaid in its entirety. After considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. We have received financial covenant waivers from certain of our mortgage lenders, which provided us relief from financial covenants for a period of time that does not extend beyond the first quarter of 2021. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2020, we have $406,436 of indebtedness due on or before December 31, 2021. After giving effect to the amendments to our Credit Agreements and the proceeds from our Junior Notes and asset sales, which all occurred subsequent to December 31, 2020, we have $59,019 of indebtedness due on or before December 31, 2021. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit or Junior Notes and the issuance of our securities.

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
Common Share Repurchase Plan
There was no share repurchase program for the year-ended December 31, 2020.

Acquisitions
During the year ended December 31, 2020, we acquired no hotel properties and do not intend to acquire hotel properties in the short term as part of our current operating strategy. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.
Dispositions
During the year ended December 31, 2020, we disposed of the Sheraton Wilmington for a sales price of $19,500 resulting in a gain on disposition of $1,158.
On January 3, 2020, we entered into an agreement with our joint venture partner for our partner to purchase our membership interests in Hiren Boston, LLC and SB Partners, LLC. Net proceeds from the sale of our interests are anticipated to be approximately $24,000 and this transaction is expected to close during the first half of 2021. Additionally, on January 20, 2020, we entered into a purchase and sale agreement to sell the Duane Street Hotel to an unrelated third party for a disposition price of $20,000, which was amended during the second quarter of 2020, lowering the disposition price to $18,000. This transaction is anticipated to close during the first half of 2021.
While we regard the completion of the pending dispositions identified as probable, these transactions are subject to customary closing conditions, including the completion of due diligence, and there can be no assurance that these dispositions will be completed on the terms and timing described above, if at all.

On December 3, 2020, we entered into a purchase and sale agreement to sell the Courtyard San Diego to an unrelated third party for a sales price of $64,500. On December 9, 2020, we entered into a purchase and sale agreement to sell the Residence Inn Coconut Grove to an unrelated third party for a sales price of $31,000. On January 12, 2021, we entered into (i) a purchase and sale agreement to sell the Capitol Hill Hotel to an unrelated third party for a sales price of $51,000 and (ii) a purchase and sale agreement to sell the Holiday Inn Express Cambridge Hotel to the same unrelated third party for a sales price of $32,000. Each of these transactions closed in the first quarter of 2021 and the net proceeds were used to repay existing debt.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will be able to make distributions to our shareholders.

We will seek to satisfy long-term liquidity requirements through various sources of capital, including borrowings under the Line of Credit and through secured, non-recourse mortgage financings with respect to our unencumbered hotel properties. In addition, we may seek to raise capital through public or private offerings of our securities. Certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders or franchisors. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

Spending on capital improvements during the year ended December 31, 2020 decreased when compared to spending on capital improvements during the year ended December 31, 2019. During the year ended December 31, 2020, we spent $26,340 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $48,936 during the same period in 2019. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above. As a result of damage caused by Hurricane Irma, the Company incurred additional capital expenditures in order to return properties to working order. In some instances, but not all, the Company has recovered a portion of the capital expenditure costs through insurance proceeds.

CASH FLOW ANALYSIS
(dollars in thousands)

Comparison of the Years Ended December 31, 2020 and December 31, 2019
Net cash provided by operating activities decreased $160,577 from cash provided by operations of $103,112 for the year ended December 31, 2019 to cash used by operations of $57,465 for the comparable period in 2020. As a result of the impact of the COVID-19 pandemic on the lodging industry, we experienced a significant net loss in 2020 when compared to 2019. In addition to the change in net loss adjusted for non-cash items, the following items are the major contributing factors for the change in operating cash flow:
•Proceeds from business interruption insurance totaled $4,441 for the year ended December 31, 2020 with no such proceeds in 2019.
•The remaining change in operating cash flows related to net changes in working capital assets and liabilities.
Net cash used in investing activities for the year ended December 31, 2020 was $1,515 compared to net cash used in investing activities of $53,566 for the year ended December 31, 2019. The following items are the major contributing factors for the change in investing cash flow.
•An increase in comparative cash flows of $22,596 related to a decrease in spending on capital expenditures and planned property repositioning for the year ended December 31, 2020 compared to 2019;

•An increase in comparative cash flows of $19,591 from the sale of one hotel property during the year ended December 31, 2020 compared to no hotel property sales for the year ended December 31, 2019;

•An increase in comparative cash flows from the receipt of $6,338 in insurance proceeds during the year ended December 31, 2020 related to claims for property losses compared to no proceeds received during the year ended December 31, 2019; and
•A net increase in comparative cash flows of $3,353 related to a decrease in net contributions to joint ventures mostly related to contributions made to the joint venture that owns the Home2 Suites in South Boston in 2019 that did not recur in the same magnitude in 2020.

Net cash provided by financing activities for the year ended December 31, 2020 was $45,602 compared to net cash used in financing activities for the year ended December 31, 2019 of $53,344. We undertook a number of measures to fund operating losses caused by the impact of the COVID-19 pandemic on the lodging industry and our business, including increased borrowings, suspension of dividends, and termination of our share buyback program. The following items are the major contributing factors for the change in financing cash flow.

•An increase in comparative cash flows of $50,000 related to net increased borrowings on our line of credit during the year ended December 31, 2020 compared to 2019;
•An increase in comparative cash flows of $54,650 related to the suspension of dividend payments in 2020; and

•An increase in comparative cash flows of $14,195 as a result of the termination of our share buyback program in 2020.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Net loss applicable to common shareholders	$(190,521)	$(27,843)	$(14,184)
Loss allocated to noncontrolling interests	(22,915)	(2,178)	(1,625)
Loss (income) from unconsolidated joint ventures	2,938	(691)	(1,084)
Gain on disposition of hotel properties	(1,158)	—	(4,148)
Loss from impairment of depreciable assets	1,069	—	—
Depreciation and amortization	96,958	96,529	89,831
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	(113,629)	65,817	68,790

(Loss) income from Unconsolidated Joint Ventures	(2,938)	691	1,084
Unrecognized pro rata interest in income (loss) (1)	(1,416)	(4,247)	(4,115)
Depreciation and amortization of purchase price in excess of historical cost (2)	83	96	94
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,828	5,234	4,536
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	(2,443)	1,774	1,599

Funds from Operations applicable to common shareholders and Partnership units	$(116,072)	$67,591	$70,389

Weighted Average Common Shares and Units Outstanding
Basic	38,613,563	38,907,894	39,383,763
Diluted	44,066,289	43,390,093	43,411,274
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
We review our portfolio on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of hotel demand, competition and other factors. Other assumptions used in the review of recoverability include the holding period and the expected terminal capitalization rate. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in hotel properties.

As of December 31, 2020, based on our analysis and giving consideration to the impairment charge taken on one of our hotels held for sale, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions to U.S. GAAP guidance intended to ease the burden of the accounting impacts of reference rate reform related to contracts, hedging relationships, and other transactions. Adoption of the expedients is allowed after March 12, 2020 and no later than December 31, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)
Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2020, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second Term and Third Term Loans and certain variable rate mortgages and notes payable. As of December 31, 2020, we had total variable rate debt outstanding of $237,601 with a weighted average interest rate of 2.58%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2020 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2020 of $1,974.
Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2020, we have an interest rate cap related to debt on the Annapolis Waterfront Hotel, Annapolis, MD; and we have ten interest rate swap contracts related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Courtyard, LA Westside, Culver City, CA; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.
As of December 31, 2020, approximately 83% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 17% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR, and we acknowledge that in 2021, the financial institutions that produce the LIBOR indexes are expected to discontinue that practice. We are currently evaluating the impact this will have on our financial results and liquidity and will continue to work with our lenders to find a suitable resolution for our LIBOR-based debt.
Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2020 to be approximately $1,154,976 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2020 to be approximately $1,198,970.
We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of December 31, 2020, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$247,942	$325,508	$390,320	$—	$963,770
Weighted Average Interest Rate	3.86%	3.75%	4.72%	N/A	4.11%

Floating Rate Debt	$25,441	$1,230	$26,329	$51,548	$104,548
Weighted Average Interest Rate	3.02%	3.02%	3.14%	3.14%	3.08%

	$273,383	$326,738	$416,649	$51,548	$1,068,318

Line of Credit	$133,053	$—	$—	$—	$133,053
Weighted Average Interest Rate	2.39%	—%	—%	—%	2.39%
	$406,436	$326,738	$416,649	$51,548	$1,201,371
The table incorporates only those exposures that existed as of December 31, 2020, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 29, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The assessment of consolidated hotel properties for potential impairment

As discussed in Note 1 to the consolidated financial statements, the Company tests its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of any of the hotel properties may not be recoverable. For hotel properties that have an indication that its carrying value may not be recoverable, an undiscounted cash flow analysis is prepared using various inputs and assumptions, including estimated holding period, and expected terminal capitalization rate. The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry and resulted in a recoverability analyses being performed on all of the Company’s consolidated hotel properties and COVID-19 has had a significant impact on the Company’s ability to project future cash flows from operations and estimated holding period. Investment in hotel properties, net of accumulated depreciation, was $1.8 billion, or 90% of total assets at December 31, 2020.

We identified the assessment of consolidated hotel properties for potential impairment as a critical audit matter. Significant auditor judgment was required to evaluate certain key assumptions, specifically, the judgments related to the Company’s estimated holding period, expected terminal capitalization rate, and projected undiscounted cash flows from operations including the effects of COVID-19 and resulting duration of the economic downturn. Changes in the key assumptions could have a significant impact on the determination of recoverability of the carrying value of the Company’s investments in hotel properties.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process over the determination of the estimated holding period, expected terminal capitalization rate and projected undiscounted cash flows from operations. We inquired of Company officials and inspected documents such as meeting minutes of the board of trustees to evaluate the likelihood that it was more-likely-than not that a property will be sold significantly before the end of its previously estimated useful life. We also read publicly available information in order to identify information regarding potential sales of the Company’s properties. For certain of the properties, we also performed sensitivity analyses over the estimated holding period by changing the Company’s estimates to assess the impact on the analysis. We evaluated the Company’s expected terminal capitalization rates by comparing to published third party industry reports as well as certain of the Company’s historical hotel property sales. For certain of the hotel properties, we performed sensitivity analyses over the estimated terminal capitalization rate by considering points within the ranges we obtained from published third party industry reports. We evaluated the Company’s projected undiscounted cash flows from operations by comparing to published third-party industry reports evaluating the impact of COVID-19 on the hotel industry. We inquired and obtained representations from the Company regarding the status and evaluation of any potential disposal of properties and read minutes of the board of trustees. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2004.
Philadelphia, Pennsylvania
March 29, 2021

`HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	December 31, 2020	December 31, 2019
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,784,838	$1,975,973
Investment in Unconsolidated Joint Ventures	6,633	8,446
Cash and Cash Equivalents	16,637	27,012
Escrow Deposits	6,970	9,973
Hotel Accounts Receivable	5,690	9,213
Due from Related Parties	2,641	6,113
Intangible Assets, Net of Accumulated Amortization of $6,840 and $6,545	1,739	2,137
Right of Use Assets	44,126	45,384
Other Assets	15,494	38,177
Hotel Assets Held for Sale	96,220	—
Total Assets	$1,980,988	$2,122,428

Liabilities and Equity:
Line of Credit	$133,053	$48,000
Secured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	681,744	697,183
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,789	50,736
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	330,848	332,280
Lease Liabilities	53,852	54,548
Accounts Payable, Accrued Expenses and Other Liabilities	58,453	47,626
Dividends and Distributions Payable	—	17,058
Total Liabilities	$1,308,739	$1,247,431

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	—	3,196

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at December 31, 2020 and December 31, 2019, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at December 31, 2020 and December 31, 2019; 38,843,482, and 38,652,650 Shares Issued and Outstanding at December 31, 2020 and December 31, 2019, respectively	389	387
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2020 and December 31, 2019	—	—
Accumulated Other Comprehensive (Loss) Income	(19,275)	1,010
Additional Paid-in Capital	1,150,985	1,144,808
Distributions in Excess of Net Income	(509,243)	(338,695)
Total Shareholders' Equity	623,003	807,657

Noncontrolling Interests (Note 1):	49,246	64,144

Total Equity	672,249	871,801

Total Liabilities, Redeemable Noncontrolling Interests, and Equity	$1,980,988	$2,122,428
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE /UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2020	2019	2018
Revenue:
Hotel Operating Revenues:
Room	$142,260	$424,698	$397,907
Food & Beverage	15,418	65,379	64,546
Other Operating Revenues	18,765	39,591	31,225
Other Revenues	217	292	1,385
Total Revenues	176,660	529,960	495,063

Operating Expenses:
Hotel Operating Expenses:
Room	38,787	93,488	88,663
Food & Beverage	16,199	52,820	52,122
Other Operating Expenses	85,270	171,128	158,064
Hotel Ground Rent	4,301	4,581	4,228
Real Estate and Personal Property Taxes and Property Insurance	40,928	38,601	35,194
General and Administrative (including Share Based Payments of $9,488, $10,803, and $11,436 for the years ended December 31, 2020, 2019, and 2018, respectively)	20,078	26,431	26,881
Acquisition and Terminated Transaction Costs	4,419	—	29
Loss on Impairment of Assets	1,069	—	—
Depreciation and Amortization	96,958	96,529	89,831
(Gains from) Property Losses in Excess of Insurance Recoveries	(8,960)	12	(12,649)
Total Operating Expenses	299,049	483,590	442,363

Operating (Loss) Income	(122,389)	46,370	52,700

Interest Income	39	253	114
Interest Expense	(53,279)	(52,205)	(48,491)
Other Expense	(522)	(584)	(901)
Gain on Disposition of Hotel Properties	1,158	—	4,148
Loss on Debt Extinguishment	—	(280)	(22)
(Loss) Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(174,993)	(6,446)	7,548

(Loss) Income from Unconsolidated Joint Venture Investments	(2,938)	691	1,084

(Loss) Income Before Income Taxes	(177,931)	(5,755)	8,632

Income Tax Expense	(11,329)	(92)	(267)

Net (Loss) Income	(189,260)	(5,847)	8,365

Loss Allocated to Noncontrolling Interests - Common Units	19,698	2,366	916
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	3,217	(188)	709
Preferred Distributions	(24,176)	(24,174)	(24,174)

Net Loss Applicable to Common Shareholders	$(190,521)	$(27,843)	$(14,184)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2020	2019	2018
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(4.93)	$(0.74)	$(0.38)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(4.93)	$(0.74)	$(0.38)

Weighted Average Common Shares Outstanding:
Basic	38,613,563	38,907,894	39,383,763
Diluted*	38,613,563	38,907,894	39,383,763
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
Common Units and Vested LTIP Units	3,926,767	3,363,169	3,141,981
Unvested Stock Awards and LTIP Units Outstanding	971,287	651,093	358,141
Contingently Issuable Share Awards	554,672	467,937	527,389
Total Potentially Dilutive Securities Excluded from the Denominator	5,452,726	4,482,199	4,027,511
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS]

	Year Ended December 31,
	2020	2019	2018
Net (Loss) Income	$(189,260)	$(5,847)	$8,365

Change in Fair Value of Derivative Instruments	(26,431)	(4,502)	3,343
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	4,083	1,007	(2,827)
Total Other Comprehensive (Loss) Income	$(22,348)	$(3,495)	$516

Comprehensive (Loss) Income	(211,608)	(9,342)	8,881
Less: Comprehensive Loss Applicable to Noncontrolling Interests - Common Units	21,761	2,644	878
Less: Comprehensive (Income) Loss Applicable to Noncontrolling Interests - Consolidated Joint Venture	3,217	(188)	709
Less: Preferred Distributions	(24,176)	(24,174)	(24,174)
Comprehensive Loss Applicable to Common Shareholders	$(210,806)	$(31,060)	$(13,706)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

		Shareholders' Equity								Noncontrolling Interests			Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)	Consolidated Joint Venture ($)
Balance at December 31, 2019	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801	3,196
Issuance Costs	—	—	—	—	—	(137)	—	—	(137)	—	—	(137)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	(1,007)	—
Dividend Reinvestment Plan	1,094	—	—	—	—	14	—	—	14	—	—	14	—
Share Based Compensation:
Grants	189,738	2	—	—	—	(2)	—	—	—	1,112,862	—	—	—
Amortization	—	—	—	—	—	3,106	—	—	3,106	—	6,863	9,969	—
Equity Contribution to Consolidated Joint Venture	—	—	—	—	—	—	—	—	—	—	—	—	21
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	(20,285)	—	(20,285)	—	(2,063)	(22,348)	—
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	3,196	—	—	3,196	—	—	3,196	(3,196)
Net Income (Loss)	—	—	—	—	—	—	—	(169,541)	(169,541)	—	(19,698)	(189,239)	(21)
Balance at December 31, 2020	38,843,482	389	—	14,703,214	147	1,150,985	(19,275)	(509,243)	623,003	5,392,808	49,246	672,249	—
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
The Accompanying Notes are an Integral Part of These Consolidated Financial Statement

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS]

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net (Loss) Income	$(189,260)	$(5,847)	$8,365
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(1,158)	—	(4,148)
Property Impairment and Terminated Transaction Costs	5,488	—	—
(Gains from) Property Losses in Excess of Insurance Recoveries	(8,960)	12	(12,649)
Deferred Taxes	11,290	(312)	(144)
Depreciation	96,527	95,982	88,897
Amortization	3,540	2,137	2,816
Loss on Debt Extinguishment	—	280	22
Equity in (Income) Loss of Unconsolidated Joint Ventures	2,938	(691)	(1,084)
Loss Recognized on Change in Fair Value of Derivative Instrument	4,084	1,007	215
Share Based Compensation Expense	9,488	10,803	11,436
Distributions from Unconsolidated Joint Ventures	—	728	1,426
Proceeds Received for Business Interruption Insurance Claims, net	4,411	—	8,440
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	3,523	1,028	1,760
Other Assets	7,738	(1,476)	(2,556)
Due from Related Parties	3,472	(2,819)	1,307
(Decrease) Increase in:
Accounts Payable, Accrued Expenses and Other Liabilities	(10,586)	2,280	10,719
Net Cash (Used in) Provided by Operating Activities	$(57,465)	$103,112	$114,822

Investing Activities:
Purchase of Hotel Property Assets	$—	$—	$(41,230)
Deposits on Hotel Acquisitions	—	—	—
Capital Expenditures	(26,340)	(48,936)	(65,629)
Cash Paid for Hotel Development Projects	21	(152)	(38,754)
Proceeds from Disposition of Hotel Properties	19,591	—	64,880
Contributions to Unconsolidated Joint Ventures	(1,125)	(6,100)	(1,000)
Proceeds from Insurance Claims	6,338	—	15,806
Distributions from Unconsolidated Joint Ventures	—	1,622	47,962
Net Cash Used in Investing Activities	$(1,515)	$(53,566)	$(17,965)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS]

	Year Ended December 31,
	2020	2019	2018
Financing Activities:
Borrowings Under Line of Credit	$88,000	$38,000	$(6,100)
Repayment of Borrowings Under Line of Credit	(2,947)	—	—
Repayment of Borrowings Under Secured Term Loan	(16,395)	—	(18,000)
Principal Repayment of Mortgages and Notes Payable	(1,684)	(57,418)	(1,611)
Proceeds from Mortgages and Notes Payable	—	56,469	28,000
Cash Paid for Deferred Financing Costs	(3,188)	(3,198)	(409)
Cash Paid for Debt Extinguishment	—	(210)	—
Repurchase of Common Shares	—	(14,195)	(10,833)
Dividends Paid on Common Shares	(10,809)	(43,760)	(44,176)
Dividends Paid on Preferred Shares	(6,044)	(24,173)	(24,174)
Distributions Paid on Common Units and LTIP Units	(1,198)	(4,768)	(4,164)
Other Financing Activities	(133)	(91)	(193)
Net Cash Provided (Used in) by Financing Activities	$45,602	$(53,344)	$(81,660)

Net (Decrease) Increase in Cash and Cash Equivalents	$(13,378)	$(3,798)	$15,197
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	36,985	40,783	25,586

Cash, Cash Equivalents, and Restricted Cash - End of Period	$23,607	$36,985	$40,783
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Hersha’s common shares of beneficial interest trade on the New York Stock Exchange (“the NYSE”) under the ticker symbol "HT," its 6.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest trade on the NYSE under the ticker symbol “HT PRC,” its 6.500% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest trade on the NYSE under the ticker symbol “HT PRD,” and it’s 6.500% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest trade on the NYSE under the ticker symbol “HT PRE.”
As of December 31, 2020, the Company, through the Partnership and subsidiary partnerships, wholly owned 37 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.
In addition to the wholly owned hotel properties, as of December 31, 2020, the Company owned an unconsolidated joint venture interest in ten properties and a consolidated joint venture interest in one property. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

Joint Venture	Ownership Interest	Property	Location	Lessee/Sublessee
Consolidated Joint Ventures
Hersha Holding RC Owner, LLC	85%	Ritz-Carlton	Coconut Grove, FL	Hersha Holding RC Lessee, LLC
Unconsolidated Joint Ventures
Cindat Hersha Owner JV, LLC	31.2%	Hampton Inn	Herald Square, New York, NY	Cindat Hersha Lessee JV, LLC
		Hampton Inn	Chelsea, New York, NY	Cindat Hersha Lessee JV, LLC
		Hampton Inn	Times Square, New York, NY	Cindat Hersha Lessee JV, LLC
		Holiday Inn Express	Times Square, New York, NY	Cindat Hersha Lessee JV, LLC
		Candlewood Suites	Times Square, New York, NY	Cindat Hersha Lessee JV, LLC
		Holiday Inn	Wall Street, New York, NY	Cindat Hersha Lessee JV, LLC
		Holiday Inn Express	Water Street, New York, NY	Cindat Hersha Lessee JV, LLC
SB Partners, LLC	50%	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC
Hiren Boston, LLC	50%	Courtyard	South Boston, MA	South Bay Boston, LLC
SB Partners Three, LLC	50%	Home2 Suites	South Boston, MA	SB Partners Three Lessee, LLC

Subsequent to December 31, 2020, the mezzanine lender to Cindat Hersha Owner JV, LLC foreclosed and took ownership of properties owned by the joint venture. See “Note 2 – Investment in Unconsolidated Joint Venture.”

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also evaluated for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity ("VIE") or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s:  HHLP; Cindat Hersha Lessee JV, LLC; South Bay Boston, LLC; SB Partners Three Lessee, LLC; Hersha Holding RC Owner, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.  Cindat Hersha Lessee JV, LLC is a VIE that leases hotel property. The entity is consolidated by the lessors, the primary beneficiary. Our maximum exposure to losses due to our investment in Cindat Hersha Owner JV, LLC is limited to our investment in the joint venture which is $0 as of December 31, 2020. South Bay Boston, LLC and SB Partners Three Lessee, LLC, are consolidated by the respective lessors, the primary beneficiaries. Hersha Holding RC Owner, LLC is the owner entity of the Ritz Carlton Coconut Grove and is a VIE. HHLP is considered the primary beneficiary of the VIE and consolidates the joint venture with the minority owner interest presented as part of noncontrolling interest within the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Building and Improvements    7 to 40 years
Furniture, Fixtures and Equipment    2 to 7 years
Based on the occurrence of certain events or changes in circumstances, we review the recoverability of the property's carrying value. Such events or changes in circumstances include the following:
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
•a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and
•a current expectation that, it is more likely that not that, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of hotel demand, competition and other factors. Other assumptions used in the review of recoverability include the holding period and expected terminal capitalization rate. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in hotel properties.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Noncontrolling Interest
Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2020, 2019 and 2018 was 87.8%, 90.0%, and 91.3%, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
We classify the noncontrolling interests of our common units of limited partnership interest in HHLP ("Common Units"), and Long Term Incentive Plan Units ("LTIP Units") as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $49,246 as of December 31, 2020 and $64,144 as of December 31, 2019. As of December 31, 2020, there were 5,392,808 Common Units and LTIP Units collectively outstanding with a fair market value of $42,549, based on the price per share of our common shares on the NYSE on such date.
In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.
On April 2, 2018, we entered into a joint venture with the party from which we acquired the Ritz-Carlton Coconut Grove, FL. By exercising an option provided to the seller in connection with our purchase of the property in 2017, our joint venture partner will have a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheet and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheet. The noncontrolling interest in the Ritz Coconut Grove was initially measured at fair value upon formation of the joint venture and will be subsequently measured at the greater of historical cost or the put option redemption value. For the years ended December 31, 2020, 2019 and 2018, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $21, $300 and $3,417, respectively, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. We reclassified $(3,196) and $488 from Additional Paid in Capital to Noncontrolling Joint Venture Interest to recognize interest at the put option redemption value of $0 and $3,196, at December 31, 2020 and December 31, 2019, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Shareholders’ Equity
As of December 31, 2020, we have 14,703,214 Cumulative Redeemable Preferred Shares outstanding consisting of three separate Series issuances. Terms of the Series C, Series D and Series E Preferred Shares outstanding at December 31, 2020 and 2019 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Year Ended December 31, (1)
Series	December 31, 2020	December 31, 2019	Aggregate Liquidation Preference	Distribution Rate	2020	2019
Series C	3,000,000	3,000,000	$75,000	6.875%	$—	$1.7188
Series D	7,701,700	7,701,700	$192,543	6.500%	$—	1.6250
Series E	4,001,514	4,001,514	$100,038	6.500%	$—	1.6250
Total	14,703,214	14,703,214

(1) As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, on March 19, 2020, in order to preserve liquidity, we revoked our previously announced first quarter 2020 quarterly cash dividends on our common shares, 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares. The payment by us of dividends, with limited exceptions, has been prohibited under the terms of the amendments to the Credit Agreements entered into on April 2, 2020. Unpaid dividends on our preferred shares shall accrue without interest. No cash dividends may be paid on our common shares unless all accrued but unpaid dividends on our preferred shares have been (or contemporaneously are) declared and paid, or declared and a sum sufficient for such payment has been set apart for payment for all past dividend periods. Subsequent to December 31, 2020, we entered into amendments to the Credit Agreements which allowed for the payment of the total arrearage of unpaid cash dividends due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares and allows us, subject to the discretion and approval of our Board of Trustees, to declare regular quarterly dividends on our preferred shares on an ongoing basis. The total arrearage as of December 31, 2020 of approximately $24,176 was paid on March 26, 2021.

In December 2018, our Board of Trustees authorized a new share repurchase program for up to $50,000 of common shares which commenced on January 1, 2019 and expired on December 31, 2019. For the year ended December 31, 2019, we repurchased 933,436 common shares for an aggregate purchase price of $14,194. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. There was no share repurchase program for the year-ended December 31, 2020.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Liquidity and Management's Plan
Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. The global impact of the pandemic has been rapidly evolving and, in the United States, certain states and cities, including most of the states and cities where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closings, "stay at home" rules and restrictions on types of business that may continue to operate. During the first quarter of 2020 as a result of the impact of the COVID-19 pandemic, we had temporarily closed 21 of our 48 hotels while our remaining hotels operated in a significantly reduced capacity. During the second quarter of 2020 we reopened 5 hotels, during the third quarter of 2020 we reopened 8 hotels, and during the fourth quarter of 2020 we reopened 2 hotels resulting in 6 hotels remaining closed as of December, 2020. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.
In February of 2021, we entered into an unsecured notes facility that provided an initial $150,000 and access to an incremental $50,000, which can be drawn through September 30, 2021. Proceeds from the initial $150,000 provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our senior secured credit facility and our two secured term loans and allowed us to negotiate amendments to this senior facility. The amendments to the senior secured credit facility and two secured term loans eliminate term loan maturities until August of 2022, waive all financial covenants through March 31, 2022, establish accommodative covenant testing methodology through December 31, 2022, enable the Company to pay down the accrual of the Company's preferred dividends and the ongoing preferred dividend accrual to be kept current, and provide additional liquidity at the Company's discretion.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2020, 2019 and 2018, the Company did not record any uncertain tax positions. As of December 31, 2020, with few exceptions, the Company is subject to tax examinations by federal, state, and local income tax authorities for years 2003 through 2020.
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As a result of identified structural risks of interbank offered rates, in particular, the LIBOR reference rate reform is underway to identify alternative reference rates that are more observable or transaction based. The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The optional expedients and exceptions contained within this update, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of this update that will most likely affect our financial reporting process relate to modifications of contracts with lenders and the related hedging contracts associated with each respective modified borrowing contract. In general, the provisions of the update would impact the Company by allowing, among other things, the following:

•allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 470 to be accounted for as a non-substantial modification and not be considered a debt extinguishment;
•allowing a change to contractual terms of a hedging instrument in conjunction with reference rate reform to not require a dedesignation of the hedging relationship; and
•allowing a change to the interest rate used for margining, discounting, or contract price alignment for a derivative that is a cash flow hedge to not be considered a change to the critical terms of the hedge and will not require a dedesignation of the hedging relationship.

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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update will simplify several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update affects all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The provisions of the update were effective for the Company starting January 1, 2019. The adoption of this update did not have a material effect on our consolidated financial statements or the disclosures of share-based payments within Note 9 of these consolidated financial statements.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 2 – INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019

Land	$488,463	$518,243
Buildings and Improvements	1,611,144	1,710,621
Furniture, Fixtures and Equipment	281,440	294,527
Construction in Progress	987	10,202
	2,382,034	2,533,593

Less Accumulated Depreciation	(597,196)	(557,620)

Total Investment in Hotel Properties	$1,784,838	$1,975,973
Depreciation expense on hotel properties was $96,216, $95,673 and $88,598 for the years ended December 31, 2020, 2019 and 2018, respectively.
During the years ended December 31, 2020 and December 31, 2019, we acquired no hotel properties.
Property Damage from Natural Disaster
During September 2017, all six of our hotels located in South Florida incurred property damage and an interruption of business operations as a result of Hurricane Irma. Two of our hotels, the Courtyard Cadillac Miami and the Parrot Key Hotel & Resort, incurred significant physical damage and were closed due to the disaster. The Courtyard Cadillac Miami opened for business in the third quarter of 2018, and the Parrot Key Hotel & Resort opened for business in the fourth quarter of 2018, respectively. The remaining four properties had resumed normal business activities as of December 31, 2018. During the year ended December 31, 2018, we recorded a net gain in excess of estimated insurance recoveries of $12,649. During the year ended December 31, 2020, we resolved this remaining open claim and recorded a net gain in excess of estimated insurance recoveries of $8,147.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Hotel Dispositions
During the year ended December 31, 2019, we had no hotel dispositions. During the years ended December 31, 2020, and 2018, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain (Loss) on Disposition

Sheraton Wilmington South, DE	2010-12-21	2020-12-01	$19,500	$1,158

2020 Total				$1,158

Hyatt House Gaithersburg, MD	2006-12-01	2018-02-16	$19,000	$2,441
Hampton Inn Pearl Street, NY	2014-06-01	2018-03-06	32,400	926
Residence Inn Tysons Corner, VA	2006-02-01	2018-10-31	15,700	781

2018 Total				$4,148

Assets Held For Sale
We have classified three assets as held for sale as of December 31, 2020. The sales of the Residence Inn Coconut Grove and Courtyard San Diego hotels closed subsequent to December 31, 2020. During the second quarter of 2020, the Company amended the purchase and sale agreement with the buyer of the Duane Street Hotel to reduce the purchase price by $2,000. As a result of the reduced sales price and after consideration of selling costs to the Company, management determined that the carrying value of the hotel exceeded the anticipated net proceeds from sale, resulting in a $1,069 impairment charge recorded during the second quarter of 2020. The sale of the Duane Street Hotel is expected to close in the first half of 2021. The purchase and sale agreement for the Blue Moon Hotel has expired and we no longer believe sale of the hotel is probable. For this reason, the Blue Moon Hotel was removed from held for sale assets as of December 31, 2020.

The table below shows the balances for the properties that were classified as assets held for sale as of December 31, 2020:

December 31, 2020

Land	$28,015
Buildings and Improvements	93,314
Furniture, Fixtures and Equipment	15,469
136,798

Less Accumulated Depreciation	(40,578)

Assets Held for Sale	$96,220

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Subsequent Events
On January 12, 2021, we entered into a purchase and sale agreement, as amended, to sell the Capitol Hill Hotel to an unrelated third party for a sales price of $51,000. Also on January 12, 2021, we entered into a purchase and sale agreement, as amended, to sell the Holiday Inn Express Cambridge Hotel to the same unrelated third party for a sales price of $32,000. Both transactions closed in the first quarter of 2021 and did not meet the criteria to classify as held for sale as of December 31, 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2020 and December 31, 2019 our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned	December 31, 2020	December 31, 2019

Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31%	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%	219	1,434
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%	—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%	6,414	7,012
			$6,633	$8,446

On February 7, 2021, the mezzanine lender to Cindat Hersha Owner JV, LLC foreclosed and took ownership of properties owned by the joint venture. As a result, upon dissolution of the venture, we will no longer maintain an interest in this venture.
On January 3, 2020, we entered into an agreement for our joint venture partner to purchase our membership interests in Hiren Boston, LLC and SB Partners, LLC. Net proceeds from the sale of our interests are anticipated to be approximately $24,000 and this transaction is expected to close during the second quarter of 2021.
Income/Loss Allocation
The Cindat Hersha Owner JV, LLC cash available for distribution will be distributed to (1) Cindat until they receive a return on their contributed $143,650 senior common equity interest, currently at 8%, and (2) then to us until we receive an 8% return on our contributed $64,357 junior common equity interest.  Any cash available for distribution remaining will be split 31% to us and 69% to Cindat.  Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.  As of December 31, 2020 and 2019, based on the income allocation methodology described above, the Company has absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above, however, we currently maintain a positive equity balance within the venture.  This difference is due to difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Income (loss) recognized during the years ended December 31, 2020, 2019 and 2018, for our investments in unconsolidated joint ventures is as follows:

	Year Ended December 31,
	2020	2019	2018
Cindat Hersha Owner JV, LLC	$—	$—	$—
Hiren Boston, LLC	(1,741)	155	866
SB Partners, LLC	(600)	626	218
SB Partners Three, LLC	(597)	(90)	—
(Loss) Income from Unconsolidated Joint Venture Investments	$(2,938)	$691	$1,084
The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020, 2019 and 2018.

Balance Sheets
	December 31, 2020	December 31, 2019
Assets
Investment in Hotel Properties, Net	$581,452	$579,287
Other Assets	32,048	33,891
Total Assets	$613,500	$613,178

Liabilities and Equity
Mortgages and Notes Payable	$452,284	$430,282
Other Liabilities	42,197	19,185
Equity:
Hersha Hospitality Trust	5,699	9,588
Joint Venture Partners	113,452	154,998
Accumulated Other Comprehensive Loss	(132)	(875)
Total Equity	119,019	163,711

Total Liabilities and Equity	$613,500	$613,178

Statements of Operations
	Year Ended December 31,
	2020	2019	2018
Room Revenue	$25,011	$94,384	$98,123
Other Revenue	1,020	2,408	2,350
Operating Expenses	(18,695)	(46,175)	(46,319)
Lease Expense	(770)	(693)	(658)
Property Taxes and Insurance	(12,906)	(12,477)	(11,882)
General and Administrative	(2,638)	(5,783)	(5,489)
Depreciation and Amortization	(16,200)	(14,947)	(13,403)
Interest Expense	(23,908)	(28,072)	(26,289)
Loss on Debt Extinguishment	—	—	(7,270)

Net Loss	$(49,086)	$(11,355)	$(10,837)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
Our share of equity recorded on the joint ventures' financial statements	$5,699	$9,588
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	934	(1,142)
Investment in Unconsolidated Joint Ventures	$6,633	$8,446
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 4 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS
Other Assets
Other Assets consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019

Derivative Asset	$—	$2,514
Deferred Financing Costs	2,395	1,330
Prepaid Expenses	5,692	11,279
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,443	2,987
Deposits with Unaffiliated Third Parties	2,561	2,577
Deferred Tax Asset, Net of Valuation Allowance of $23,591 and $497, respectively	—	11,390
Property Insurance Receivable	—	1,788
Other	855	2,764
	$15,494	$38,177
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
Deferred Tax Asset - We have approximately $0 of net deferred tax assets as of December 31, 2020.  We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded.
Property Insurance Receivable – This category represents the amount that we expect to receive from our insurance companies for reimbursement of costs incurred as a result of water damage at The Boxer.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT
Mortgages
Mortgages payable at December 31, 2020 and December 31, 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Mortgage Indebtedness	$332,264	$333,948
Net Unamortized Premium	354	821
Net Unamortized Deferred Financing Costs	(1,770)	(2,489)
Mortgages Payable	$330,848	$332,280
Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.14% to 6.30% as of December 31, 2020.
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
At December 31, 2020, we failed our debt service coverage ratio ("DSCR") requirement related to four of our mortgage borrowings. Three of these DSCR failures trigger a cash management provision within their respective mortgages, which results in our respective lenders sweeping cash receipts from the properties into a lockbox to service debt payments. The remaining mortgage for which we failed the DSCR requirement has resulted in an event of default on the mortgage. Subsequent to December 31, 2020, we entered into a purchase and sale agreement for the property securing this mortgage and closed on the sale in the first quarter of 2021. This mortgage was repaid in full with proceeds from the sale of the property.

As of December 31, 2020, the maturity dates for the outstanding mortgage loans ranged from August 2021 to September 2025.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT (CONTINUED)
Credit Facilities
We maintain three secured credit agreements which aggregate to $934,506 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. One credit agreement ("Credit Agreement") provides for a senior secured credit facility of $452,158 (“Credit Facility”). The Credit Facility consists of a $250,000 senior secured revolving line of credit (“Line of Credit”), and a $202,158 senior secured term loan (“First Term Loan”). The Credit Facility expires on August 10, 2022, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one- year period.
We maintain another credit agreement which provides for a $292,983 senior secured loan agreement (“Second Term Loan”) and expires on September 10, 2024.
A separate credit agreement provides for a $189,365 senior secured term loan agreement (“Third Term Loan” and collectively with the Credit Agreement and the Second Term Loan, the "Credit Agreements") and expires on August 2, 2021.
On April 2, 2020, the Company signed amendments to the Credit Agreements, which, among other things, changed each borrowing facility under the agreements from unsecured to secured. Additionally, the Company received $100,000 in available funds on its Line of Credit. Since the amendment, the Company has drawn a total of $66,000 and repaid $2,947 through December 31, 2020.
As of both December 31, 2020 and 2019, the Company had an outstanding balance on the term loans of $684,506 and $700,900, respectively.  As of December 31, 2020 and 2019, the Company had an outstanding balance on the line of credit of $133,053 and $48,000.
On February 17, 2021, the Company signed amendments to the Credit Agreements, which, among other things, provide for:

•an extension of the maturity date of the Third Term Loan to August 10, 2022;
•a limited waiver of financial covenants through March 31, 2022; and
•the ability to borrow up to $174,729, inclusive of amounts already outstanding, under the Line of Credit, the proceeds of which may only be used to fund certain costs and expenses.

Certain provisions within these amendments were contingent upon, among other things, the following conditions:

•The Company must have liquid assets in an aggregate amount of at least $30,000;
•The Company must raise at least $75,000 of net cash proceeds through the issuance of subordinated junior capital by March 31, 2021, with proceeds and all future proceeds of subordinated junior capital applied in accordance with defined prepayment waterfalls;
•The Company shall raise at least $150,000 of net cash proceeds from asset sales on or prior to June 30, 2021, with net cash proceeds applied in accordance with certain mandatory prepayment waterfalls; and
•Certain negative covenants and restrictions that are considered normal and customary.

These conditions, some of which are non-recurring in nature, have been met. Certain conditions, such as minimum liquid assets in an aggregate amount of at least $30,000, and certain negative covenants and restrictions that are considered normal and customary, must be met on a recurring basis as outlined within the amendments.

The amendments to the Credit Agreements make certain other amendments to financial covenants in place beginning in the second quarter of 2022:

•a fixed charge coverage ratio of not less than 1.20 to 1.00 (was 1.50 to 1.00);
•a maximum leverage ratio of not more than 65% (was 60%); and
•a new financial covenant that requires the borrowing base leverage ratio to not exceed 60% at any time.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2020, the following hotel properties were borrowing base assets:

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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT (CONTINUED)
The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	December 31, 2020	December 31, 2019
Line of Credit	1.50% to 2.25%	$133,053	$48,000
Secured Term Loan:
First Term Loan	1.45% to 2.20%	202,158	207,000
Second Term Loan	1.35% to 2.00%	292,983	300,000
Third Term Loan	1.45% to 2.20%	189,365	193,900
Deferred Loan Costs		$(2,762)	(3,717)
Total Secured Term Loan		$681,744	$697,183

Prior to the amendments noted above, the Credit Facility and the Term Loans included certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,119,500, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

•a fixed charge coverage ratio of not less than 1.50 to 1.00;
•a maximum leverage ratio of not more than 60%; and
•a maximum secured debt leverage ratio of 45%.
The weighted average interest rate on our credit facilities was 4.07%, 4.11% and 3.83% for the years ended December 31, 2020, 2019 and 2018, respectively.
Subordinated Notes Payable
We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $759 and $812 as of December 31, 2020 and 2019, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2020, 2019 and 2018 was 3.95%,  5.50% and 5.23%, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT (CONTINUED)
Junior Notes Payable

On February 17, 2021, the Company entered into a note purchase agreement (the “Purchase Agreement”) with several purchasers (the “Purchasers”). The Company agreed to issue and sell to the Purchasers an initial $150,000 aggregate principal amount (the “Initial Notes”) of the Company’s 9.50% Unsecured PIK Toggle Notes due 2026 (the “Notes”), and an incremental $50,000 aggregate principal amount of the Notes that can be drawn at the Company’s discretion, subject to certain conditions, in minimum installments of $25,000 on or prior to September 30, 2021.

The Initial Notes were issued on February 23, 2021. The Notes will mature on February 23, 2026. The Notes bear interest at a rate of 9.50% per year, payable in arrears on June 30, September 30, December 31 and March 31 of each year, beginning on June 30, 2021. For any interest period ending on or prior to March 31, 2022, the Issuer, in its sole discretion may elect to pay interest (a) in cash at a rate per annum equal to 4.75% per annum, and (b) in kind at a rate per annum equal to 4.75% per annum (“PIK Interest”). Any PIK Interest will be paid by increasing the principal amount of the Notes at the end of the applicable interest period by the amount of such PIK Interest.

The Notes may not be redeemed prior to February 23, 2022. The notes may be redeemed during the 12 month period beginning February 23, 2022 and the 12 month period beginning February 23, 2023, at a redemption price equal to 104% and 102% of the principal amount of the Notes being redeemed, respectively. After February 23, 2024, the notes may be redeemed at the principal amount.

The Notes are subject to representations, warranties, covenants, terms and conditions customary for transactions of this type, including limitations on liens, incurrence of debt, investments, mergers and asset dispositions, covenants to preserve corporate existence and comply with laws and default provisions.

The Company may only use the net proceeds from the issuance of the Notes in accordance with the mandatory prepayment waterfalls, which includes the repayment of outstanding borrowings under the Credit Agreement and use for certain other general corporate purposes.

Aggregate annual principal payments for the Company’s credit facility and secured term loan, as amended, mortgages, and subordinated notes payable for the five years following December 31, 2020 and thereafter are as follows:

Year Ending December 31,	Amount
2021	$406,436
2022	248,599
2023	78,139
2024	378,817
2025	37,832
Thereafter	51,548
Net Unamortized Premium	354
$1,201,725

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT (CONTINUED)
Interest Expense
The table below shows the interest expense incurred by the Company during the twelve months ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
	2020	2019		2018
Mortgage Loans Payable	12,277	15,804		15,050
Interest Rate Swap Contracts on Mortgages	1,895	(453)	*	(66)	*
Unsecured Notes Payable	2,037	2,837		2,712
Credit Facility and Term Loans	21,927	33,745		31,189
Interest Rate Swap Contracts on Credit Facility and Term Loans	11,018	(2,630)	*	(2,839)	*
Deferred Financing Costs Amortization	3,551	2,241		2,278
Capitalized Interest	—	(74)	*	(662)	*
Other	574	735		829
Total Interest Expense	$53,279	$52,205		$48,491
*Negative amount indicates decrease to interest expense.

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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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

We record lease costs incurred from ground leases as expenses as presented within Hotel Ground Rent in the Consolidated Statements of Operations. Lease costs incurred from office leases are recorded to expense and presented within General and Administrative Expense in the Consolidated Statements of Operations. The components of lease costs for the year ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31, 2020
	Ground Lease	Office Lease	Total
Operating lease costs	$4,153	$483	$4,636
Variable lease costs	139	253	392
Total lease costs	$4,292	$736	$5,028

	Year Ended December 31, 2019
	Ground Lease	Office Lease	Total
Operating lease costs	$4,195	$483	$4,678
Variable lease costs	386	308	694
Total lease costs	$4,581	$791	$5,372

For the year ended December 31, 2018 we incurred $4,228 of rent expense payable pursuant to ground leases related to certain hotel properties. For the year ended December 31, 2018, we incurred $785 of rent expense pursuant to office leases.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 6 – LEASES (CONTINUED)

Other information related to leases as of and for the year ended December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Cash paid from operating cash flows for operating leases	$4,383	$4,851
Weighted average remaining lease term in years	64.2	64.2
Weighted average discount rate	7.86%	7.86%

Minimum lease payments against lease liabilities are as follows:

Amount
2021	$5,001
2022	4,463
2023	4,445
2024	4,473
2025	4,515
Thereafter	284,478
Total undiscounted lease payments	307,375
Less imputed interest	(253,523)
Total lease liability	$53,852

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2020, 2019 and 2018, base management fees incurred totaled $4,795, $14,123 and $13,309 respectively, and are recorded as Other Hotel Operating Expenses. For the year ended December 31, 2020, 2019 and 2018, incentive management fees incurred totaled $0, $161 and $98 respectively.
Franchise Agreements
Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the years ended December 31, 2020, 2019 and 2018 were $7,237,  $23,389 and $22,802 respectively, and are recorded in Other Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.
Accounting and Information Technology Fees
Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2020, 2019 and 2018, the Company incurred accounting fees of $1,298, $1,261 and $1,235 respectively. For the years ended December 31, 2020, 2019 and 2018, the Company incurred information technology fees of $419, $402 and $402 respectively. Accounting fees and information technology fees are included in Other Hotel Operating Expenses.
Capital Expenditure Fees
HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2020,  2019 and 2018, we incurred fees of $1,148, $2,525 and $2,511 respectively, which were capitalized with the cost of the related capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Hotel Supplies
For the years ended December 31, 2020, 2019 and 2018, we incurred charges for hotel supplies of $82, $307 and $470 respectively. For the years ended December 31, 2020, 2019 and 2018, we incurred charges for capital expenditure purchases of $1,212, $12,721 and $2,258 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.
Insurance Services
The Company utilizes the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provides brokerage services to the Company related to the placement of property and casualty insurance, and general liability insurance for our hotel properties. The total costs of property insurance that we paid through the Hersha Group were $6,968, $5,934, and $4,799 for the years ended December 31, 2020, 2019 and 2018. These amounts paid to the Hersha Group include insurance premiums and brokerage fees as compensation for brokerage services.
Restaurant Lease Agreements with Independent Restaurant Group
The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels. The Company previously entered into lease agreements with Independent Restaurant Group (“IRG”) for restaurants at three of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provide for a term of five years and the payment of base rents and percentage rents, which are based on IRG’s revenue in excess of defined thresholds. Effective April 1, 2020, each of these lease agreements became a management agreement between the Company and IRG, subject to the supervision of HHMLP, as property manager. At the time of the conversion of the lease agreements to management agreements, there was rent due of $103, which was forgiven due to the impact of the COVID-19 pandemic on the operations of our hotels and IRG's restaurants. The total amount of revenue recognized from IRG was $0 and $323 for the years ended December 31, 2020 and 2019, respectively.

Due From Related Parties
The due from related parties balance as of December 31, 2020 and December 31, 2019 was approximately $2,641 and $6,113, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.
Due to Related Parties
The balance due to related parties as of December 31, 2020 and December 31, 2019 was $0.
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
As of December 31, 2020, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2020 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Derivative Instruments
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of December 31, 2020 and 2019.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	December 31, 2020	December 31, 2019

Term Loan Instruments:
Secured Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	2019-10-03	2021-08-02	150,000	(1,070)	539
Secured Credit Facility	Swap	1.316%	1-Month LIBOR + 2.20%	2019-09-03	2021-08-02	43,900	(307)	175
Secured Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	2019-09-03	2022-08-10	103,500	(2,793)	(718)
Secured Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	2019-09-03	2022-08-10	103,500	(2,793)	(718)
Secured Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	2019-09-10	2024-09-10	300,000	(13,286)	1,776

Mortgages:
Courtyard, LA Westside, Culver City, CA	Swap	1.683%	1-Month LIBOR + 2.75%	2017-08-01	2020-08-01	35,000	—	(8)
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR + 2.65%	2018-05-01	2021-05-01	28,000	—	—
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	2019-06-07	2023-06-07	56,000	(2,305)	(556)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	2019-07-25	2024-07-25	22,725	(1,222)	(169)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR +2.25%	2019-07-25	2024-07-25	22,725	(1,222)	(169)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	2019-12-04	2022-12-04	44,325	(1,186)	23
Courtyard, LA Westside, Culver City, CA	Swap	0.495%	1-Month LIBOR + 2.75%	2020-06-01	2021-08-01	35,000	(75)	—
							$(26,259)	$175
The fair value of certain swaps and our interest rate caps is included in other assets at December 31, 2020 and December 31, 2019 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2020 and December 31, 2019.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a loss of $22,348, a loss of $3,495, and a gain of $516 for the years ended December 31, 2020, 2019 and 2018, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $4,083, $1,007 and $2,827 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense during 2020, 2019 and 2018, respectively. During 2021, the Company estimates that an additional $11,508 will be reclassified as an increase to interest expense.

Fair Value of Debt
The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2020, the carrying value and estimated fair value of the Company’s debt were $1,196,434 and $1,176,625, respectively.  As of December 31, 2019, the carrying value and estimated fair value of the Company’s debt were $1,128,199 and $1,098,082, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
•Short Term Incentive Program - On August 3, 2020, the Compensation Committee approved the 2020 STIP, pursuant to which the executive officers are eligible to earn cash and equity awards based on achieving a threshold, target or maximum level of defined performance objectives at the end of the performance period, December 31, 2020. Any amounts earned are satisfied 50% in cash and 50% in equity awards. The Compensation Committee provided the option to the executive officers to elect equity awards in lieu of cash payment for amounts earned under the 2020 STIP. For the 2020 STIP, 2019 STIP and the 2018 ACIP, each executive elected to receive 100% of amounts earned under each program in equity.   Equity issued under the 2020 STIP, 2019 STIP and the 2018 ACIP vest on the two year anniversary following the end of the performance period.
The Company accounts for grants earned under the STIP as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. Estimates of amounts earned under the STIP are recorded in general and administrative expense on the consolidated statement of operations and a liability is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. As of December 31, 2020, no shares or LTIP Units have been issued to the executive officers in settlement of the 2020 STIP.
•Long Term Incentive Program - On August 3, 2020, the Compensation Committee approved the 2020 LTIP pursuant to which the executive officers are eligible to earn equity awards based on achieving a threshold, target or maximum level of defined market and performance objectives at the end of the performance period, December 31, 2020. This program has a three-year performance period which commenced on January 1, 2020 and ends December 31, 2022. The shares or LTIP Units issuable under the LTIP or legacy long term incentive programs are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room ("RevPar") compared to the Company’s peer group (25.0% of the award).
The Company accounts for the total shareholder return components of these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period of each individual plan.  The Company accounts for the RevPAR component of the grants as performance-based awards for which the Company assesses the probable achievement of the performance conditions at the end of the reporting period. As of December 31, 2020, no shares or LTIP Units have been issued to the executive officers in settlement of the 2020 LTIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
•Share Awards - Historically, our trustees received biennial share awards that vest immediately upon issuance. For 2020, share awards were granted quarterly and the trustees voluntarily elected share awards to be issued subject to vesting. These shares vested in January 2021.
•Trustee Long Term Incentive Program - Trustees receive grants of restricted shares which vest over a three-year period subject to continued service to the Company’s board of trustees.
•Board Fee Compensation Elected in Equity - Historically, trustees could make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received. Shares issued for board retainer elected in equity vest over the year of service covered by the retainer and shares issued for service as lead director, committee chair and committee membership vest immediately upon issuance. For 2020, these shares were granted quarterly and the trustees voluntarily elected share awards to be issued subject to vesting. These shares vested in January 2021.

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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
Share Based Compensation Activity
A summary of our share based compensation activity from January 1, 2018 to December 31, 2020 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Balance as of January 1, 2018	107,217	$19.63	86,833	$18.58	—

Granted	589,106	17.91	76,314	19.56	34,752	$19.64
Vested	(245,420)	18.59	(70,713)	18.38	(34,752)	19.64
Forfeited	—	N/A	(575)	18.04	—	N/A

Unvested Balance as of December 31, 2018	450,903	17.95	91,859	19.56	—

Granted	530,281	18.00	83,805	16.40	42,533	16.01
Vested	(539,983)	17.97	(80,924)	19.11	(42,533)	16.01
Forfeited	—	N/A	(2,638)	19.78	—	N/A

Unvested Balance as of December 31, 2019	441,201	17.99	92,102	17.07	—

Granted	1,112,862	5.24	189,851	5.34	—	N/A
Vested	(655,937)	12.56	(78,962)	12.49	—	N/A
Forfeited	—	N/A	(113)	18.00	—	N/A

Unvested Balance as of December 31, 2020	898,126	6.15	202,878	7.87	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense and unearned compensation for the years ended December 31, 2020, 2019, and 2018 and as of December 31, 2020 and 2019:

	Share Based Compensation Expense			Unearned Compensation
	For the Year Ended			As of
	12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019

Issued Awards
LTIP Unit Awards	6,105	5,646	4,120	1,842	2,878
Restricted Share Awards	2,063	1,495	1,443	276	1,051
Share Awards	—	680	680	—	—
Unissued Awards
Market Based	1,320	1,467	1,120	1,933	2,739
Performance Based	—	1,515	4,073	—	—

Total	$9,488	$10,803	$11,436	$4,051	$6,668
The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.5 years for LTIP Unit Awards and 1.2 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2021	2022	2023

LTIP Unit Awards	898,126	—	—
Restricted Share Awards	191,177	8,170	3,531

	1,089,303	8,170	3,531

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Twelve Months Ended December 31,
	2020	2019	2018
NUMERATOR:
Basic and Diluted*
Net (Loss) Income	$(189,260)	$(5,847)	$8,365
Loss allocated to Noncontrolling Interests	22,915	2,178	1,625
Distributions to Preferred Shareholders	(24,176)	(24,174)	(24,174)
Dividends Paid on Unvested Restricted Shares and LTIP Units	—	(981)	(740)
Net Loss from Continuing Operations attributable to Common Shareholders	$(190,521)	$(28,824)	$(14,924)

DENOMINATOR:
Weighted average number of common shares - basic	38,613,563	38,907,894	39,383,763
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—	—
Contingently Issued Shares and Units	—	—	—
Weighted average number of common shares - diluted	38,613,563	38,907,894	39,383,763
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
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during 2020, 2019 and 2018 totaled $38,170,  $54,158 and $49,148 respectively. Net Cash paid on Interest Rate Derivative contracts during 2020, 2019 and 2018 totaled 7,635, (4,336) and (2,728), respectively.  Cash paid for income taxes during 2020, 2019 and 2018 was $79,  $53 and $1,140, respectively.  The following non-cash investing and financing activities occurred during 2020, 2019 and 2018:

	2020	2019	2018
Common Shares issued as part of the Dividend Reinvestment Plan	$14	$60	$77
Acquisition of hotel properties:
Deposit paid in prior period towards acquisition which closed in current period	—	—	1,000
Conversion of note payable and accrued interest to Non-Controlling Interest	—	—	3,387
Conversion of Common Units to Common Shares	—	—	1,173
Issuance of share based payments	7,259	12,924	13,661
Accrued payables for fixed assets placed into service	658	2,506	2,912
Cumulative Effect on Equity from the Adoption of ASC Subtopic 610-20	—	—	129,021
Adjustment to Record Non-Controlling Interest at Redemption Value	(3,196)	488	2,708
Adjustment to Record Right of Use Asset & Lease Liability	—	55,515	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the year ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Cash and cash equivalents	$16,637	$27,012	$32,598
Escrowed cash	6,970	9,973	8,185
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$23,607	$36,985	$40,783

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Common Units
Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2020, 2019 and 2018 was 2,066,615, 2,066,615 and 2,066,615, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During December 31, 2020, 2019 and 2018, 0, 0 and 62,807 Common Units were converted to common shares, respectively. In addition, as noted in “Note 9 – Share Based Payments,” during 2020, the Company issued 1,112,862 LTIP Units.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate (21%) to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2020	2019	2018
Statutory federal income tax provision	$(37,365)	$(1,208)	$1,813
Adjustment for nontaxable income for Hersha Hospitality Trust	29,636	1,419	(1,269)
State income taxes, net of federal income tax effect	(2,720)	456	32
Non-deductible expenses, tax credits, and other, net	(1,317)	(575)	(309)
Changes in valuation allowance	23,095	—	—

Total income tax expense	$11,329	$92	$267

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 13 – INCOME TAXES (CONTINUED)
The components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the year ended December 31,
	2020	2019	2018
Income tax expense (benefit):
Current:
Federal	$(51)	$(60)	$(119)
State	(10)	464	530
Deferred:
Federal	7,688	(302)	467
State	3,702	(10)	(611)
Total	$11,329	$92	$267
The components of consolidated TRS’s net deferred tax asset as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$21,569	$9,871
Accrued expenses and other	1,493	1,641
Tax credit carryforwards	355	415
Depreciation and amortization	174	(40)
Total gross deferred tax assets	23,591	11,887
Valuation allowance	(23,591)	(497)
Total Net deferred tax assets	$—	$11,390
In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over which the deferred tax assets are deductible and limitations related to the utilization of certain tax attribute carryforwards, Management believes it is more likely than not that the remaining deferred tax assets will not be realized. The Company recorded an additional valuation allowance of $23,095.
As of December 31, 2020, we have gross federal net operating loss carryforwards of $78,070 of which $34,255 expire over various periods from 2023 through 2036 and $43,815 carries forward indefinitely.  As of December 31, 2020, we have gross state net operating loss carryforwards of $85,355 which expire over various periods from 2023 to 2040.  The Company has tax credits of $355 available which begin to expire in 2032.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 13 – INCOME TAXES (CONTINUED)
Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Preferred Shares - 6.875% Series C
Ordinary income	0.00%	100.00%	100.00%
Return of Capital	100.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.5% Series D
Ordinary income	0.00%	100.00%	100.00%
Return of Capital	100.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.5% Series E
Ordinary income	0.00%	100.00%	100.00%
Return of Capital	100.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Common Shares - Class A
Ordinary income	0.00%	33.03%	37.91%
Return of Capital	100.00%	66.97%	62.09%
Capital Gain Distribution	0.00%	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$71,083	$15,139	$27,546	$28,492
Food & Beverage	10,075	136	2,441	2,766
Other	8,780	2,137	3,734	4,114
Other Revenues	235	31	26	10,082
Hotel Operating Expenses:
Room	19,092	3,622	7,436	8,637
Food & Beverage	10,621	721	2,344	2,513
Other	35,806	14,035	17,965	17,464
Other Expenses	54,106	54,471	53,534	59,443
(Loss) Income from Unconsolidated Joint Ventures	(1,018)	(502)	(669)	(749)
Income (Loss) Before Income Taxes	(30,470)	(55,908)	(48,201)	(43,352)
Income Tax (Expense) Benefit	4,498	(15,872)	28	17
Net Income	(25,972)	(71,780)	(48,173)	(43,335)

Income (loss) Allocated to Noncontrolling Interests	(2,897)	(7,164)	(5,032)	(4,605)
Income (loss) Allocated to Noncontrolling Interests - Consolidated Joint Venture	—	(3,196)	—	(21)
Preferred Distributions	6,044	6,044	6,044	6,044
Net Income (Loss) applicable to Common Shareholders	$(29,119)	$(67,464)	$(49,185)	$(44,753)
Earnings per share:
Basic Net Income (Loss) applicable to Common Shareholders	$(0.76)	$(1.75)	$(1.27)	$(1.16)
Diluted Net Income (Loss) applicable to Common Shareholders	$(0.76)	$(1.75)	$(1.27)	$(1.16)
Weighted Average Common Shares Outstanding - Basic	38,564,099	38,609,922	38,639,048	38,640,604
Weighted Average Common Shares Outstanding - Diluted	38,564,099	38,609,922	38,639,048	38,640,604

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$91,485	$118,980	$108,909	$105,324
Food & Beverage	14,228	18,253	15,870	17,028
Other	8,930	10,280	10,140	10,241
Other Revenues	274	46	142	124
Hotel Operating Expenses:
Room	22,090	24,013	24,000	23,385
Food & Beverage	12,832	13,990	12,605	13,393
Other	40,189	44,607	43,476	42,856
Other Expenses	53,133	55,658	55,062	55,411
(Loss) Income from Unconsolidated Joint Ventures	181	299	38	173
(Loss) Income Before Income Taxes	(13,146)	9,590	(44)	(2,155)
Income Tax Benefit	5,264	(4,031)	551	(1,876)
Net (Loss) Income	(7,882)	5,559	507	(4,031)

(Loss) Income Allocated to Noncontrolling Interests	(1,063)	(49)	(442)	(812)
(Loss) Income Allocated to Noncontrolling Interests - Consolidated Joint Ventures	140	(292)	340	—
Preferred Distributions	6,044	6,043	6,044	6,043
Net (Loss) Income applicable to Common Shareholders	$(13,003)	$(143)	$(5,435)	$(9,262)
Earnings per share:
Basic Net (Loss) Income applicable to Common Shareholders	$(0.34)	$(0.01)	$(0.15)	$(0.24)
Diluted Net (Loss) Income applicable to Common Shareholders	$(0.34)	$(0.01)	$(0.15)	$(0.24)
Weighted Average Common Shares Outstanding - Basic	39,115,390	39,127,385	38,878,818	38,516,879
Weighted Average Common Shares Outstanding - Diluted	39,115,390	39,127,385	38,878,818	38,516,879

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2020
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition

Courtyard by Marriott Brookline, Brookline, MA		—	47,414	—	5,021	—	52,435	52,435	(22,329)	30,106	2005-06-16
Annapolis Waterfront Hotel, Annapolis, MD	(28,000)	—	43,251	—	4,112	—	47,363	47,363	(3,440)	43,923	2018-03-28
Hilton Garden Inn JFK, JFK Airport, NY		—	25,018	—	3,999	—	29,017	29,017	(12,303)	16,714	2006-02-16
Holiday Inn Express Cambridge, Cambridge, MA		1,956	9,793	—	5,328	1,956	15,121	17,077	(6,454)	10,623	2006-05-03
Hyatt House White Plains, White Plains, NY		8,823	30,273	—	12,855	8,823	43,128	51,951	(16,552)	35,399	2006-12-28
Hampton Inn Seaport, Seaport, NY		7,816	19,040	—	1,601	7,816	20,641	28,457	(7,834)	20,623	2007-02-01
Gate Hotel JFK Airport, JFK Airport, NY		—	27,315	—	2,343	—	29,658	29,658	(10,660)	18,998	2008-06-13
Hampton Inn Center City/ Convention Center, Philadelphia, PA		3,490	24,382	—	11,706	3,490	36,088	39,578	(18,342)	21,236	2006-02-15
Duane Street Hotel, Tribeca, NY		8,213	12,869	—	1,251	8,213	14,120	22,333	(5,986)	16,347	2008-01-04
NU Hotel Brooklyn, Brooklyn, NY		—	22,042	—	1,978	—	24,020	24,020	(8,523)	15,497	2008-01-14
Hilton Garden Inn Tribeca, Tribeca, NY	(45,450)	21,077	42,955	—	1,417	21,077	44,372	65,449	(13,462)	51,987	2009-05-01

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2020 (CONTINUED)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hampton Inn Washington, D.C., Washington, DC		9,335	58,048	—	5,041	9,335	63,089	72,424	(16,833)	55,591	2010-09-01
The Capitol Hill Hotel Washington, DC	(25,000)	8,095	35,141	—	5,148	8,095	40,289	48,384	(12,690)	35,694	2011-04-15
Courtyard by Marriott Los Angeles Westside, LA Westside, CA	(35,000)	13,489	27,025	—	4,972	13,489	31,997	45,486	(11,189)	34,297	2011-05-19
Cadillac Hotel & Beach Club, Miami, FL		35,700	55,805	—	44,398	35,700	100,203	135,903	(26,819)	109,084	2011-11-16
The Rittenhouse Hotel, Philadelphia, PA		7,108	29,556	—	27,942	7,108	57,498	64,606	(26,293)	38,313	2012-03-01
The Boxer Boston, Boston, MA		1,456	14,954	—	2,153	1,456	17,107	18,563	(4,854)	13,709	2012-05-07
Holiday Inn Express Chelsea, Manhattan, NY		30,329	57,016	—	2,160	30,329	59,176	89,505	(13,486)	76,019	2012-06-18
Hyatt Union Square, Union Square, NY	(56,000)	32,940	79,300	—	4,176	32,940	83,476	116,416	(17,736)	98,680	2013-04-09
Courtyard by Marriott Downtown San Diego, San Diego, CA		15,656	51,674	—	2,152	15,656	53,826	69,482	(11,393)	58,089	2013-05-30
Residence Inn Miami Coconut Grove, Coconut Grove, FL		4,146	17,456	—	7,912	4,146	25,368	29,514	(9,685)	19,829	2013-06-12
The Hotel Milo, Santa Barbara, CA	(21,693)	—	55,080	—	4,960	—	60,040	60,040	(12,398)	47,642	2014-02-28

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2020 (CONTINUED)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hilton Garden Inn Manhattan Midtown East, Midtown East, NY	(44,325)	45,480	60,762	—	577	45,480	61,339	106,819	(10,270)	96,549	2014-05-27
Parrot Key Hotel & Villas, Key West, FL		57,889	33,959	—	14,224	57,889	48,183	106,072	(11,295)	94,777	2014-05-07
The Winter Haven Hotel Miami Beach, Miami Beach, FL		5,400	18,147	—	707	5,400	18,854	24,254	(3,692)	20,562	2013-12-20
The Blue Moon Hotel Miami Beach, Miami Beach, FL		4,874	20,354	—	1,039	4,874	21,393	26,267	(4,232)	22,035	2013-12-20
The St. Gregory Hotel, Dupont Circle, Washington D.C.	(22,138)	23,764	33,005	—	7,529	23,764	40,534	64,298	(8,237)	56,061	2015-06-16
TownePlace Suites Sunnyvale, Sunnyvale, CA		—	18,999	—	677	—	19,676	19,676	(2,919)	16,757	2015-08-25
The Ritz-Carlton Georgetown, Washington D.C.		17,825	29,584	—	4,114	17,825	33,698	51,523	(5,214)	46,309	2015-12-29
The Sanctuary Beach Resort, Marina, CA	(14,207)	20,278	17,319	—	6,887	20,278	24,206	44,484	(5,166)	39,318	2016-01-28
Hilton Garden Inn M Street, Washington D.C.		30,793	67,420	—	243	30,793	67,663	98,456	(8,193)	90,263	2016-03-09
The Envoy Boston Seaport, Boston, MA		25,264	75,979	—	3,928	25,264	79,907	105,171	(9,747)	95,424	2016-07-21
Courtyard by Marriott Sunnyvale, Sunnyvale, CA	(40,451)	17,694	53,272	—	83	17,694	53,355	71,049	(5,611)	65,438	2016-10-20
Mystic Marriott Hotel & Spa, Groton, CT		1,420	40,440	—	9,836	1,420	50,276	51,696	(7,342)	44,354	2017-01-03
The Ritz-Carlton Coconut Grove, Coconut Grove, FL		5,185	30,825	—	9,986	5,185	40,811	45,996	(6,047)	39,949	2017-02-01
The Pan Pacific Hotel Seattle, Seattle, WA		13,079	59,255	—	728	13,079	59,983	73,062	(5,783)	67,279	2017-02-21
Philadelphia Westin, Philadelphia, PA		19,154	103,406	—	4,692	19,154	108,098	127,252	(9,706)	117,546	2017-06-29
The Ambrose Hotel, Santa Monica, CA		18,750	26,839	—	1,611	18,750	28,450	47,200	(3,301)	43,899	2016-12-01
Total Investment in Real Estate	$(332,264)	$516,478	$1,474,972	$—	$229,486	$516,478	$1,704,458	$2,220,936	$(396,016)	$1,824,920

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2020 (CONTINUED)
[IN THOUSANDS]

(1)Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.
*    Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed.
The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2020, 2019 and 2018 is approximately $1,633,467, $1,675,650 and $1,745,577, respectively.
Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.
See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF December 31, 2020 (CONTINUED)
[IN THOUSANDS]

	2020	2019	2018
Reconciliation of Real Estate
Balance at beginning of year	$2,228,864	$2,206,701	$2,159,282
Additions during the year	17,967	22,163	122,708
Dispositions/Deconsolidation of consolidated joint venture during the year	(25,895)	—	(75,289)
Total Real Estate	$2,220,936	$2,228,864	$2,206,701

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$340,499	$277,580	$238,213
Depreciation for year	64,083	62,919	55,496
Accumulated depreciation on assets sold	(8,566)	—	(16,129)
Balance at the end of year	$396,016	$340,499	$277,580

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on Internal Control Over Financial Reporting

We have audited Hersha Hospitality Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 29, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 29, 2021

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None

PART III
Item 10.    Trustees, Executive Officers and Corporate Governance
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

Item 11.    Executive Compensation
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2021 Annual Meeting of Shareholders.
SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS
As of December 31, 2020, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	-	-	1,198,024
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,198,024
(1)    Represents shares issuable under the Company’s 2012 Amended and Restated Equity Incentive Plan. On January 1, 2012, the Company’s 2008 Equity Incentive Plan (the “2008 EIP”) was terminated. Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.    Certain Relationships and Related Transactions, and Trustee Independence
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    Documents filed as part of this report.
1.    Financial Statements:
The following financial statements are included in this report on pages 57 to 108:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
The following financial statement schedule is included in this report on pages 109 to 113: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2020.

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

4.13	Description of Securities (filed as Exhibit 4.13 to the Annual Report on Form 10-K, filed by Hersha Hospitality Trust on February 25, 2020 and incorporated by reference herein).
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

10.11
Sixth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of December 23, 2014 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).

10.12
Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan, amended as of April 16, 2019 (incorporated by reference to Appendix A to Hersha Hospitality Trust's Definitive Proxy Statement filed on April 18, 2019).

10.13	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.3 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).
10.14
Seventh Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of June 22, 2015 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Quarterly Report on 10-Q for the quarter ended June 30, 2015).

10.15
Eighth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of May 27, 2016 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on May 24, 2016).

10.16
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
10.17
Ninth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of November 4, 2016 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on November 4, 2016).

10.18
Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Citigroup Global Markets Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.19
Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Robert W. Baird & Co. Incorporated (filed as Exhibit 1.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.20
Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and JonesTrading Institutional Services LLC (filed as Exhibit 1.3 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.21
Equity Distribution Agreement, dated April 26, 2017, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Raymond James & Associates, Inc. (filed as Exhibit 1.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.22
Tenth Amendment to the Agreement of Limited Partnership of Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 2, 2017).

10.23
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

10.24
Eleventh Amendment to Agreement of Limited Partnership, Dated July 31, 2019 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated by reference herein).

10.25
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

10.26
Amendment No. 2 to the Credit Agreement, dated as of April 2, 2020, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the lenders named therein, as lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on April 2, 2020).

10.27
Amendment No. 3 to the Term Loan Agreement, dated as of April 2, 2020, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the lenders named therein, as lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on April 2, 2020)

10.28
Amendment No. 1 to the Term Loan Agreement, dated as of April 2, 2020, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the lenders named therein, as lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on April 2, 2020)

10.29
Form of Third Amended and Restated Employment Agreement, dated August 3, 2020 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference herein).

10.30
Amendment No. 3 to the Credit Agreement, dated as of February 17, 2021, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the subsidiary guarantors named therein, as guarantors, the lenders named therein, as lenders Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8.-K filed by Hersha Hospitality Trust on February 22, 2021).

10.31
Amendment No. 4 to the Term Loan Agreement, dated as of February 17, 2021, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the subsidiary guarantors named therein, as guarantors, the lenders named therein, as lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 22, 2021).

10.32
Amendment No. 2 to the Term Loan Agreement, dated as of February 17, 2021, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the subsidiary guarantors named therein, as guarantors, the lenders named therein, as lenders and Citibank, N.A., as administrative agent (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 22, 2021).

10.33
Purchase Agreement, dated as of February 17, 2021, by and among the Company, the Operating Partnership and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed on Schedule I attached thereto (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 22, 2021).

10.34
Indenture, dated February 23, 2021, between Hersha Hospitality Limited Partnership, as issuer, Hersha Hospitality Trust, as parent guarantor, each other guarantor party thereto and U.S. Bank as trustee National Association, as trustee.

10.35	Form of 9.50% Unsecured PIK Toggle Notes Due 2026 of Hersha Hospitality Limited Partnership (included as Exhibit A in the Indenture filed as Exhibit 4.1).
21.1	List of Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File.
*	Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST
March 29, 2021	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	March 29, 2021
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	March 29, 2021
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	March 29, 2021
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	March 29, 2021
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2021
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	March 29, 2021
Donald J. Landry

/s/ Jackson Hsieh	Trustee	March 29, 2021
Jackson Hsieh

/s/ Thomas J. Hutchison III	Trustee	March 29, 2021
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	March 29, 2021
Michael A. Leven

/s/ Dianna F. Morgan	Trustee	March 29, 2021
Dianna F. Morgan

/s/ John M. Sabin	Trustee	March 29, 2021
John M. Sabin