Form 10-Q
period 2021-03-31
HERSHA HOSPITALITY TRUST
filed 2021-04-29
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the number of Class A common shares of beneficial interest outstanding was 39,132,307 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2021 [UNAUDITED] AND DECEMBER 31, 2020
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2021	December 31, 2020
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,717,841	$1,784,838
Investment in Unconsolidated Joint Ventures	6,250	6,633
Cash and Cash Equivalents	76,522	16,637
Escrow Deposits	6,822	6,970
Hotel Accounts Receivable	6,319	5,690
Due from Related Parties	1,953	2,641
Intangible Assets, Net of Accumulated Amortization of $6,774 and $6,840	1,530	1,739
Right of Use Assets	43,800	44,126
Other Assets	19,560	15,494
Hotel Assets Held for Sale	17,288	96,220
Total Assets	$1,897,885	$1,980,988

Liabilities and Equity:
Line of Credit	$121,419	$133,053
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	506,903	681,744
Unsecured Notes Payable, Net of Unamortized Discount and Unamortized Deferred Financing Costs (Note 5)	190,719	50,789
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	305,264	330,848
Lease Liabilities	53,657	53,852
Accounts Payable, Accrued Expenses and Other Liabilities	52,635	58,453
Dividends and Distributions Payable	6,043	—
Total Liabilities	$1,236,640	$1,308,739

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$—	$—

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at March 31, 2021 and December 31, 2020, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at March 31, 2021 and December 31, 2020; 39,132,307 and 38,843,482 Shares Issued and Outstanding at March 31, 2021 and December 31, 2020, respectively	391	389
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2021 and December 31, 2020	—	—
Accumulated Other Comprehensive Loss	(12,509)	(19,275)
Additional Paid-in Capital	1,154,579	1,150,985
Distributions in Excess of Net Income	(530,535)	(509,243)
Total Shareholders' Equity	612,073	623,003

Noncontrolling Interests (Note 1)	49,172	49,246

Total Equity	661,245	672,249

Total Liabilities and Equity	$1,897,885	$1,980,988
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2021	2020
Revenue:
Hotel Operating Revenues:
Room	$39,350	$71,083
Food & Beverage	3,074	10,075
Other Operating Revenues	4,729	8,780
Other Revenues	12	199
Total Revenues	47,165	90,137
Operating Expenses:
Hotel Operating Expenses:
Room	9,198	19,092
Food & Beverage	2,873	10,621
Other Operating Expenses	20,109	35,806
Hotel Ground Rent	1,100	1,063
Real Estate and Personal Property Taxes and Property Insurance	10,071	9,942
General and Administrative (including Share Based Payments of $2,169 and $2,456 for the three months ended March 31, 2021 and 2020, respectively)	4,944	5,834
Terminated Transaction Costs	354	—
Depreciation and Amortization	21,802	24,188
Total Operating Expenses	70,451	106,546

Operating Loss	(23,286)	(16,409)

Interest Income	1	36
Interest Expense	(13,429)	(13,007)
Other Income (Expense)	461	(72)
Gain on Disposition of Hotel Properties	48,352	—
Loss on Debt Extinguishment	(2,940)	—
Income (Loss) Before Results from Unconsolidated Joint Venture Investments and Income Taxes	9,159	(29,452)

Loss from Unconsolidated Joint Ventures	(658)	(1,018)

Income (Loss) Before Income Taxes	8,501	(30,470)

Income Tax Benefit	589	4,498

Net Income (Loss)	9,090	(25,972)

(Income) Loss Allocated to Noncontrolling Interests - Common Units	(322)	2,897
Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	158	—
Preferred Distributions	(6,043)	(6,044)

Net Income (Loss) Applicable to Common Shareholders	$2,883	$(29,119)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2021	2020
Earnings Per Share:
BASIC
Income (loss) from Continuing Operations Applicable to Common Shareholders	$0.07	$(0.76)

DILUTED
Income (loss) from Continuing Operations Applicable to Common Shareholders	$0.07	$(0.76)

Weighted Average Common Shares Outstanding:
Basic	38,970,893	38,564,099
Diluted*	39,840,474	38,564,099
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Common Units and Vested LTIP Units	4,349,730	3,838,745
Unvested Stock Awards and LTIP Units Outstanding	—	180,704
Contingently Issuable Share Awards	—	916,938
Total Potentially Dilutive Securities Excluded from the Denominator	4,349,730	4,936,387
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$9,090	$(25,972)
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	6,465	(31,126)
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income (Loss)	301	977
Total Other Comprehensive Income (Loss)	$6,766	$(30,149)

Comprehensive Income (Loss)	15,856	(56,121)
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Common Units	(1,001)	5,625
Less: Comprehensive Loss Attributable to Noncontrolling Interests - Consolidated Joint Venture	158	—
Less: Preferred Distributions	(6,043)	(6,044)
Comprehensive Income (Loss) Attributable to Common Shareholders	$8,970	$(56,540)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(19,275)	(509,243)	623,003	5,392,808	49,246	672,249
Unit Conversion	—	225,000	2	—	—	—	2,870	—	—	2,872	(225,000)	(2,872)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(30,218)	(30,218)	—	—	(30,218)
Share Based Compensation:										—
Grants	—	63,825	—	—	—	—	(9)	—	—	(9)	775,206	1,614	1,605
Amortization	—	—	—	—	—	—	733	—	—	733		862	1,595
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	6,766	—	6,766	—	—	6,766
Equity Contribution to Consolidated Joint Venture	158	—	—	—	—	—	—	—	—	—	—	—	—
Net Income	(158)	—	—	—	—	—	—	—	8,926	8,926	—	322	9,248
Balance at March 31, 2021	—	39,132,307	391	—	14,703,214	147	1,154,579	(12,509)	(530,535)	612,073	5,943,014	49,172	661,245
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2019	3,196	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	(1,007)
Dividend Reinvestment Plan	—	1,094	—	—	—	—	14	—	—	14	—	—	14
Share Based Compensation:
Grants	—	19,498	—	—	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	—	—	—	628	—	—	628	—	643	1,271
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(27,421)	—	(27,421)	—	(2,728)	(30,149)
Net Loss	—	—	—	—	—	—	—	—	(23,075)	(23,075)		(2,897)	(25,972)
Balance at March 31, 2020	3,196	38,673,242	387	—	14,703,214	147	1,145,450	(26,411)	(362,777)	756,796	4,279,946	59,162	815,958
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net Income (Loss)	$9,090	$(25,972)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(48,352)	—
Deferred Taxes	(606)	(4,539)
Depreciation	21,708	24,071
Amortization	1,330	566
Loss on Debt Extinguishment	634	—
Equity in Loss of Unconsolidated Joint Ventures	658	1,018
Loss Recognized on Change in Fair Value of Derivative Instrument	301	977
Share Based Compensation Expense	2,169	2,456
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(629)	5,250
Other Assets	(3,063)	81
Due from Related Parties	688	4,316
Increase (Decrease) in:
Accounts Payable, Accrued Expenses and Other Liabilities	2,279	(4,621)
Net Cash (Used in) Provided by Operating Activities	$(13,793)	$3,603

Investing Activities:
Capital Expenditures	(2,731)	(10,979)
Hotel Development Projects	—	28
Proceeds from Disposition of Hotel Properties	149,384	—
Contributions to Unconsolidated Joint Ventures	(275)	(600)
Net Cash Provided by (Used in) Investing Activities	$146,378	$(11,551)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended March 31,
	2021	2020
Financing Activities:
(Repayments) Borrowings on Line of Credit, Net	$(11,634)	$22,000
Payments on Term Loans	(175,559)	—
Proceeds from Notes Payable	144,750	—
Principal Repayment of Mortgages and Notes Payable	(704)	(390)
Deferred Financing Costs	(5,529)	—
Dividends Paid on Common Shares	—	(10,809)
Dividends Paid on Preferred Shares	(24,172)	(6,044)
Distributions Paid on Common Units and LTIP Units	—	(1,198)
Other Financing Activities	—	(19)
Net Cash (Used in) Provided by Financing Activities	$(72,848)	$3,540

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$59,737	$(4,408)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	23,607	36,985

Cash, Cash Equivalents, and Restricted Cash - End of Period	$83,344	$32,577
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of March 31, 2021, we owned an approximate 86.8% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three months ended March 31, 2021 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $49,172 as of March 31, 2021 and $49,246 as of December 31, 2020. As of March 31, 2021, there were 5,943,014 Common Units and LTIP Units outstanding with a fair market value of $62,699, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

We are party to a joint venture that owns the Ritz-Carlton Coconut Grove, FL, in which our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets. The noncontrolling interest in the Ritz Coconut Grove is measured at the greater of historical cost or the put option redemption value. For the three months ended March 31, 2021 and 2020, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $158 and $0, respectively. This is recorded as part of the Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at March 31, 2021 and December 31, 2020 are summarized as follows:

					Dividend Per Share (1)
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2021	December 31, 2020	Aggregate Liquidation Preference	Distribution Rate	2021	2020
Series C	3,000,000	3,000,000	$75,000	6.875%	$2.1485	$—
Series D	7,701,700	7,701,700	$192,500	6.500%	$2.0313	$—
Series E	4,001,514	4,001,514	$100,000	6.500%	$2.0313	$—
Total	14,703,214	14,703,214

(1) During the three months ended March 31, 2020, we suspended the payment of our preferred dividends. During the three months ended March 31, 2021, the Company paid cash dividends on the Company's Series C, Series D and Series E cumulative redeemable preferred stock reflecting accrued and unpaid dividends for the dividend periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021. In addition, the Company declared a cash dividend for the first dividend period ending April 15, 2021, which is payable April 15, 2021 to holders of record as of April 1, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Liquidity and Management's Plan

Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. The global impact of the pandemic has been rapidly evolving and, in the United States, certain states and cities, including most of the states and cities where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closings, "stay at home" rules and restrictions on types of business that may continue to operate. As of March 31, 2021, 1 hotel remains closed which is held for sale as of March 31, 2021. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

In February of 2021, we entered into an unsecured notes facility that provided an initial $150,000 and access to an incremental $50,000, which can be drawn through September 30, 2021. Proceeds from the initial $150,000 provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our senior secured credit facility and our two secured term loans and allowed us to negotiate amendments to this senior facility. The amendments to the senior secured credit facility and two secured term loans eliminated term loan maturities until August of 2022, waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, enabled the Company to pay down the accrual of the Company's preferred dividends, allow the ongoing preferred dividend accrual to be kept current, and provided additional liquidity to be used at the Company's discretion.

We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the lodging industry has not previously experienced such an abrupt and drastic reduction in hotel demand, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration, and speed of the pandemic is uncertain and we cannot estimate when travel demand will recover. Based on the amendments, the Company believes that it has sufficient liquidity to meet its obligations for the next twelve months.

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

We consider a hotel to be held for sale when management and our independent trustees commit to a plan to sell the property, the property is available for sale, management engages in an active program to locate a buyer for the property and it is probable the sale will be completed within a year of the initiation of the plan to sell. We evaluate each disposition to determine whether we need to classify the disposition as discontinued operations. We generally include the operations of a hotel that was sold or a hotel that has been classified as held for sale in continuing operations unless the sale represents a strategic shift that will have a major impact on our future operations and financial results. We anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
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

As of March 31, 2021, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its respective carrying value.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. As a result of identified structural risks of interbank offered rates, in particular, the London Interbank Offered Rate (LIBOR), reference rate reform is underway to identify alternative reference rates that are more observable or transaction based. The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The optional expedients and exceptions contained within these updates, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of these updates that will most likely affect our financial reporting process related to modifications of contracts with lenders and the related hedging contracts associated with each respective modified borrowing contract. In general, the provisions of these updates would impact the Company by allowing, among other things, the following:

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Land	$478,413	$488,463
Buildings and Improvements	1,557,033	1,611,144
Furniture, Fixtures and Equipment	271,022	281,440
Construction in Progress	1,005	987
	2,307,473	2,382,034

Less Accumulated Depreciation	(589,632)	(597,196)

Total Investment in Hotel Properties *	$1,717,841	$1,784,838
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $41,696 and $42,487 at March 31, 2021 and December 31, 2020, respectively.

Acquisitions
For the three months ended March 31, 2021 and 2020, we acquired no hotel properties.

Hotel Dispositions
For the three months ended March 31, 2020, we had no hotel dispositions. During the three months ended March 31, 2021, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Courtyard San Diego, CA	05/30/2013	02/19/2021	$64,500	$5,037
The Capitol Hill Hotel Washington, DC	04/15/2011	03/09/2021	51,000	13,013
Holiday Inn Express Cambridge, MA	05/03/2006	03/09/2021	32,000	20,282
Residence Inn Miami Coconut Grove, FL	06/12/2013	03/10/2021	31,000	10,048
2021 Total				$48,380

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
Assets Held For Sale
We have classified the assets of the Duane Street Hotel as held for sale as of March 31, 2021. The sale of the Duane Street Hotel is expected to close in the second quarter of 2021. During the second quarter of 2020, the Company determined that the carrying value of the hotel exceeded the anticipated net proceeds from sale, resulting in a $1,069 impairment charge recorded during the second quarter of 2020.
We classified the assets of three hotels, including the Duane Street Hotel, as held for sale as of December 31, 2020. The sales of the Residence Inn Coconut Grove and the Courtyard San Diego hotels which were classified as held for sale as of December 31, 2020, closed during the three months ended March 31, 2021.
The table below shows the balances for the properties that were classified as assets held for sale as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Land	$8,213	$28,015
Buildings and Improvements	14,126	93,314
Furniture, Fixtures and Equipment	4,169	15,469
	26,508	136,798
Less Accumulated Depreciation	(9,220)	(40,578)
Assets Held for Sale	$17,288	$96,220

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2021 and December 31, 2020, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned		March 31, 2021	December 31, 2020
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	*	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%		158	219
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%		—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%		6,092	6,414
				$6,250	$6,633

*On February 7, 2021, all of the assets of the properties owned by this joint venture were transferred to the mezzanine lender of Cindat Hersha Owner JV, LLC. As a result, upon dissolution of the venture, we will no longer maintain an interest in this venture.

Income/Loss Allocation

Prior to February 7, 2021, based on the income allocation methodology within Cindat Hersha Owner JV, LLC, the Company had absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above as of December 31, 2020, however, we maintained a positive equity balance within the venture. This difference is due to the difference in our basis inside the venture versus our basis outside of the venture, which is explained later in this note.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Loss recognized during the three months ended March 31, 2021 and 2020, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2021	2020
Hiren Boston, LLC	$(335)	$(402)
SB Partners, LLC	—	(600)
SB Partners Three, LLC	(323)	(16)
Loss from Unconsolidated Joint Venture Investments	$(658)	$(1,018)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020.

Balance Sheets

	March 31, 2021	December 31, 2020
Assets
Investment in Hotel Properties, Net	$67,154	$581,452
Other Assets	14,025	32,048
Total Assets	$81,179	$613,500

Liabilities and Equity
Mortgages and Notes Payable	$65,282	$452,284
Other Liabilities	15,104	42,197
Equity:
Hersha Hospitality Trust	4,711	5,699
Joint Venture Partner(s)	(3,913)	113,452
Accumulated Other Comprehensive Loss	(5)	(132)
Total Equity	793	119,019

Total Liabilities and Equity	$81,179	$613,500

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Statements of Operations

	Three Months Ended March 31,
	2021	2020
Room Revenue	$2,255	$11,344
Other Revenue	117	807
Operating Expenses	(1,864)	(8,348)
Lease Expense	(270)	(183)
Property Taxes and Insurance	(1,565)	(3,283)
General and Administrative	(168)	(985)
Depreciation and Amortization	(2,312)	(3,914)
Interest Expense	(2,692)	(6,287)
Loss on Dissolution of Joint Venture	(112,429)	—
Net Loss	$(118,928)	$(10,849)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Our share of equity recorded on the joint ventures' financial statements	$4,711	$5,699
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	1,539	934
Investment in Unconsolidated Joint Ventures	$6,250	$6,633
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Deferred Financing Costs	$2,219	$2,395
Prepaid Expenses	8,600	5,692
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,510	2,443
Deposits with Unaffiliated Third Parties	2,321	2,561
Deferred Tax Asset, Net of Valuation Allowance of $24,234 and $23,591, respectively	606	—
Other	1,756	855
	$19,560	$15,494
Deferred Financing Costs – This category represents financing costs paid by the Company to establish our Line of Credit. These costs have been capitalized and will amortize to interest expense over the term of the Line of Credit.

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

Deferred Tax Asset – We have recorded a valuation allowance resulting in net deferred tax assets of $606 as of March 31, 2021. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded, with the exception of a city net operating loss that we believe that we will be able to realize.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT
Mortgages
Mortgages payable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Mortgage Indebtedness	$306,560	$332,264
Net Unamortized Premium	240	354
Net Unamortized Deferred Financing Costs	(1,536)	(1,770)
Mortgages Payable	$305,264	$330,848

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.76% to 6.30% as of March 31, 2021.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties with the exception of three mortgages were met as of March 31, 2021.

As of March 31, 2021, the maturity dates for the outstanding mortgage loans ranged from September 2021 to September 2025. Two mortgages with a total principal balance of $56,802 will mature within the next twelve months. We are in active discussions with our existing lenders and with new lenders and intend to exercise available extension options or refinance these mortgages with property level debt prior to their maturity.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
Credit Facilities

We maintain three secured credit arrangements which aggregate to $758,946 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. Our credit agreement (the "Credit Agreement") provides for a $276,835 senior secured credit facility (“Credit Facility”). The Credit Facility consists of a $250,000 senior secured revolving line of credit (“Line of Credit”) and a $26,835 senior secured term loan ("First Term Loan"). The Credit Facility expires on August 10, 2022, and, provided no event of default has occurred, we may request that the lenders renew the Credit Facility for an additional one-year period.

We maintain another credit agreement which provides for a $285,273 senior secured term loan agreement (“Second Term Loan”) and expires on September 10, 2024.

A separate credit agreement provides for a $196,838 senior secured term loan agreement (“Third Term Loan” and collectively with the Credit Agreement and the Second Term Loan, the "Credit Agreements") and expires on August 10, 2022.

On February 17, 2021, the Company signed amendments to the Credit Agreements which resulted in debt extinguishment expense $2,940. Debt extinguishment expense consists of $635 of debt extinguishment losses and $2,305 of debt modification losses. The signed amendments to the Credit Agreements, among other things, provide for:

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

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of March 31, 2021, the following hotel properties secured the amended facilities under the Credit Agreements:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

- Courtyard by Marriott Brookline, Brookline, MA	- Philadelphia Westin, Philadelphia, PA
- The Envoy Boston Seaport, Boston, MA	- Hampton Inn, Washington, DC
- The Boxer, Boston, MA	- Ritz-Carlton Georgetown, Washington, DC
- Hampton Inn Seaport, Seaport, New York, NY	- Hilton Garden Inn, M Street, Washington, DC
- The Duane Street Hotel, New York, NY	- The Winter Haven Hotel Miami Beach, Miami, FL
- Holiday Inn Express Chelsea, 29th Street, New York, NY	- The Blue Moon Hotel Miami Beach, Miami, FL
- Gate Hotel JFK Airport, New York, NY	- Cadillac Hotel & Beach Club, Miami, FL
- Hilton Garden Inn JFK Airport, New York, NY	- The Parrot Key Hotel & Villas, Key West, FL
- NU Hotel, Brooklyn, New York, NY	- TownePlace Suites, Sunnyvale, CA
- Hyatt House White Plains, White Plains, NY	- The Ambrose Hotel, Santa Monica, CA
- Hampton Inn Center City/ Convention Center, Philadelphia, PA	- The Pan Pacific Hotel Seattle, Seattle, WA
- The Rittenhouse, Philadelphia, PA	- Mystic Marriott Hotel & Spa, Groton, CT

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	March 31, 2021	December 31, 2020
Line of Credit	1.50% to 2.25%	$121,419	$133,053
Term Loans:
First Term Loan	1.45% to 2.20%	$26,835	$202,158
Second Term Loan	1.35% to 2.00%	196,838	292,983
Third Term Loan	1.45% to 2.20%	285,273	189,365
Deferred Loan Costs		(2,043)	(2,762)
Total Term Loans		$506,903	$681,744

Prior to the amendments noted above, the Credit Agreements included certain financial covenants and required that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,119,500, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:
•a fixed charge coverage ratio of not less than 1.50 to 1.00;
•a maximum leverage ratio of not more than 60%; and
•a maximum secured debt leverage ratio of 45%.

The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Agreements was 3.58% and 4.19%, for the three months ended March 31, 2021 and 2020, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
Notes Payable

Notes payable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Notes Payable	$201,548	$51,548
Net Unamortized Discount	(5,151)	—
Net Unamortized Deferred Financing Costs	(5,678)	(759)
Notes Payable	$190,719	$50,789

Statutory Trust I and Statutory Trust II Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The related deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 3.21% and 4.82% during the three months ended March 31, 2021 and 2020, respectively.

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

The Notes are subject to representations, warranties, covenants, terms and conditions customary for transactions of this type, including limitations on liens, incurrence of new debt, investments, mergers and asset dispositions, covenants to preserve corporate existence and comply with laws and default provisions.

The Company may only use the net proceeds from the issuance of the Notes in accordance with the mandatory prepayment waterfalls, which includes the repayment of outstanding borrowings under the Credit Agreement and use for certain other general corporate purposes.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

Interest Expense

The table below shows the interest expense incurred by the Company during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Mortgage Loans Payable	$2,833	$3,485
Interest Rate Swap Contracts on Mortgages	603	34
Unsecured Notes Payable	1,838	628
Credit Facility and Term Loans	4,368	7,034
Interest Rate Swap Contracts on Credit Agreements	2,424	1,086
Deferred Financing Costs Amortization	1,293	565
Other	70	175
Total Interest Expense	$13,429	$13,007

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES
We own five hotels within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms with extension options that range from May 2062 to October 2103. We also have two additional office space leases with terms ranging from January 2022 to December 2027.

The components of lease costs for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$1,076	$121	$1,197	$1,050	$121	$1,171
Variable lease costs	24	80	104	13	67	80
Total lease costs	$1,100	$201	$1,301	$1,063	$188	$1,251

Other information related to leases as of and for the three months ended March 31, 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
Cash paid from operating cash flow for operating leases	$1,072	$1,121
Weighted average remaining lease term	64.2	64.2
Weighted average discount rate	7.86%	7.86%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2021 and 2020, base management fees incurred to HHMLP totaled $1,180 and $2,369, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2021 and 2020, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2021 and 2020 were $1,823 and $3,827, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2021 and 2020, the Company incurred accounting fees of $313 and $324, respectively. For the three months ended March 31, 2021 and 2020, the Company incurred information technology fees of $102 and $105, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2021 and 2020, we incurred fees of $119 and $900, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
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

Hotel Supplies

For the three months ended March 31, 2021 and 2020, we incurred charges for hotel supplies of $1 and $52, respectively. For the three months ended March 31, 2021 and 2020, we incurred charges for capital expenditure purchases of $134 and $878, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.

Insurance Services

Prior to January 1, 2021, the Company utilized the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provided consulting and procurement services to the Company related to the placement of property and casualty insurance, placement of general liability insurance, and for claims handling for our hotel properties. Beginning January 1, 2021, these services were provided by a third-party service provider. The total cost of property insurance that we paid through the Hersha Group was $1,595 for the three months ended March 31, 2020. This amount paid to the Hersha Group included insurance premiums and brokerage fees as compensation for brokerage services.

Restaurant Lease Agreements with Independent Restaurant Group

The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  The Company previously entered into lease agreements with Independent Restaurant Group ("IRG") for restaurants at three of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provided for a term of five years and the payment of base rents and percentage rents, which were based on IRG’s revenue in excess of defined thresholds. Effective April 1, 2020, each of these lease agreements became a management agreement between the Company and IRG, subject to the supervision of HHMLP, as property manager. At the time of the conversion of the lease agreements to management agreements there was rent due of $103, which was forgiven due to the impact of the COVID-19 pandemic on the operations of our hotels and IRG's restaurants. The total amount of revenue recognized from IRG was $0 and $103 for the three months ended March 31, 2021 and 2020, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2021 and December 31, 2020 was approximately $1,953 and $2,641, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of March 31, 2021 and December 31, 2020 was $0.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
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

As of March 31, 2021, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of March 31, 2021 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of March 31, 2021 and December 31, 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							(Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	March 31, 2021	December 31, 2020
Term Loan Instruments:
Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	October 3, 2019	August 2, 2021	150,000	(626)	(1,070)
Credit Facility (1)	Swap	1.316%	1-Month LIBOR + 2.20%	September 3, 2019	August 2, 2021	43,900	(179)	(307)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(2,345)	(2,793)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(2,345)	(2,793)
Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	(9,400)	(13,286)

Mortgages:
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR +2.65%	May 1, 2018	May 1, 2021	28,000	—	—
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(1,970)	(2,305)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(936)	(1,222)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(936)	(1,222)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	(1,008)	(1,186)
Courtyard, LA Westside, Culver City, CA	Swap	0.495%	1-Month LIBOR + 2.75%	June 1, 2020	August 1, 2021	35,000	(45)	(75)
							$(19,790)	$(26,259)

(1) During the three months ended March 31, 2021, we dedesignated this swap as a cash flow hedge and recorded expense of $323 accordingly.

The fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at March 31, 2021 and December 31, 2020.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain of $6,766 and a loss of $30,149 for the three months ended March 31, 2021 and 2020, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $301 and $977 of net unrealized gains from accumulated other comprehensive income as an increase/decrease to interest expense for the three months ended March 31, 2021 and 2020, respectively. For the next twelve months ending March 31, 2022, we estimate that an additional $10,475 will be reclassified as an increase to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2021, the carrying value and estimated fair value of our debt was $1,124,305 and $1,153,012 respectively. As of December 31, 2020, the carrying value and estimated fair value of our debt was $1,196,434 and $1,176,625, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
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
On March 17, 2021, based on the achievement of certain metrics established under the 2020 STIP for the performance period ended December 31, 2020, the Compensation Committee awarded 519,732 LTIP Units. The awards issued pursuant to the STIP vest on December 31, 2022, the two year anniversary following the end of the performance period.

On March 3, 2021, the Compensation Committee approved the 2021 LTIP in which 50% of the awards provide for time based vesting and the remaining 50% are issuable based on the Company's achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room ("RevPar") compared to the Company’s peer group (25.0% of the award). On March 17, 2021, the Compensation Committee awarded 247,689 LTIP Units related to the time based portion of the plan. These Units will vest over a four year period from January 1, 2021 to December 31, 2024.

The LTIP Units awarded under both the 2020 STIP and the 2021 LTIP were determined by dividing the dollar amount of award earned by $12.90, the per share volume weighted average trading price of the Company’s common shares on the NYSE for the 20 trading days prior to March 17, 2021, the date of issuance.

A summary of our share based compensation activity from January 1, 2021 to March 31, 2021 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of December 31, 2020	898,126	$6.15	202,878	$7.87	—
Granted	775,206	12.90	63,825	9.24	—	N/A
Vested	(7,785)	12.90	(212,583)	7.31	—	N/A
Unvested Balance as of March 31, 2021	1,665,547	$9.26	54,120	$11.68	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense for the three months ended March 31, 2021 and 2020 and unearned compensation as of March 31, 2021 and December 31, 2020:

	Share Based Compensation Expense		Unearned Compensation
	For the Three Months Ended		As of
	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020
Issued Awards
LTIP Unit Awards	$1,724	$644	$9,362	$1,842
Restricted Share Awards	168	333	419	276
Share Awards	—	—	—	—
Unissued Awards
Market Based	277	314	1,656	1,933
Performance Based	—	1,165	—	—
Total	$2,169	$2,456	$11,437	$4,051

The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 2.2 years for LTIP Unit Awards and 0.8 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2021	2022	2023	2024
LTIP Unit Awards	960,046	581,656	61,921	61,924
Restricted Share Awards	19,728	26,859	7,533	—
	979,774	608,515	69,454	61,924

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2021	2020
NUMERATOR:
Basic and Diluted*
Net Income (Loss)	$9,090	$(25,972)
Income (loss) allocated to Noncontrolling Interests	(164)	2,897
Distributions to Preferred Shareholders	(6,043)	(6,044)
Net Income (loss) applicable to Common Shareholders	$2,883	$(29,119)

DENOMINATOR:
Weighted average number of common shares - basic	38,970,893	38,564,099
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	114,668	—
Contingently Issued Shares and Units	754,913	—
Weighted average number of common shares - diluted	39,840,474	38,564,099
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the three months ended March 31, 2021 and 2020 totaled $8,056 and $11,680, respectively. Net Cash paid on Interest Rate Derivative contracts during the three months ended March 31, 2021 and 2020 totaled $3,063 and $(278), respectively. Cash paid for income taxes during the three months ended March 31, 2021 and 2020 totaled $13 and $220, respectively. The following non-cash investing and financing activities occurred during the three months ended March 31, 2021 and 2020:

	2021	2020
Common Shares issued as part of the Dividend Reinvestment Plan	$—	$14
Issuance of share based payments	10,488	—
Accrued payables for capital expenditures placed into service	326	4,259

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020:

	2021	2020
Cash and cash equivalents	$76,522	$23,936
Escrowed cash	6,822	8,641
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$83,344	$32,577

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report and other reports filed by us with the U.S. Securities and Exchange Commission (the "SEC"), including, but not limited to those discussed in the sections entitled “Risk Factors” and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

● our business or investment strategy;
● our projected operating results;
● our ability to generate positive cash flow from operations;
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
● the efficacy of any treatment for COVID-19;
● our access to capital on the terms and timing we expect;
● the restoration of public confidence in domestic and international travel;
● permanent structural changes in demand for conference centers by business and leisure clientele;
● our ability to dispose of selected hotel properties on the terms and timing we expect, if at all; and
● our ability to reopen our nonoperational hotel on the terms and timing we expect, if at all.

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
● financial condition of, and our relationships with, our joint venture partners, third-party property managers, and franchisors;
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
● world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels; and
● the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2021, we owned interests in 37 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 33 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 3 hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2021, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We started to realize the effects from the global economic slowdown caused by the COVID-19 pandemic in March of 2020. As a result of the COVID-19 pandemic and subsequent government mandates and health official recommendations, hotel demand has been substantially reduced across the United States.

Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we originally closed 21 hotel properties and dramatically reduced staffing at the hotels that remained open and at the corporate level. As of the date of this filing, we have 33 hotels of our 34 consolidated hotels operating while 1 hotel has remained closed. The hotel that has remained closed is under a contract to sell and is classified as held for sale as of March 31, 2021. The reopening of our consolidated hotels provided us the opportunity to capture incremental demand through the end of the first quarter of the year and we believe we are prepared to capture market share during the early stages of an economic recovery in 2021.

In addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. We suspended our common and preferred dividends in 2020 and during the three months ended March 31, 2021, we paid approximately $24.2 million in preferred dividend arrearage that was not paid in 2020. We also deferred certain planned capital expenditures for 2020 and we will continue to reduce capital expenditures in 2021 with planned allocations estimated between $15.0 and $18.0 million. In February 2021, the Company entered into an unsecured notes facility that provided an initial $150.0 million at closing. An incremental $50 million may be drawn, at the Company’s discretion, in minimum installments of $25.0 million, at any point on or prior to September 30, 2021. Proceeds from the initial $150.0 million provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our Credit Facility, allowing us to amend our Credit Facility on February 17, 2021, eliminating maturities under the Credit Facility until August of 2022. The Credit Facility amendment also waives all financial covenants through March 31, 2022, establishes accommodative covenant testing methodology through December 31, 2022, and provides additional liquidity at the Company’s discretion.

The manner in which the ongoing COVID-19 pandemic will be resolved or the manner that the hospitality and tourism industries will return to historical performance norms, and whether the economy will contract or grow are not reasonably predictable. As a result, there can be no assurances that we will be able achieve the hotel operating metrics or the results at our properties we have forecasted. Factors that might contribute to less-than-anticipated performance include those described under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 and other documents that we may file with the SEC in the future. We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2021 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended March 31, 2021 and 2020. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $42,785, or 47.6%, to $47,153 for the three months ended March 31, 2021 compared to $89,938 for the same period in 2020.  This decrease is primarily attributable to the reduction in operations across our portfolio due to the decrease in demand caused by the COVID-19 pandemic. Management expects hotel operating revenues to remain at a decreased level until business and leisure activities return to pre-pandemic levels, which we have no way to predict at this time. Also contributing to the decrease in hotel operating revenues was the sale of four hotels during the three months ended March 31, 2021 and the sale of one hotel in December of 2020. Total revenues for the three months ended March 31, 2020 includes hotel operating revenue for these five hotels for the entire period.

Expenses

Total hotel operating expenses decreased 50.9% to approximately $32,180 for the three months ended March 31, 2021 from $65,519 for the three months ended March 31, 2020. The decrease in hotel operating expenses is due to reduced operations at our hotels as a result of the decrease in demand caused by the COVID-19 pandemic and cost saving measures implemented to mitigate the impact of this decrease in demand. Also contributing to the decrease in hotel operating expense are the sale of hotels noted above.

Depreciation and amortization decreased by 9.9%, or $2,386, to $21,802 for the three months ended March 31, 2021 from $24,188 for the three months ended March 31, 2020. The decrease is primarily attributable to the disposition of the Sheraton Wilmington in December 2020, and the cessation of depreciation on the Courtyard San Diego, the Residence Inn Coconut Grove, and the Capitol Hill Hotel as they were held for sale and disposed of during the three months ended March 31, 2021.

Real estate and personal property tax and property insurance increased $129, or 1.3%, for the three months ended March 31, 2021 when compared to the same period in 2020. This increase is mostly related to increased real estate tax that had been re-assessed by the applicable taxing authority, resulting in increases in real estate tax expense for the quarter as we cumulatively catch up, in certain instances, our estimated tax accruals at the time the new assessment is received. We typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals. The Company regularly appeals property taxes but cannot predict property tax reductions from real estate tax appeals. Partially offsetting these increases are reductions in real estate tax expense due to the sale of hotels noted above.

General and administrative expense decreased by 15.3%, or approximately $890, from $5,834 in the three months ended March 31, 2020 to $4,944 for the same period in 2021. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. This decrease is primarily attributable to the execution of our cost containment strategies in our payroll and other administrative costs. In addition, expenses related to non-cash share based compensation decreased $287 when comparing the three months ended March 31, 2021 to the same period in 2020. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating loss for the three months ended March 31, 2021 was $23,286 compared to operating loss of $16,409 during the same period in 2020. The increase in our operating loss of $6,877 was largely the result of the decrease in demand caused by the COVID-19 pandemic beginning in March 2020 and which continued its impact through March 2021.

Interest Expense

Interest expense increased $422 from $13,007 for the three months ended March 31, 2020 to $13,429 for the three months ended March 31, 2021. The primary driver of the increased interest expense is due to increases in the amortization of our interest rate hedges and deferred financing costs; however, this was partially offset by a decrease in our outstanding debt balances as a result of our pay downs made from hotel dispositions. The balance of our borrowings, excluding discounts and deferred costs, have decreased by $17,533 in total between March 31, 2020 and March 31, 2021.

Income Tax Benefit

During the three months ended March 31, 2021, the Company recorded an income tax benefit of $589 compared to an income tax benefit of $4,498 for the three months ended March 31, 2020. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of March 31, 2021, it is not more likely than not that we will realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020, with the exception of a city net operating loss that we believe that we will be able to realize. As a result, the balance of our net deferred tax asset at March 31, 2021 is $606. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Income (Loss) Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended March 31, 2021 was $2,883 compared to net loss of $29,119 during the same period in 2020. This increase is primarily related to the gains on hotel dispositions of $48,352 recognized during the three months ended March 31, 2021, partially offset by increased operating loss, loss on debt extinguishment, and decreased income tax benefit during the three months ended March 31, 2021, as discussed above.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. At March 31, 2021, we failed our debt service coverage ratio ("DSCR") requirement related to three of our mortgage borrowings, which triggers a cash management provision within their respective mortgages, which results in our respective lenders sweeping cash receipts from the properties into a lockbox to service debt payments. After considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

In February 2021, the Company entered into a junior unsecured notes facility (“Junior Notes”) that provided an initial $150,000 at closing. An incremental $50,000 may be drawn, at the Company’s discretion, in minimum installments of $25,000 at any point on or prior to September 30, 2021. The Junior Notes bear interest at a rate of 9.50%, of which half, or 4.75%, will be paid in cash with the remaining half added to the principle of the note through March 31, 2022. The Junior Notes mature in February of 2026 and are non-callable through February 2022. The Junior Notes are callable at 104% beginning February of 2022, 102% beginning in February 2023, and at par any time beginning in February 2024.

Proceeds from the initial $150,000 provided by the Junior Notes, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under the Credit Facility, the Second Term Loan, and the Third Term Loan. The Junior Notes and asset sales that closed in the first quarter of 2021 allowed the Company to execute amendments to Credit Agreements governing the Credit Facility, the Second Term Loan, and the Third Term Loan. These amendments eliminated term loan maturities until August of 2022, waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, enabled the Company to pay down the accrual of the Company’s preferred dividends and allow the ongoing preferred dividend accrual to be kept current, and provided additional liquidity at the Company’s discretion.

Our secured debt facilities aggregate to $758,946 which is comprised of a $276,835 senior credit facility and two term loans totaling $482,111. The credit facility (“Credit Facility”) contains a $26,835 term loan (“First Term Loan”) and a $250,000 revolving line of credit (“Line of Credit”). This Credit Facility expires on August 10, 2022 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. As of March 31, 2021, we had $121,419 outstanding under the Line of Credit. Our two additional term loans are $285,273 (“Second Term Loan”) and $196,838 (“Third Term Loan”), which mature on September 10, 2024 and August 10, 2022, respectively.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2021, we have $56,802 of indebtedness due on or before March 31, 2022. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit or Junior Notes and the issuance of our securities.

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

Acquisitions

During the three months ended March 31, 2021, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of capital are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Dispositions

During the three months ended March 31, 2021, we disposed of four hotel properties for an aggregate sales price of $178,500 resulting in a gain on disposition of $48,380. The net proceeds were used to repay existing debt.
On January 20, 2020, we entered into a purchase and sale agreement to sell the Duane Street Hotel to an unrelated third party. The disposition price for the hotel is $18,000 and the transaction is anticipated to close during the second quarter of 2021.
While we regard the completion of the pending disposition identified as probable, this transaction is subject to customary closing conditions, including the completion of due diligence, and there can be no assurance that this disposition will be completed on the terms and timing described above, if at all.

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

Spending on capital improvements during the three months ended March 31, 2021 decreased when compared to spending on capital improvements during the three months ended March 31, 2020. During the three months ended March 31, 2021, we spent $2,731 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $10,979 during the same period in 2020. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements. As a result of damage caused by Hurricane Irma, the Company incurred additional capital expenditures in order to return properties to working order. In some instances, but not all, the Company has recovered a portion of the capital expenditure costs through insurance proceeds.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2021 and 2020

Net cash used in operating activities decreased $17,396 from net cash provided by operations of $3,603 for the three months ended March 31, 2020 to net cash used in operating activities of $13,793 for the comparable period in 2021. The decrease in cash flow is primarily attributable to a decrease in hotel property cash flow as a result of the COVID-19 pandemic.

Net cash provided by investing activities for the three months ended March 31, 2021 was $146,378 compared to net cash used in investing activities of $11,551 for the three months ended March 31, 2020. The following items are the major contributing factors for the change in investing cash flows:

•Proceeds of $149,384 received related to the disposition of the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, and the Residence Inn Coconut Grove during the three months ended March 31, 2021.
•An increase in comparative cash flows of $8,220 related to a decrease in spending on capital expenditures and hotel development projects for the three months ended March 31, 2021 compared to 2020.
•An increase in comparative cash flows of $325 related to contributions of $600 to unconsolidated joint ventures for the three months ended March 31, 2020 compared to contributions of $275 for the three months ended March 31, 2021.

Net cash used in financing activities for the three months ended March 31, 2021 was $72,848 compared to net cash provided by financing activities for the three months ended March 31, 2020 of $3,540. The following items are the major contributing factors for the increase in financing cash flows:

•The primary use of cash was the payment of $175,559 of outstanding borrowings under the Term Loan agreements. We received proceeds of $144,750 from the issuance of the Junior Notes, a portion of which, in addition to the proceeds received from the hotel dispositions noted above, were used to pay down the Term Loans.
•Payment of $5,529 of deferred financing costs which primarily relate to the Junior Notes issuance noted above.
•An decrease in comparative cash flows as we drew $22,000 on our Line of Credit during the three months ended March 31, 2020 when compared to $11,634 in net repayments during the same period in 2021.
•An increase in cash payments of $6,121 related to dividends paid. During the three months ended March 31, 2021, our executed amendments to the Credit Agreements allowed for the payment of the total arrearage of unpaid cash dividends due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares of approximately $24,172, which was paid on March 26, 2021. During the three months ended March 31, 2020 we paid dividends of $6,044 on these preferred shares and $12,007 on our Common Shares, Common Units and LTIP Units.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020

Net loss applicable to common shareholders	$2,883	$(29,119)
Income (loss) allocated to noncontrolling interest	164	(2,897)
Loss from unconsolidated joint ventures	658	1,018
Gain on disposition of hotel properties	(48,352)	—
Depreciation and amortization	21,802	24,188
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	(22,845)	(6,810)

(Loss) from unconsolidated joint ventures	(658)	(1,018)
Unrecognized pro rata interest in loss (1)	(496)	(2,700)
Depreciation and amortization of difference between purchase price and historical cost (2)	21	24
Interest in depreciation and amortization of unconsolidated joint ventures (3)	631	1,373
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	(502)	(2,321)

Funds from Operations applicable to common shareholders and Partnership Units	$(23,347)	$(9,131)

Weighted Average Common Shares and Common Units
Basic	38,970,893	38,564,099
Diluted	44,190,204	43,500,486
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to Note 1 – Basis of Presentation of the notes to our consolidated financial statements included herein for information regarding critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2021, we are exposed to interest rate risk with respect to variable rate borrowings under our Line of Credit, certain variable rate mortgages, and notes payable. As of March 31, 2021, we had total variable rate debt outstanding of $200,967 with a weighted average interest rate of 2.60%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2021 would be an increase or decrease in our interest expense for the three months ended March 31, 2021 of $533.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2021, we have an interest rate cap related to debt on the Annapolis Waterfront Hotel, MD and we have ten interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Courtyard, LA Westside, Culver City, CA; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2021, approximately 84.8% of our outstanding consolidated long-term indebtedness was subject to fixed rates or effectively capped, while 15.2% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR.

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Company is monitoring and evaluating the related risks that arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

While we expect LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.

The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the company.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2021 to be approximately $1,125,342 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2021 to be approximately $1,181,732.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2021, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$59,224	$352,521	$389,131	$136,631	$937,507
Weighted Average Interest Rate	3.83%	5.22%	8.93%	9.50%	7.11%

Floating Rate Debt	$444	$1,237	$26,319	$51,548	$79,548
Weighted Average Interest Rate	—	2.99%	3.11%	3.11%	3.05%
	$59,668	$353,758	$415,450	$188,179	$1,017,055

Line of Credit	$—	$121,419	$—	$—	$121,419
Weighted Average Interest Rate	—	2.36%	—	—	2.36%
	$59,668	$475,177	$415,450	$188,179	$1,138,474

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2021.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.2
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

10.3
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

10.4
Purchase Agreement, dated as of February 17, 2021, by and among the Company, the Operating Partnership and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed on Schedule I attached thereto (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 22, 2021).

10.5
Indenture, dated February 23, 2021, between Hersha Hospitality Limited Partnership, as issuer, Hersha Hospitality Trust, as parent guarantor, each other guarantor party thereto and U.S. Bank as trustee National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on March 1, 2021).

10.6	Form of 9.50% Unsecured PIK Toggle Notes Due 2026 of Hersha Hospitality Limited Partnership (filed as Exhibit 4.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on March 1, 2021).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
+	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

April 29, 2021	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)