Form 10-Q
period 2021-06-30
HERSHA HOSPITALITY TRUST
filed 2021-07-28
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, the number of Class A common shares of beneficial interest outstanding was 39,217,475 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2021 [UNAUDITED] AND DECEMBER 31, 2020
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	June 30, 2021	December 31, 2020
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,699,230	$1,784,838
Investment in Unconsolidated Joint Ventures	5,936	6,633
Cash and Cash Equivalents	69,083	16,637
Escrow Deposits	11,067	6,970
Hotel Accounts Receivable	5,539	5,690
Due from Related Parties	1,552	2,641
Intangible Assets, Net of Accumulated Amortization of $6,827 and $6,840	1,465	1,739
Right of Use Assets	43,467	44,126
Other Assets	20,395	15,494
Hotel Assets Held for Sale	—	96,220
Total Assets	$1,857,734	$1,980,988

Liabilities and Equity:
Line of Credit	$118,684	$133,053
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	495,657	681,744
Unsecured Notes Payable, Net of Unamortized Discount and Unamortized Deferred Financing Costs (Note 5)	193,725	50,789
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	304,426	330,848
Lease Liabilities	53,455	53,852
Accounts Payable, Accrued Expenses and Other Liabilities	49,088	58,453
Dividends and Distributions Payable	6,044	—
Total Liabilities	$1,221,079	$1,308,739

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$1,968	$—

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at June 30, 2021 and December 31, 2020, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at June 30, 2021 and December 31, 2020; 39,217,475 and 38,843,482 Shares Issued and Outstanding at June 30, 2021 and December 31, 2020, respectively	392	389
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at June 30, 2021 and December 31, 2020	—	—
Accumulated Other Comprehensive Loss	(11,024)	(19,275)
Additional Paid-in Capital	1,153,657	1,150,985
Distributions in Excess of Net Income	(557,157)	(509,243)
Total Shareholders' Equity	586,015	623,003

Noncontrolling Interests (Note 1)	48,672	49,246

Total Equity	634,687	672,249

Total Liabilities and Equity	$1,857,734	$1,980,988
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Hotel Operating Revenues:
Room	$56,539	$15,139	$95,889	$86,222
Food & Beverage	7,230	136	10,304	10,211
Other Operating Revenues	6,314	2,137	11,043	10,917
Other Revenues	13	29	25	228
Total Revenues	70,096	17,441	117,261	107,578
Operating Expenses:
Hotel Operating Expenses:
Room	12,350	3,622	21,548	22,714
Food & Beverage	5,409	721	8,282	11,342
Other Operating Expenses	23,551	14,035	43,660	49,841
Insurance recoveries in excess of property loss	(711)	—	(711)	—
Hotel Ground Rent	1,064	1,058	2,164	2,121
Real Estate and Personal Property Taxes and Property Insurance	9,466	9,969	19,537	19,911
General and Administrative (including Share Based Payments of $2,589 and $1,799 and $4,758 and $4,255 for the three and six months ended June 30, 2021 and 2020, respectively)	5,287	4,187	10,231	10,021
Terminated Transaction Costs	36	—	390	—
Loss on Impairment of Assets	222	1,069	222	1,069
Depreciation and Amortization	21,014	24,322	42,816	48,510
Total Operating Expenses	77,688	58,983	148,139	165,529

Operating Loss	(7,592)	(41,542)	(30,878)	(57,951)

Interest Income	4	2	5	38
Interest Expense	(14,982)	(13,481)	(28,411)	(26,488)
Other Income (Expense)	(84)	(385)	377	(457)
Gain on Disposition of Hotel Properties	—	—	48,352	—
Loss on Debt Extinguishment	(129)	—	(3,069)	—
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(22,783)	(55,406)	(13,624)	(84,858)

Loss from Unconsolidated Joint Ventures	(589)	(502)	(1,247)	(1,520)

Loss Before Income Taxes	(23,372)	(55,908)	(14,871)	(86,378)

Income Tax Benefit (Expense)	(151)	(15,872)	438	(11,374)

Net Loss	(23,523)	(71,780)	(14,433)	(97,752)

Loss Allocated to Noncontrolling Interests - Common Units	2,945	7,164	2,623	10,061
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	(1,968)	3,196	(1,810)	3,196
Preferred Distributions	(6,044)	(6,044)	(12,087)	(12,088)

Net Loss Applicable to Common Shareholders	$(28,590)	$(67,464)	$(25,707)	$(96,583)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(0.73)	$(1.75)	$(0.66)	$(2.50)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(0.73)	$(1.75)	$(0.66)	$(2.50)

Weighted Average Common Shares Outstanding:
Basic	39,097,820	38,609,922	39,034,707	38,587,011
Diluted*	39,097,820	38,609,922	39,034,707	38,587,011
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Units and Vested LTIP Units	4,279,355	3,943,319	4,314,347	3,891,032
Unvested Stock Awards and LTIP Units Outstanding	939,591	547,315	581,989	267,443
Contingently Issuable Share Awards	408,202	185,754	594,125	680,979
Total Potentially Dilutive Securities Excluded from the Denominator	5,627,148	4,676,388	5,490,461	4,839,454
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(23,523)	$(71,780)	$(14,433)	$(97,752)
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	2,539	(2,020)	9,004	(33,146)
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income (Loss)	(141)	1,228	159	2,205
Total Other Comprehensive Income (Loss)	$2,398	$(792)	$9,163	$(30,941)

Comprehensive Loss	(21,125)	(72,572)	(5,270)	(128,693)
Less: Comprehensive Loss Attributable to Noncontrolling Interests - Common Units	2,712	7,270	1,711	12,895
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Consolidated Joint Venture	(1,968)	3,196	(1,810)	3,196
Less: Preferred Distributions	(6,044)	(6,044)	(12,087)	(12,088)
Comprehensive Loss Attributable to Common Shareholders	$(26,425)	$(68,150)	$(17,456)	$(124,690)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at March 31, 2021	—	39,132,307	391	—	14,703,214	147	1,154,579	(12,509)	(530,535)	612,073	5,943,014	49,172	661,245
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Share Based Compensation:
Grants	—	85,168	1	—	—	—	365	—	—	366	19,477	65	431
Amortization	—	—	—	—	—	—	681	—	—	681		1,468	2,149
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	1,485	—	1,485	—	912	2,397
Adjustment to Record Noncontrolling Interest at Redemption Value	1,968	—	—	—	—	—	(1,968)	—	—	(1,968)	—	—	(1,968)
Net Loss	—	—	—	—	—	—	—	—	(20,578)	(20,578)	—	(2,945)	(23,523)
Balance at June 30, 2021	1,968	39,217,475	392	—	14,703,214	147	1,153,657	(11,024)	(557,157)	586,015	5,962,491	48,672	634,687

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at March 31, 2020	3,196	38,673,242	387	—	14,703,214	147	1,145,450	(26,411)	(362,777)	756,796	4,279,946	59,162	815,958
Issuance Costs	—	—	—	—	—	—	(10)	—	—	(10)	—	—	(10)
Share Based Compensation:
Grants	—	116,129	1	—	—	—	—	—	—	1	1,101,924	—	1
Amortization	—	—	—	—	—	—	655	—	—	655	—	3,823	4,478
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(686)	—	(686)	—	(106)	(792)
Adjustment to Record Noncontrolling Interest at Redemption Value	(3,196)	—	—	—	—	—	3,196	—	—	3,196	—	—	3,196
Net Income	—	—	—	—	—	—	—	—	(64,616)	(64,616)		(7,164)	(71,780)
Balance at June 30, 2020	—	38,789,371	388	—	14,703,214	147	1,149,291	(27,097)	(427,393)	695,336	5,381,870	55,715	751,051

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(19,275)	(509,243)	623,003	5,392,808	49,246	672,249
Unit Conversion	—	225,000	2	—	—	—	2,870	—	—	2,872	(225,000)	(2,872)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(36,262)	(36,262)	—	—	(36,262)
Share Based Compensation:
Grants	—	148,993	1	—	—	—	356	—	—	357	794,683	1,683	2,040
Amortization	—	—	—	—	—	—	1,414	—	—	1,414		2,326	3,740
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	8,251	—	8,251	—	912	9,163
Equity Contribution to Consolidated Joint Venture	158	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment to Record Noncontrolling Interest at Redemption Value	1,968	—	—	—	—	—	(1,968)	—	—	(1,968)	—	—	(1,968)
Net Income	(158)	—	—	—	—	—	—	—	(11,652)	(11,652)	—	(2,623)	(14,275)
Balance at June 30, 2021	1,968	39,217,475	392	—	14,703,214	147	1,153,657	(11,024)	(557,157)	586,015	5,962,491	48,672	634,687
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARES]

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2019	3,196	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801
Unit Conversion	—	—	—	—	—	—	(30)	—	—	(30)	—	—	(30)
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	(1,007)
Dividend Reinvestment Plan	—	1,094	—	—	—	—	14	—	—	14	—	—	14
Share Based Compensation:
Grants	—	135,627	1	—	—	—	—	—	—	1	1,101,924	—	1
Amortization	—	—	—	—	—	—	1,303	—	—	1,303	—	4,466	5,769
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(28,107)	—	(28,107)	—	(2,834)	(30,941)
Adjustment to Record Noncontrolling Interest at Redemption Value	(3,196)	—	—	—	—	—	3,196	—	—	3,196	—	—	3,196
Net Loss	—	—	—	—	—	—	—	—	(87,691)	(87,691)		(10,061)	(97,752)
Balance at June 30, 2020	—	38,789,371	388	—	14,703,214	147	1,149,291	(27,097)	(427,393)	695,336	5,381,870	55,715	751,051
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS]

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net Loss	$(14,433)	$(97,752)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties	(48,352)	—
Loss on Impairment of Assets	222	1,069
Insurance recoveries in excess of property loss	(711)	—
Junior Note PIK Interest Added to Principal	2,514	—
Deferred Taxes	(499)	11,390
Depreciation	42,642	48,273
Amortization	2,594	1,116
Loss on Debt Extinguishment	634	—
Equity in Loss of Unconsolidated Joint Ventures	1,247	1,520
Loss Recognized on Change in Fair Value of Derivative Instrument	159	2,205
Share Based Compensation Expense	4,758	4,255
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	151	5,412
Other Assets	(4,055)	4,884
Due from Related Parties	1,089	3,750
Increase (Decrease) in:
Accounts Payable, Accrued Expenses and Other Liabilities	4,933	(2,479)
Net Cash Used in Operating Activities	$(7,107)	$(16,357)

Investing Activities:
Capital Expenditures	(5,374)	(15,612)
Hotel Development Projects	—	21
Proceeds from Disposition of Hotel Properties	163,583	—
Contributions to Unconsolidated Joint Ventures	(550)	(600)
Net Cash Provided by (Used in) Investing Activities	$157,659	$(16,191)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS]

	Six Months Ended June 30,
	2021	2020
Financing Activities:
(Repayments) Borrowings on Line of Credit, Net	$(14,369)	$47,000
Payments on Term Loans	(187,024)	—
Proceeds from Notes Payable	144,750	—
Principal Repayment of Mortgages	(1,353)	(650)
Proceeds of Paycheck Protection Program ("PPP") Loans	—	18,936
Repayment of PPP Loans	—	(18,936)
Deferred Financing Costs	(5,795)	(2,104)
Dividends Paid on Common Shares	—	(10,809)
Dividends Paid on Preferred Shares	(30,218)	(6,044)
Distributions Paid on Common Units and LTIP Units	—	(1,198)
Other Financing Activities	—	(30)
Net Cash (Used in) Provided by Financing Activities	$(94,009)	$26,165

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$56,543	$(6,383)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	23,607	36,985

Cash, Cash Equivalents, and Restricted Cash - End of Period	$80,150	$30,602
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of June 30, 2021, we owned an approximate 86.8% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three and six months ended June 30, 2021 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $48,672 as of June 30, 2021 and $49,246 as of December 31, 2020. As of June 30, 2021, there were 5,962,491 Common Units and LTIP Units outstanding with a fair market value of $64,156, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

We are party to a joint venture that owns the Ritz-Carlton Coconut Grove, FL, in which our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets. The noncontrolling interest in the Ritz Coconut Grove is measured at the greater of historical cost or the put option redemption value. For the three and six months ended June 30, 2021, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $0 and $158, respectively. For the three and six months ended June 30, 2020, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated loss of $0. This is recorded as part of the Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. On June 30, 2021, we reclassified $1,968 from Additional Paid in Capital to Redeemable Noncontrolling Interests - Consolidated Joint Venture to value the noncontrolling interest at the put option redemption value of $1,968.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at June 30, 2021 and December 31, 2020 are summarized as follows:

					Dividend Per Share (1)
	Shares Outstanding				Six Months Ended June 30,
Series	June 30, 2021	December 31, 2020	Aggregate Liquidation Preference	Distribution Rate	2021	2020
Series C	3,000,000	3,000,000	$75,000	6.875%	$2.5782	$—
Series D	7,701,700	7,701,700	$192,500	6.500%	$2.4378	$—
Series E	4,001,514	4,001,514	$100,000	6.500%	$2.4378	$—
Total	14,703,214	14,703,214

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

(1) During the six months ended June 30, 2020, we suspended the payment of our preferred dividends. During the six months ended June 30, 2021, the Company paid cash dividends on the Company's Series C, Series D and Series E cumulative redeemable preferred stock reflecting accrued and unpaid dividends for the dividend periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021. In addition, the Company paid a cash dividend on all Series of cumulative redeemable preferred stock for the first dividend period ending April 15, 2021 and declared a similar cash dividend for the second dividend period ending July 15, 2021, which is payable July 15, 2021 to holders of record as of July 1, 2021.

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

In February of 2021, we entered into an unsecured notes facility that provided net proceeds of $144,750 and access to an incremental $50,000, which can be drawn through September 30, 2021. The initial net proceeds of $144,750 provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our senior secured credit facility and our two secured term loans and allowed us to negotiate amendments to this senior facility. The amendments to the senior secured credit facility and two secured term loans eliminated term loan maturities until August of 2022, waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, enabled the Company to pay down the accrual of the Company's preferred dividends, allow the ongoing preferred dividend accrual to be kept current, and provided additional liquidity to be used at the Company's discretion.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
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

As of June 30, 2021, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its respective carrying value, after recording an impairment charge prior to the disposition of the Duane Street hotel.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Land	$478,413	$488,463
Buildings and Improvements	1,557,840	1,611,144
Furniture, Fixtures and Equipment	271,977	281,440
Construction in Progress	1,489	987
	2,309,719	2,382,034

Less Accumulated Depreciation	(610,489)	(597,196)

Total Investment in Hotel Properties *	$1,699,230	$1,784,838
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $40,937 and $42,487 at June 30, 2021 and December 31, 2020, respectively.

Acquisitions
For the six months ended June 30, 2021 and 2020, we acquired no hotel properties.

Hotel Dispositions
For the six months ended June 30, 2020, we had no hotel dispositions. During the six months ended June 30, 2021, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Courtyard San Diego, CA	05/30/2013	02/19/2021	$64,500	$5,037
The Capitol Hill Hotel Washington, DC	04/15/2011	03/09/2021	51,000	12,990
Holiday Inn Express Cambridge, MA	05/03/2006	03/09/2021	32,000	20,281
Residence Inn Miami Coconut Grove, FL	06/12/2013	03/10/2021	31,000	10,005
Duane Street Hotel (1)	01/04/2008	05/13/2021	18,000	—
2021 Total				$48,313

(1)During the second quarter of 2020, the Company determined that the carrying value of the Duane Street hotel exceeded the anticipated net proceeds from sale, resulting in a $1,069 impairment charge recorded during the second quarter of 2020. We recorded an additional impairment charge of $147 prior to the disposition of the hotel property during the six months ended June 30, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Assets Held For Sale
We classified the assets of the Duane Street Hotel, the Residence Inn Coconut Grove and the Courtyard San Diego as held for sale as of December 31, 2020, all of which closed during the six months ended June 30, 2021.
The table below shows the balances for the properties that were classified as assets held for sale as of December 31, 2020:

December 31, 2020
Land	$28,015
Buildings and Improvements	93,314
Furniture, Fixtures and Equipment	15,469
136,798
Less Accumulated Depreciation	(40,578)
Assets Held for Sale	$96,220

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2021 and December 31, 2020, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned		June 30, 2021	December 31, 2020
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	*	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%		29	219
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%		—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%		5,907	6,414
				$5,936	$6,633

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Loss recognized during the three and six months ended June 30, 2021 and 2020, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Hiren Boston, LLC	$(354)	$(477)	$(689)	$(880)
SB Partners, LLC	(50)	—	(50)	(600)
SB Partners Three, LLC	(185)	(25)	(508)	(40)
Loss from Unconsolidated Joint Venture Investments	$(589)	$(502)	$(1,247)	$(1,520)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020.

Balance Sheets

	June 30, 2021	December 31, 2020
Assets
Investment in Hotel Properties, Net	$65,956	$581,452
Other Assets	14,126	32,048
Total Assets	$80,082	$613,500

Liabilities and Equity
Mortgages and Notes Payable	$65,457	$452,284
Other Liabilities	14,939	42,197
Equity:
Hersha Hospitality Trust	4,099	5,699
Joint Venture Partner(s)	(4,413)	113,452
Accumulated Other Comprehensive Loss	—	(132)
Total Equity	(314)	119,019

Total Liabilities and Equity	$80,082	$613,500

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Room Revenue	$1,888	$5,588	$4,143	$16,932
Other Revenue	125	—	242	787
Operating Expenses	(1,205)	(3,265)	(3,015)	(11,613)
Lease Expense	(245)	(170)	(516)	(354)
Property Taxes and Insurance	(382)	(3,154)	(1,948)	(6,438)
General and Administrative	(26)	(553)	(247)	(1,516)
Depreciation and Amortization	(1,300)	(3,925)	(3,612)	(7,840)
Interest Expense	(642)	(5,582)	(3,334)	(11,869)
Loss on Dissolution of Joint Venture	—	—	(112,429)	—
Net Loss	$(1,787)	$(11,061)	$(120,716)	$(21,911)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Our share of equity recorded on the joint ventures' financial statements	$4,099	$5,699
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	1,837	934
Investment in Unconsolidated Joint Ventures	$5,936	$6,633
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Deferred Financing Costs	$1,783	$2,395
Prepaid Expenses	9,540	5,692
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,318	2,443
Deposits with Unaffiliated Third Parties	2,456	2,561
Deferred Tax Asset, Net of Valuation Allowance of $23,438 and $23,591, respectively	499	—
Other	2,251	855
	$20,395	$15,494
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

Deferred Tax Asset – We have recorded a valuation allowance resulting in net deferred tax assets of $499 as of June 30, 2021. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded, with the exception of a city net operating loss that we believe that we will be able to realize.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT
Mortgages
Mortgages payable at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Mortgage Indebtedness	$305,911	$332,264
Net Unamortized Premium	127	354
Net Unamortized Deferred Financing Costs	(1,612)	(1,770)
Mortgages Payable	$304,426	$330,848

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.75% to 6.30% as of June 30, 2021.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties with the exception of two mortgages were met as of June 30, 2021.

During the six months ended June 30, 2021, we refinanced the outstanding mortgages secured by the Hilton Garden Inn 52nd Street, the Courtyard Los Angeles Westside, the Hilton Garden Inn Tribeca, and the Hyatt Union Square, which resulted in $90 of debt modification expense.

As of June 30, 2021, the maturity dates for the outstanding mortgage loans ranged from September 2021 to September 2025. One mortgage with a total principal balance of $21,663 will mature within the next twelve months. We are in active discussions with lenders to refinance this mortgage with property level debt prior to its maturity.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
Credit Facilities

We maintain three secured credit arrangements which aggregate to $747,481 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. Our credit agreement (the "Credit Agreement") provides for a $442,404 senior secured credit facility (“Credit Facility”). The Credit Facility consists of a $250,000 senior secured revolving line of credit (“Line of Credit”) and a $192,404 senior secured term loan ("First Term Loan"), and expires on August 10, 2022.

We maintain another credit agreement which provides for a $278,846 senior secured term loan agreement (“Second Term Loan”) and expires on September 10, 2024.

A separate credit agreement provides for a $26,231 senior secured term loan agreement (“Third Term Loan” and collectively with the Credit Agreement and the Second Term Loan, the "Credit Agreements") and expires on August 10, 2022. Management intends to explore options including, but not limited to, additional asset sales, the refinancing of debt and the offering of equity or equity-linked securities prior to the maturity of the First Term Loan and the Third Term Loan on August 10, 2022.

On February 17, 2021, the Company signed amendments to the Credit Agreements which resulted in debt extinguishment expense $2,977. Debt extinguishment expense consists of $635 of debt extinguishment losses and $2,342 of debt modification losses. The signed amendments to the Credit Agreements, among other things, provide for:

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

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of June 30, 2021, the following hotel properties secured the amended facilities under the Credit Agreements:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

- Courtyard by Marriott Brookline, Brookline, MA	- Hampton Inn, Washington, DC
- The Envoy Boston Seaport, Boston, MA	- Ritz-Carlton Georgetown, Washington, DC
- The Boxer, Boston, MA	- Hilton Garden Inn, M Street, Washington, DC
- Hampton Inn Seaport, Seaport, New York, NY	- The Winter Haven Hotel Miami Beach, Miami, FL
- Holiday Inn Express Chelsea, 29th Street, New York, NY	- The Blue Moon Hotel Miami Beach, Miami, FL
- Gate Hotel JFK Airport, New York, NY	- Cadillac Hotel & Beach Club, Miami, FL
- Hilton Garden Inn JFK Airport, New York, NY	- The Parrot Key Hotel & Villas, Key West, FL
- NU Hotel, Brooklyn, New York, NY	- TownePlace Suites, Sunnyvale, CA
- Hyatt House White Plains, White Plains, NY	- The Ambrose Hotel, Santa Monica, CA
- Hampton Inn Center City/ Convention Center, Philadelphia, PA	- The Pan Pacific Hotel Seattle, Seattle, WA
- The Rittenhouse, Philadelphia, PA	- Mystic Marriott Hotel & Spa, Groton, CT
- Philadelphia Westin, Philadelphia, PA

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	June 30, 2021	December 31, 2020
Line of Credit	1.50% to 2.25%	$118,684	$133,053
Term Loans:
First Term Loan	1.45% to 2.20%	$192,404	$202,158
Second Term Loan	1.35% to 2.00%	278,846	292,983
Third Term Loan	1.45% to 2.20%	26,231	189,365
Deferred Loan Costs		(1,824)	(2,762)
Total Term Loans		$495,657	$681,744

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

The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Agreements was 3.92% and 4.23%, and 3.73% and 4.21%, for the three and six months ended June 30, 2021 and 2020, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)
Notes Payable

Notes payable at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Notes Payable	$204,062	$51,548
Net Unamortized Discount	(4,899)	—
Net Unamortized Deferred Financing Costs	(5,438)	(759)
Notes Payable	$193,725	$50,789

Statutory Trust I and Statutory Trust II Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The related deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 3.19% and 4.08% for the three months ended June 30, 2021 and 2020, respectively, and 3.20% and 4.45% for the six months ended June 30, 2021 and 2020, respectively.

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

The Initial Notes were issued on February 23, 2021. The Notes will mature on February 23, 2026. The Notes bear interest at a rate of 9.50% per year, payable in arrears on June 30, September 30, December 31 and March 31 of each year, beginning on June 30, 2021. For any interest period ending on or prior to March 31, 2022, the Issuer, in its sole discretion may elect to pay interest (a) in cash at a rate per annum equal to 4.75% per annum, and (b) in kind at a rate per annum equal to 4.75% per annum (“PIK Interest”). Any PIK Interest will be paid by increasing the principal amount of the Notes at the end of the applicable interest period by the amount of such PIK Interest. We elected the PIK Interest option for the interest period ended June 30, 2021, increasing the principal balance $2,514 to $152,514 as of June 30, 2021.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (CONTINUED)

Interest Expense

The table below shows the interest expense incurred by the Company during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Mortgage Loans Payable	$2,680	$3,031	$5,415	$6,516
Interest Rate Swap Contracts on Mortgages	627	552	1,230	585
Unsecured Notes Payable	4,311	532	6,248	1,160
Credit Facility and Term Loans	3,754	5,370	8,122	12,404
Interest Rate Swap Contracts on Credit Agreements	2,417	3,133	4,841	4,219
Deferred Financing Costs Amortization	1,088	702	2,380	1,267
Other	105	161	175	337
Total Interest Expense	$14,982	$13,481	$28,411	$26,488

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – LEASES
We own five hotels within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms with extension options that range from May 2062 to October 2103. We also have two additional office space leases with terms ranging from March 2023 to December 2027.

The components of lease costs for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$1,050	$121	$1,171	$1,050	$121	$1,171
Variable lease costs	14	83	97	8	87	95
Total lease costs	$1,064	$204	$1,268	$1,058	$208	$1,266

The components of lease costs for the six months ended June 30, 2021 and 2020 were as follows:

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$2,126	$242	$2,368	$2,100	$242	$2,342
Variable lease costs	38	167	205	21	154	175
Total lease costs	$2,164	$409	$2,573	$2,121	$396	$2,517

Other information related to leases as of and for the six months ended June 30, 2021 and 2020 is as follows:

	June 30, 2021	June 30, 2020
Cash paid from operating cash flow for operating leases	$2,246	$1,951
Weighted average remaining lease term	64.2	64.2
Weighted average discount rate	7.87%	7.86%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and six months ended June 30, 2021 and 2020, base management fees incurred to HHMLP totaled $1,745 and $564, and $2,925 and $2,933, respectively, and are recorded as Hotel Operating Expenses. For the three and six months ended June 30, 2021 and 2020, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and six months ended June 30, 2021 and 2020 were $2,465 and $775, and $4,287 and $4,603, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and six months ended June 30, 2021 and 2020, the Company incurred accounting fees of $277 and $319, and $590 and $644, respectively. For the three and six months ended June 30, 2021 and 2020, the Company incurred information technology fees of $90 and $103, and $191 and $208, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2021 and 2020, we incurred fees of $78 and $56, and $197 and $956, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
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

Hotel Supplies

For the three and six months ended June 30, 2021 and 2020, we incurred charges for hotel supplies of $0 and $11, and $1 and $63, respectively. For the three and six months ended June 30, 2021 and 2020, we incurred charges for capital expenditure purchases of $86 and $176, and $220 and $1,056, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.

Insurance Services

Prior to January 1, 2021, the Company utilized the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provided consulting and procurement services to the Company related to the placement of property and casualty insurance, placement of general liability insurance, and for claims handling for our hotel properties. Beginning January 1, 2021, these services were provided by a third-party service provider. For the three and six months ended June 30, 2020, the total cost of property insurance that we paid through the Hersha Group were $1,388 and $2,984, respectively. This amount paid to the Hersha Group included insurance premiums and brokerage fees as compensation for brokerage services.

Restaurant Lease Agreements with Independent Restaurant Group

The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  The Company previously entered into lease agreements with Independent Restaurant Group ("IRG") for restaurants at three of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provided for a term of five years and the payment of base rents and percentage rents, which were based on IRG’s revenue in excess of defined thresholds. Effective April 1, 2020, each of these lease agreements became a management agreement between the Company and IRG, subject to the supervision of HHMLP, as property manager. At the time of the conversion of the lease agreements to management agreements there was rent due of $103, which was forgiven due to the impact of the COVID-19 pandemic on the operations of our hotels and IRG's restaurants. For the six months ended June 30, 2021 and 2020, we did not recognize any revenue from IRG.

Due From Related Parties

The due from related parties balance as of June 30, 2021 and December 31, 2020 was approximately $1,552 and $2,641, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of June 30, 2021 and December 31, 2020 was $0.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
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

As of June 30, 2021, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of June 30, 2021 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of June 30, 2021 and December 31, 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							(Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	June 30, 2021	December 31, 2020
Term Loan Instruments:
Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	October 3, 2019	August 2, 2021	150,000	$(165)	$(1,070)
Credit Facility (1)	Swap	1.316%	1-Month LIBOR + 2.20%	September 3, 2019	August 2, 2021	43,900	(47)	(307)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(1,944)	(2,793)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(1,944)	(2,793)
Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	(8,790)	(13,286)

Mortgages:
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR +2.65%	May 1, 2018	May 1, 2021	28,000	—	—
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(1,743)	(2,305)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(869)	(1,222)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(869)	(1,222)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	(869)	(1,186)
Courtyard, LA Westside, Culver City, CA (2)	Swap	0.495%	1-Month LIBOR + 3.75%	June 1, 2020	August 1, 2021	35,000	(12)	(75)
							$(17,252)	$(26,259)

(1) During the six months ended June 30, 2021, we dedesignated this swap as a cash flow hedge and recorded expense of $330 accordingly.
(2) Subsequent to June 30, 2021, we entered into an interest rate cap for this debt, which is effective on August 1, 2021.

The fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at June 30, 2021 and December 31, 2020.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain of $2,398 and a loss of $792 for the three months ended June 30, 2021 and 2020, respectively, and a gain of $9,163 and a loss of $30,941 for the six months ended June 30, 2021 and 2020, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $(141) and $1,228 and $159 and $2,205 of net unrealized gains from accumulated other comprehensive income as an increase/decrease to interest expense for the three and six months ended June 30, 2021 and 2020, respectively. For the next twelve months ending June 30, 2022, we estimate that an additional $10,059 will be reclassified as an increase to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2021, the carrying value and estimated fair value of our debt was $1,112,492 and $1,141,023 respectively. As of December 31, 2020, the carrying value and estimated fair value of our debt was $1,196,434 and $1,176,625, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
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

On March 3, 2021, the Compensation Committee approved the 2021 LTIP in which 50% of the awards provide for time based vesting and the remaining 50% are issuable based on the Company's achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room ("RevPar") compared to the Company’s peer group (25.0% of the award). On March 17, 2021, the Compensation Committee awarded 247,689 LTIP Units related to the time based portion of the plan. These Units will vest over a three year period from January 1, 2021 to December 31, 2023. The 50% market-based portion of the 2021 LTIP has a three-year performance period which commenced on January 1, 2021 and ends December 31, 2023. As of June 30, 2021, no shares or LTIP Units have been issued to the executive officers in settlement of 2021 LTIP market-based awards.

The LTIP Units awarded under both the 2020 STIP and the 2021 LTIP were determined by dividing the dollar amount of award earned by $8.43, the per share volume weighted average trading price of the Company’s common shares on the NYSE for the 20 trading days prior to December 31, 2020.

A summary of our share based compensation activity from January 1, 2021 to June 30, 2021 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of December 31, 2020	898,126	$6.15	202,878	$7.87	—
Granted	794,683	12.86	116,743	10.18	32,460	11.31
Vested	(13,512)	12.23	(239,736)	7.73	(32,460)	11.31
Forfeited	—	N/A	(150)	11.31	—	N/A
Unvested Balance as of June 30, 2021	1,679,297	$9.28	79,735	$11.68	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense for the three and six months ended June 30, 2021 and 2020 and unearned compensation as of June 30, 2021 and December 31, 2020:

	Share Based Compensation Expense				Unearned Compensation
	For the Three Months Ended		For the Six Months Ended		As of
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	December 31, 2020
Issued Awards
LTIP Unit Awards	$1,534	$1,142	$3,258	$2,951	$8,049	$1,842
Restricted Share Awards	254	342	422	674	762	276
Share Awards	367	—	367	—	—	—
Unissued Awards
Market Based	434	315	711	630	3,019	1,933
Performance Based	—	—	—	—	—	—
Total	$2,589	$1,799	$4,758	$4,255	$11,830	$4,051

The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 2.0 years for LTIP Unit Awards and 1.1 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2021	2022	2023	2024
LTIP Unit Awards	960,046	595,406	61,921	61,924
Restricted Share Awards	—	66,202	10,533	3,000
	960,046	661,608	72,454	64,924

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NUMERATOR:
Basic and Diluted*
Net Loss	$(23,523)	$(71,780)	$(14,433)	$(97,752)
Loss allocated to Noncontrolling Interests	977	10,360	813	13,257
Distributions to Preferred Shareholders	(6,044)	(6,044)	(12,087)	(12,088)
Net loss applicable to Common Shareholders	$(28,590)	$(67,464)	$(25,707)	$(96,583)

DENOMINATOR:
Weighted average number of common shares - basic	39,097,820	38,609,922	39,034,707	38,587,011
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—	—	—
Contingently Issued Shares and Units	—	—	—	—
Weighted average number of common shares - diluted	39,097,820	38,609,922	39,034,707	38,587,011
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the six months ended June 30, 2021 and 2020 totaled $20,052 and $21,488, respectively. Net Cash paid on Interest Rate Derivative contracts during the six months ended June 30, 2021 and 2020 totaled $6,259 and $1,505, respectively. Cash paid for income taxes during the six months ended June 30, 2021 and 2020 totaled $60 and $233, respectively. The following non-cash investing and financing activities occurred during the six months ended June 30, 2021 and 2020:

	2021	2020
Common Shares issued as part of the Dividend Reinvestment Plan	$—	$14
Issuance of share based payments	13,103	6,404
Accrued payables for capital expenditures placed into service	230	1,398
Adjustment to Record Noncontrolling Interest at Redemption Value	1,968	(3,196)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020:

	2021	2020
Cash and cash equivalents	$69,083	$23,228
Escrowed cash	11,067	7,374
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$80,150	$30,602

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
● permanent structural changes in demand for conference centers by business and leisure clientele; and
● our ability to dispose of selected hotel properties on the terms and timing we expect, if at all.

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

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, and the possibility of additional subsequent widespread outbreaks and variant strains and the impacts of actions taken in response, and the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.

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

BACKGROUND

As of June 30, 2021, we owned interests in 36 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 32 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 3 hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2021, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We started to realize the effects from the global economic slowdown caused by the COVID-19 pandemic in March of 2020. As a result of the COVID-19 pandemic and subsequent government mandates and health official recommendations, hotel demand has been substantially reduced across the United States.

Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we originally closed 21 hotel properties and dramatically reduced staffing at the hotels that remained open and at the corporate level; however, we have subsequently reopened all of our consolidated hotels. The reopening of our consolidated hotels provided us the opportunity to capture incremental demand through the end of 2020 and we believe we are prepared to capture market share during the early stages of an economic recovery in 2021.

In addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. We suspended our common and preferred dividends in 2020 and during the six months ended June 30, 2021, we paid approximately $24.2 million in preferred dividend arrearage that was not paid in 2020. We also deferred certain planned capital expenditures for 2020 and we will continue to reduce capital expenditures in 2021 with planned allocations estimated between $15.0 and $18.0 million. In February 2021, the Company entered into an unsecured notes facility that provided net proceeds of $144.75 million at closing. An incremental $50 million may be drawn, at the Company’s discretion, in minimum installments of $25.0 million, at any point on or prior to September 30, 2021. The initial net proceeds of $144.75 million provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our Credit Facility, allowing us to amend our Credit Facility on February 17, 2021, eliminating maturities under the Credit Facility until August of 2022. The Credit Facility amendment also waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, and provided additional liquidity at the Company’s discretion.

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

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended June 30, 2021 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended June 30, 2021 and 2020. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $52,671, or 302.5%, to $70,083 for the three months ended June 30, 2021 compared to $17,412 for the same period in 2020.  This increase is primarily attributable to an increase in demand across our portfolio in 2021 as the comparable period in 2020 was at the nadir of the reduction in operations across our portfolio due to the decrease in demand caused by the COVID-19 pandemic. The increase in demand is partially offset by the sale of five hotels during the six months ended June 30, 2021 and the sale of one hotel in December of 2020. Total revenues for the three months ended June 30, 2020 includes hotel operating revenue for these six hotels for the entire period.

Expenses

Total hotel operating expenses increased 124.8% to approximately $41,310 for the three months ended June 30, 2021 from $18,378 for the three months ended June 30, 2020. The increase in hotel operating expenses is due to increased operations at our hotels for the three months ended June 30, 2021 as we had temporary closed certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic during the comparable period in 2020. This increase in hotel operating expense is partially offset by the sale of hotels noted above.

Depreciation and amortization decreased by 13.6%, or $3,308, to $21,014 for the three months ended June 30, 2021 from $24,322 for the three months ended June 30, 2020. The decrease is primarily attributable to the disposition of the Sheraton Wilmington in December 2020, and the Courtyard San Diego, the Residence Inn Coconut Grove, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, and the Duane Street Hotel in the first half of 2021.

Real estate and personal property tax and property insurance decreased $503, or 5.0%, for the three months ended June 30, 2021 when compared to the same period in 2020. This decrease is primarily driven by reductions in real estate tax expense due to the sale of hotels noted above. The decrease is partially offset by increased real estate tax that had been re-assessed by the applicable taxing authority, resulting in increases in real estate tax expense for the quarter as we cumulatively catch up, in certain instances, our estimated tax accruals at the time the new assessment is received. We typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals. The Company regularly appeals property taxes but cannot predict property tax reductions from real estate tax appeals.

General and administrative expense increased by 26.3%, or approximately $1,100, from $4,187 for the three months ended June 30, 2020 to $5,287 for the same period in 2021. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $790 when comparing the three months ended June 30, 2021 to the same period in 2020. This increase resulted primarily from an increase in the valuation of certain market based award programs and a difference in the timing of share based compensation recognition. In addition, during the three months ended June 30, 2020, we executed cost containment strategies in our payroll and other administrative costs. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating loss for the three months ended June 30, 2021 was $7,592 compared to operating loss of $41,542 during the same period in 2020. The decrease in our operating loss of $33,950 is primarily due to an increase in demand during the three months ended June 30, 2021 as compared to the same period in 2020 when we had temporary closed certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic.

Interest Expense

Interest expense increased $1,501 from $13,481 for the three months ended June 30, 2020 to $14,982 for the three months ended June 30, 2021. The primary driver of the increased interest expense is due to the issuance of the Junior Notes, which is partially offset by a decrease in interest expense on our term loans and decreases in the amortization of our interest rate hedges. Resulting primarily from the proceeds of the sales of assets, the balance of our borrowings, excluding discounts and deferred costs, have decreased by $57,256 in total between June 30, 2020 and June 30, 2021.

Income Tax Benefit

During the three months ended June 30, 2021, the Company recorded an income tax expense of $151 compared to an income tax expense of $15,872 for the three months ended June 30, 2020. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of June 30, 2021, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020, with the exception of a city net operating loss that we believe that we will be able to realize. As a result, the balance of our net deferred tax asset at June 30, 2021 is $499. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended June 30, 2021 was $28,590 compared to net loss of $67,464 during the same period in 2020. This decrease is primarily due to an increase in demand during the three months ended June 30, 2021 as compared to the same period in 2020, as discussed above, partially offset by increased interest expense during the three months ended June 30, 2021, as discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the six months ended June 30, 2021 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the six months ended June 30, 2021 and 2020. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $9,886, or 9.2%, to $117,236 for the six months ended June 30, 2021 compared to $107,350 for the same period in 2020.  This increase is attributable to an increase in RevPAR across our portfolio during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, when beginning in March 2020, we experienced a significant decrease in demand caused by the COVID-19 pandemic. The increase in demand is partially offset by the sale of five hotels during the six months ended June 30, 2021 and the sale of one hotel in December of 2020. Total revenues for the six months ended June 30, 2020 includes hotel operating revenue for these six hotels for the entire period.

Expenses

Total hotel operating expenses decreased 12.4% to approximately $73,490 for the six months ended June 30, 2021 from $83,897 for the six months ended June 30, 2020. The decrease in hotel operating expenses is attributable to the cost saving measures implemented to mitigate the impact of the decrease in demand in 2020, as well the sale of hotels noted above.

Depreciation and amortization decreased by 11.7%, or $5,694, to $42,816 for the six months ended June 30, 2021 from $48,510 for the six months ended June 30, 2020 due to the dispositions noted above.

Real estate and personal property tax and property insurance decreased $374, or 1.9%, for the six months ended June 30, 2021 when compared to the same period in 2020, which is primarily due to the sale of hotels noted above. This decrease is partially offset by an increase in real estate taxes at our remaining hotels as a result of properties that had been re-assessed by the applicable taxing authority, resulting in increases in real estate tax expense. We typically experience increases in tax assessments and tax rates as the economy improves which could be offset by reductions resulting from successful real estate tax appeals. In general, our property insurance costs continue to rise annually.

General and administrative expense increased by 2.1%, or $210 from $10,021 for the six months ended June 30, 2020 to $10,231 for the same period in 2021. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $503 when comparing the six months ended June 30, 2021 to 2020, which was partially offset by the execution of our cost containment strategies in other administrative costs. The increase in shared based compensation resulted primarily from an increase in the valuation of certain market based award programs and a difference in the timing of shared based compensation recognition. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating loss for the six months ended June 30, 2021 was $30,878 compared to operating loss of $57,951 during the same period in 2020. Our decrease in operating loss was largely the result of a decrease in hotel operating expenses for the six months ended June 30, 2021 and an increase in hotel operating revenues, which is the result of an increase in demand across our portfolio, while maintaining certain cost containment strategies in place due to the COVID-19 pandemic. Additionally, we had a decrease in depreciation and amortization expense during the first half of 2021 compared to 2020 as a result of the disposals noted above.

Interest Expense

Interest expense increased $1,923 from $26,488 for the six months ended June 30, 2020 to $28,411 for the six months ended June 30, 2021. The balance of our borrowings, excluding discounts and deferred costs, has decreased by $57,256 in total between June 30, 2020 and June 30, 2021. However, we experienced an increase in our weighted average interest rate, driven by the unsecured junior notes payable facility we entered into in February 2021, and increased interest expense related to the amortization of additional deferred costs incurred during the six months ended June 30, 2021. Proceeds from the junior notes payable were used to reduce borrowings under our secured credit facility and term loans.

Income Tax Expense

During the six months ended June 30, 2021, the Company recorded an income tax benefit of $438 compared to an income tax expense of $11,374 for the six months ended June 30, 2020. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of June 30, 2021, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020, with the exception of a city net operating loss that we believe that we will be able to realize. As a result, the balance of our net deferred tax asset at June 30, 2021 is $499. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the six months ended June 30, 2021 was $25,707 compared to net loss of $96,583 during the same period in 2020, resulting in a decreased loss of $70,876. This decrease in loss is primarily related to gain on hotel dispositions of $48,352, as well as a decrease in operating loss.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. At June 30, 2021, we failed our debt service coverage ratio ("DSCR") requirement related to two of our mortgage borrowings. After considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

In February 2021, the Company entered into a junior unsecured notes facility (“Junior Notes”) that provided net proceeds of $144,750 at closing. An incremental $50,000 may be drawn, at the Company’s discretion, in minimum installments of $25,000 at any point on or prior to September 30, 2021. The Junior Notes bear interest at a rate of 9.50%, of which half, or 4.75%, will be paid in cash with the remaining half added to the principal of the note through March 31, 2022 at our discretion. The Junior Notes mature in February of 2026 and are non-callable through February 2022. The Junior Notes are callable at 104% beginning February of 2022, 102% beginning in February 2023, and at par any time beginning in February 2024.

The net proceeds of $144,750 provided by the Junior Notes, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under the Credit Facility, the Second Term Loan, and the Third Term Loan. The Junior Notes and asset sales that closed in the first quarter of 2021 allowed the Company to execute amendments to Credit Agreements governing the Credit Facility, the Second Term Loan, and the Third Term Loan. These amendments eliminated term loan maturities until August of 2022, waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, enabled the Company to pay down the accrual of the Company’s preferred dividends and allow the ongoing preferred dividend accrual to be kept current, and provided additional liquidity at the Company’s discretion.

Our secured debt facilities aggregate to $747,481 which is comprised of a $442,404 senior credit facility and two term loans totaling $305,077. The credit facility (“Credit Facility”) contains a $192,404 term loan (“First Term Loan”) and a $250,000 revolving line of credit (“Line of Credit”), and expires on August 10, 2022. As of June 30, 2021, we had $118,684 outstanding under the Line of Credit. Our two additional term loans are $278,846 (“Second Term Loan”) and $26,231 (“Third Term Loan”), which mature on September 10, 2024 and August 10, 2022, respectively.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2021, we have $23,431 of indebtedness due on or before June 30, 2022. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit or Junior Notes and the issuance of our securities.

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

Acquisitions

During the six months ended June 30, 2021, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of capital are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Dispositions

During the six months ended June 30, 2021, we disposed of five hotel properties for an aggregate sales price of $196,500 resulting in a gain on disposition of $48,313. The net proceeds were used to repay existing debt.
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

Spending on capital improvements during the six months ended June 30, 2021 decreased when compared to spending on capital improvements during the six months ended June 30, 2020. During the six months ended June 30, 2021, we spent $5,374 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $15,612 during the same period in 2020. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2021 and 2020

Net cash used in operating activities decreased $9,250 from $16,357 for the six months ended June 30, 2020 to $7,107 for the comparable period in 2021. The increase in cash flow is primarily attributable to an increase in hotel property cash flow as a result of an increase in demand since the onset of the COVID-19 pandemic.

Net cash provided by investing activities for the six months ended June 30, 2021 was $157,659 compared to net cash used in investing activities of $16,191 for the six months ended June 30, 2020. The following items are the major contributing factors for the change in investing cash flows:

•Proceeds of $163,583 received related to the disposition of the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, the Residence Inn Coconut Grove, and the Duane Street Hotel during the six months ended June 30, 2021.
•An increase in comparative cash flows of $10,217 related to a decrease in spending on capital expenditures and hotel development projects for the six months ended June 30, 2021 compared to 2020.
•An increase in comparative cash flows of $50 related to contributions of $600 to unconsolidated joint ventures for the six months ended June 30, 2020 compared to contributions of $550 for the six months ended June 30, 2021.

Net cash used in financing activities for the six months ended June 30, 2021 was $94,009 compared to net cash provided by financing activities for the six months ended June 30, 2020 of $26,165. The following items are the major contributing factors for the change in financing cash flows:

•The primary use of cash was the payment of $187,024 of outstanding borrowings under the Term Loan agreements. We received proceeds of $144,750 from the issuance of the Junior Notes, a portion of which, in addition to the proceeds received from the hotel dispositions noted above, were used to pay down the Term Loans.
•An increase in mortgage payments of $703 for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
•Payment of $5,795 of deferred financing costs for the six months ended June 30, 2021 which primarily relate to the Junior Notes issuance noted above, as compared to the payment of $2,104 during the six months ended June 30, 2020.
•A decrease in comparative cash flows as we drew $47,000 on our Line of Credit during the six months ended June 30, 2020 when compared to $14,369 in net repayments during the same period in 2021.
•An increase in cash payments of $12,167 related to dividends paid. During the six months ended June 30, 2021, our executed amendments to the Credit Agreements allowed for the payment of the total arrearage of unpaid cash dividends due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares of approximately $24,174, which was paid on March 26, 2021, as well as dividends of $6,044 on these preferred shares in April 2021. During the six months ended June 30, 2020 we paid dividends of $6,044 on these preferred shares and $12,007 on our Common Shares, Common Units and LTIP Units.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss applicable to common shareholders	$(28,590)	$(67,464)	$(25,707)	$(96,583)
Loss allocated to noncontrolling interest	(977)	(10,360)	(813)	(13,257)
Loss from unconsolidated joint ventures	589	502	1,247	1,520
Gain on disposition of hotel properties	—	—	(48,352)	—
Loss from impairment of depreciable assets	222	1,069	222	1,069
Depreciation and amortization	21,014	24,322	42,816	48,510
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	(7,742)	(51,931)	(30,587)	(58,741)

Loss from unconsolidated joint ventures	(589)	(502)	(1,247)	(1,520)
Unrecognized pro rata interest in loss (1)	(318)	(511)	(814)	(361)
Depreciation and amortization of difference between purchase price and historical cost (2)	21	21	42	42
Interest in depreciation and amortization of unconsolidated joint ventures (3)	652	393	1,282	796
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	(234)	(599)	(737)	(1,043)

Funds from Operations applicable to common shareholders and Partnership Units	$(7,976)	$(52,530)	$(31,324)	$(59,784)

Weighted Average Common Shares and Common Units
Basic	39,097,820	38,609,922	39,034,707	38,587,011
Diluted	44,724,968	43,286,310	44,525,168	43,426,465
(1) For U.S. GAAP reporting purposes, our interest in the joint venture's loss is not recognized since our U.S. GAAP basis in the joint venture has been reduced to $0. Our interest in FFO from the joint venture equals our percentage ownership in the venture's FFO, including loss we have not recognized for U.S. GAAP reporting.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2021, we are exposed to interest rate risk with respect to variable rate borrowings under our Line of Credit, certain variable rate mortgages, and notes payable. As of June 30, 2021, we had total variable rate debt outstanding of $233,077 with a weighted average interest rate of 2.94%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2021 would be an increase or decrease in our interest expense for the three and six months ended June 30, 2021 of $577 and $1,198, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of June 30, 2021, we have ten interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Courtyard, LA Westside, Culver City, CA; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2021, approximately 79.3% of our outstanding consolidated long-term indebtedness was subject to fixed rates or effectively capped, while 20.7% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR.

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

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2021 to be approximately $1,114,810 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2021 to be approximately $1,168,182.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2021, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Fixed Rate Debt	$23,431	$346,889	$381,977	$140,764	$893,061
Weighted Average Interest Rate	4.84%	5.27%	8.94%	9.50%	7.14%

Floating Rate Debt	$298	$1,240	$61,306	$51,548	$114,392
Weighted Average Interest Rate	3.29%	3.30%	3.10%	3.10%	3.20%
	$23,729	$348,129	$443,283	$192,312	$1,007,453

Line of Credit	$—	$118,684	$—	$—	$118,684
Weighted Average Interest Rate	—	2.50%	—	—	2.50%
	$23,729	$466,813	$443,283	$192,312	$1,126,137

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2021.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HERSHA HOSPITALITY TRUST

July 28, 2021	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)