Form 10-Q
period 2021-09-30
HERSHA HOSPITALITY TRUST
filed 2021-10-27
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 27, 2021, the number of Class A common shares of beneficial interest outstanding was 39,319,230 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	September 30, 2021	December 31, 2020
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,681,563	$1,784,838
Investment in Unconsolidated Joint Ventures	6,114	6,633
Cash and Cash Equivalents	71,244	16,637
Escrow Deposits	12,497	6,970
Hotel Accounts Receivable	6,846	5,690
Due from Related Parties	2,604	2,641
Intangible Assets, Net of Accumulated Amortization of $6,892 and $6,840	1,400	1,739
Right of Use Assets	43,776	44,126
Other Assets	22,642	15,494
Hotel Assets Held for Sale	—	96,220
Total Assets	$1,848,686	$1,980,988

Liabilities and Equity:
Line of Credit	$118,684	$133,053
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	495,871	681,744
Unsecured Notes Payable, Net of Unamortized Discount and Unamortized Deferred Financing Costs (Note 5)	196,093	50,789
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	305,044	330,848
Lease Liabilities	53,895	53,852
Accounts Payable, Accrued Expenses and Other Liabilities	52,880	58,453
Dividends and Distributions Payable	6,044	—
Due to Related Parties	834	—
Total Liabilities	$1,229,345	$1,308,739

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$1,968	$—

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at September 30, 2021 and December 31, 2020, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at September 30, 2021 and December 31, 2020; 39,319,230 and 38,843,482 Shares Issued and Outstanding at September 30, 2021 and December 31, 2020, respectively	393	389
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2021 and December 31, 2020	—	—
Accumulated Other Comprehensive Loss	(8,853)	(19,275)
Additional Paid-in Capital	1,154,550	1,150,985
Distributions in Excess of Net Income	(576,956)	(509,243)
Total Shareholders' Equity	569,281	623,003

Noncontrolling Interests (Note 1)	48,092	49,246

Total Equity	617,373	672,249

Total Liabilities and Equity	$1,848,686	$1,980,988
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Hotel Operating Revenues:
Room	$68,302	$27,546	$164,191	$113,768
Food & Beverage	9,616	2,441	19,920	12,652
Other Operating Revenues	7,289	3,734	18,332	14,651
Other Revenues	44	25	69	253
Total Revenues	85,251	33,746	202,512	141,324
Operating Expenses:
Hotel Operating Expenses:
Room	14,706	7,436	36,254	30,150
Food & Beverage	7,123	2,344	15,405	13,686
Other Operating Expenses	28,160	17,965	71,820	67,806
Insurance recoveries in excess of property loss	—	—	(711)	—
Hotel Ground Rent	1,129	1,062	3,293	3,183
Real Estate and Personal Property Taxes and Property Insurance	8,963	10,597	28,500	30,508
General and Administrative (including Share Based Payments of $2,259 and $1,936 and $7,017 and $6,191 for the three and nine months ended September 30, 2021 and 2020, respectively)	4,968	4,397	15,199	14,418
Terminated Transaction Costs	—	—	390	—
Loss on Impairment of Assets	—	—	222	1,069
Depreciation and Amortization	20,484	24,055	63,300	72,565
Total Operating Expenses	85,533	67,856	233,672	233,385

Operating Loss	(282)	(34,110)	(31,160)	(92,061)

Interest Income	3	1	8	39
Interest Expense	(14,589)	(13,350)	(43,000)	(39,838)
Other (Expense) Income	(176)	(73)	201	(530)
Gain on Disposition of Hotel Properties	—	—	48,352	—
Loss on Debt Extinguishment	—	—	(3,069)	—
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(15,044)	(47,532)	(28,668)	(132,390)

Loss from Unconsolidated Joint Ventures	(611)	(669)	(1,858)	(2,189)

Loss Before Income Taxes	(15,655)	(48,201)	(30,526)	(134,579)

Income Tax (Expense) Benefit	(277)	28	161	(11,346)

Net Loss	(15,932)	(48,173)	(30,365)	(145,925)

Loss Allocated to Noncontrolling Interests - Common Units	2,177	5,032	4,800	15,093
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	—	—	(1,810)	3,196
Preferred Distributions	(6,044)	(6,044)	(18,131)	(18,132)

Net Loss Applicable to Common Shareholders	$(19,799)	$(49,185)	$(45,506)	$(145,768)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(0.51)	$(1.27)	$(1.16)	$(3.78)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(0.51)	$(1.27)	$(1.16)	$(3.78)

Weighted Average Common Shares Outstanding:
Basic	39,139,610	38,639,048	39,070,059	38,604,483
Diluted*	39,139,610	38,639,048	39,070,059	38,604,483
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Units and Vested LTIP Units	4,281,324	3,959,204	4,303,220	3,913,922
Unvested Stock Awards and LTIP Units Outstanding	982,396	915,586	814,831	595,539
Contingently Issuable Share Awards	396,332	170,664	546,047	537,189
Total Potentially Dilutive Securities Excluded from the Denominator	5,660,052	5,045,454	5,664,098	5,046,650
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(15,932)	$(48,173)	$(30,365)	$(145,925)
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	2,201	3,710	11,204	(29,435)
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	207	1,066	367	3,271
Total Other Comprehensive Income (Loss)	$2,408	$4,776	$11,571	$(26,164)

Comprehensive Loss	(13,524)	(43,397)	(18,794)	(172,089)
Less: Comprehensive Loss Attributable to Noncontrolling Interests - Common Units	1,940	4,608	3,651	17,503
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Consolidated Joint Venture	—	—	(1,810)	3,196
Less: Preferred Distributions	(6,044)	(6,044)	(18,131)	(18,132)
Comprehensive Loss Attributable to Common Shareholders	$(17,628)	$(44,833)	$(35,084)	$(169,522)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at June 30, 2021	1,968	39,217,475	392	—	14,703,214	147	1,153,657	(11,024)	(557,157)	586,015	5,962,491	48,672	634,687
Unit Conversion	—	10,750	—	—	—	—	101	—	—	101	(10,750)	(101)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Share Based Compensation:
Grants	—	91,005	1	—	—	—	—	—	—	1	—	—	1
Amortization	—	—	—	—	—	—	792	—	—	792		1,461	2,253
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	2,171	—	2,171	—	237	2,408
Net Loss	—	—	—	—	—	—	—	—	(13,755)	(13,755)	—	(2,177)	(15,932)
Balance at September 30, 2021	1,968	39,319,230	393	—	14,703,214	147	1,154,550	(8,853)	(576,956)	569,281	5,951,741	48,092	617,373

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at June 30, 2020	—	38,789,371	388	—	14,703,214	147	1,149,291	(27,097)	(427,393)	695,336	5,381,870	55,715	751,051
Share Based Compensation:
Grants	—	54,111	1	—	—	—	—	—	—	1	10,938	—	1
Amortization	—	—	—	—	—	—	766	—	—	766	—	1,168	1,934
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	4,350	—	4,350	—	428	4,778
Net Income	—	—	—	—	—	—	—	—	(43,141)	(43,141)		(5,032)	(48,173)
Balance at September 30, 2020	—	38,843,482	389	—	14,703,214	147	1,150,057	(22,747)	(470,534)	657,312	5,392,808	52,279	709,591

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(19,275)	(509,243)	623,003	5,392,808	49,246	672,249
Unit Conversion	—	235,750	2	—	—	—	2,971	—	—	2,973	(235,750)	(2,973)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(42,306)	(42,306)	—	—	(42,306)
Share Based Compensation:
Grants	—	239,998	2	—	—	—	355	—	—	357	794,683	1,679	2,036
Amortization	—	—	—	—	—	—	2,207	—	—	2,207		3,791	5,998
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	10,422	—	10,422	—	1,149	11,571
Equity Contribution to Consolidated Joint Venture	158	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment to Record Noncontrolling Interest at Redemption Value	1,968	—	—	—	—	—	(1,968)	—	—	(1,968)	—	—	(1,968)
Net Income	(158)	—	—	—	—	—	—	—	(25,407)	(25,407)	—	(4,800)	(30,207)
Balance at September 30, 2021	1,968	39,319,230	393	—	14,703,214	147	1,154,550	(8,853)	(576,956)	569,281	5,951,741	48,092	617,373
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2019	3,196	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801
Issuance Costs	—	—	—	—	—	—	(30)	—	—	(30)	—	—	(30)
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	(1,007)
Dividend Reinvestment Plan	—	1,094	—	—	—	—	14	—	—	14	—	—	14
Share Based Compensation:
Grants	—	189,738	2	—	—	—	—	—	—	2	1,112,862	—	2
Amortization	—	—	—	—	—	—	2,069	—	—	2,069	—	5,635	7,704
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(23,757)	—	(23,757)	—	(2,407)	(26,164)
Adjustment to Record Noncontrolling Interest at Redemption Value	(3,196)	—	—	—	—	—	3,196	—	—	3,196	—	—	3,196
Net Loss	—	—	—	—	—	—	—	—	(130,832)	(130,832)		(15,093)	(145,925)
Balance at September 30, 2020	—	38,843,482	389	—	14,703,214	147	1,150,057	(22,747)	(470,534)	657,312	5,392,808	52,279	709,591
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net Loss	$(30,365)	$(145,925)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties	(48,352)	—
Loss on Impairment of Assets	222	1,069
Insurance recoveries in excess of property loss	(711)	—
Junior Note PIK Interest Added to Principal	4,365	—
Deferred Taxes	(322)	11,390
Depreciation	63,046	72,229
Amortization	3,893	2,200
Loss on Debt Extinguishment	634	—
Equity in Loss of Unconsolidated Joint Ventures	1,858	2,189
Loss Recognized on Change in Fair Value of Derivative Instrument	367	3,271
Share Based Compensation Expense	7,017	6,191
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(1,156)	5,472
Other Assets	(6,811)	2,442
Due from Related Parties	37	4,203
Increase (Decrease) in:
Accounts Payable, Accrued Expenses and Other Liabilities	11,032	(4,189)
Due to Related Parties	834	—
Net Cash Provided by (Used in) Operating Activities	$5,588	$(39,458)

Investing Activities:
Capital Expenditures	(7,992)	(21,958)
Hotel Development Projects	—	21
Proceeds from Disposition of Hotel Properties	163,583	—
Contributions to Unconsolidated Joint Ventures	(1,339)	(825)
Net Cash Provided by (Used in) Investing Activities	$154,252	$(22,762)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2021	2020
Financing Activities:
(Repayments) Borrowings on Line of Credit, Net	$(14,369)	$67,000
Payments on Term Loans	(187,024)	—
Proceeds from Mortgages and Notes Payable	167,750	—
Principal Repayment of Mortgages	(23,582)	(1,067)
Proceeds of Paycheck Protection Program ("PPP") Loans	—	18,936
Repayment of PPP Loans	—	(18,936)
Deferred Financing Costs	(6,219)	(2,354)
Dividends Paid on Common Shares	—	(10,809)
Dividends Paid on Preferred Shares	(36,262)	(6,044)
Distributions Paid on Common Units and LTIP Units	—	(1,198)
Other Financing Activities	—	(30)
Net Cash (Used in) Provided by Financing Activities	$(99,706)	$45,498

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$60,134	$(16,722)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	23,607	36,985

Cash, Cash Equivalents, and Restricted Cash - End of Period	$83,741	$20,263
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS END SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of September 30, 2021, we owned an approximate 86.8% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three and nine months ended September 30, 2021 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $48,092 as of September 30, 2021 and $49,246 as of December 31, 2020. As of September 30, 2021, there were 5,951,741 Common Units and LTIP Units outstanding with a fair market value of $55,530, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

We are party to a joint venture that owns the Ritz-Carlton Coconut Grove, FL, in which our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets. The noncontrolling interest in the Ritz Coconut Grove is measured at the greater of historical cost or the put option redemption value. For the three and nine months ended September 30, 2021, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $0 and $158, respectively. For the three and nine months ended September 30, 2020, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated loss of $0. This is recorded as part of the Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. During the nine months ended September 30, 2021, we reclassified $1,968 from Additional Paid in Capital to Redeemable Noncontrolling Interests - Consolidated Joint Venture to value the noncontrolling interest at the put option redemption value of $1,968.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at September 30, 2021 and December 31, 2020 are summarized as follows:

					Dividend Per Share (1)
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2021	December 31, 2020	Aggregate Liquidation Preference	Distribution Rate	2021	2020
Series C	3,000,000	3,000,000	$75,000	6.875%	$3.0079	$—
Series D	7,701,700	7,701,700	$192,500	6.500%	$2.8438	$—
Series E	4,001,514	4,001,514	$100,000	6.500%	$2.8438	$—
Total	14,703,214	14,703,214

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

(1) During the nine months ended September 30, 2020, we suspended the payment of our preferred dividends. During the nine months ended September 30, 2021, the Company paid cash dividends on the Company's Series C, Series D and Series E cumulative redeemable preferred stock reflecting accrued and unpaid dividends for the dividend periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021. In addition, the Company paid a cash dividend on all Series of cumulative redeemable preferred stock for the dividend periods ending April 15, 2021 and July 15, 2021, and declared a similar cash dividend for the third dividend period ending October 15, 2021, which was paid on October 15, 2021 to holders of record as of October 1, 2021.

Liquidity and Management's Plan

Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand as a result of government mandates, health official recommendations, corporate policy changes and individual responses. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

In February of 2021, we entered into an unsecured notes facility that provided net proceeds of $144,750. The proceeds, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our senior secured credit facility and our secured term loans and allowed us to negotiate amendments to this senior facility. The amendments to the senior secured credit facility and secured term loans eliminated term loan maturities until August of 2022, waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, enabled the Company to pay down the accrual of the Company's preferred dividends, allow the ongoing preferred dividend accrual to be kept current, and provided additional liquidity to be used at the Company's discretion.

Two of our secured term loans totaling $218,635, as well as our Line of Credit, which has $118,684 drawn as of September 30, 2021, will mature in August of 2022. In addition, we believe that it is probable we will breach certain of our Credit Agreement covenants in 2022, which could lead to potential acceleration of amounts due under our Credit Agreements. Management intends to explore options including, but not limited to, additional asset sales, the refinancing of debt and the offering of equity or equity-linked securities prior to the maturity of these term loans in August of 2022 or an event of default.

Currently the markets for financing and refinancing similar loans are open and absent an event that would impact the markets broadly, the Company believes that we will be able to refinance this debt or obtain a waiver prior to a default. However, given the unpredictable nature of the recovery from the impact of COVID-19, there can be no assurance that we will be able to obtain a waiver or amendment in a timely manner, or on acceptable terms, if at all. The failure to obtain a waiver or amendment, or otherwise repay the debt, could lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

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

As of September 30, 2021, based on our analysis, we have determined that there was a triggering event for all of our properties, and the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its respective carrying value.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Land	$478,413	$488,463
Buildings and Improvements	1,558,735	1,611,144
Furniture, Fixtures and Equipment	273,436	281,440
Construction in Progress	1,794	987
	2,312,378	2,382,034

Less Accumulated Depreciation	(630,815)	(597,196)

Total Investment in Hotel Properties *	$1,681,563	$1,784,838
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $40,400 and $42,487 at September 30, 2021 and December 31, 2020, respectively.

Acquisitions
For the nine months ended September 30, 2021 and 2020, we acquired no hotel properties.

Hotel Dispositions
For the nine months ended September 30, 2020, we had no hotel dispositions. During the nine months ended September 30, 2021, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Courtyard San Diego, CA	05/30/2013	02/19/2021	$64,500	$5,032
The Capitol Hill Hotel Washington, DC	04/15/2011	03/09/2021	51,000	12,975
Holiday Inn Express Cambridge, MA	05/03/2006	03/09/2021	32,000	20,280
Residence Inn Miami Coconut Grove, FL	06/12/2013	03/10/2021	31,000	9,996
Duane Street Hotel (1)	01/04/2008	05/13/2021	18,000	—
2021 Total				$48,283

(1) During the second quarter of 2020, the Company determined that the carrying value of the Duane Street hotel exceeded the anticipated net proceeds from sale, resulting in a $1,069 impairment charge recorded during the second quarter of 2020. We recorded an additional impairment charge of $147 prior to the disposition of the hotel property during the nine months ended September 30, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Assets Held For Sale
We classified the assets of the Duane Street Hotel, the Residence Inn Coconut Grove and the Courtyard San Diego as held for sale as of December 31, 2020, all of which closed during the nine months ended September 30, 2021.
The table below shows the balances for the properties that were classified as assets held for sale as of December 31, 2020:

December 31, 2020
Land	$28,015
Buildings and Improvements	93,314
Furniture, Fixtures and Equipment	15,469
136,798
Less Accumulated Depreciation	(40,578)
Assets Held for Sale	$96,220

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2021 and December 31, 2020, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned		September 30, 2021	December 31, 2020
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31.2%	*	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%		244	219
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%		—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%		5,870	6,414
				$6,114	$6,633

*On February 7, 2021, all of the assets of the properties owned by this joint venture were transferred to the mezzanine lender of Cindat Hersha Owner JV, LLC. As a result, upon dissolution of the venture, we no longer maintain an interest in this venture.

Effective August 1, 2021 HHLP entered into Asset Management Agreements with the joint venture investments at the Courtyard by Marriott, South Boston, Holiday Inn Express, South Boston, and Home2 Suites, South Boston properties whereby it provides asset management services. Fees for these services are calculated as 1.0% of operating revenues, which we recognize as income in other revenues on the consolidated statement of operations.

Income/Loss Allocation

Prior to February 7, 2021, based on the income allocation methodology within Cindat Hersha Owner JV, LLC, the Company had absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above as of December 31, 2020.

For SB Partners, LLC, Hiren Boston, LLC, and SB Partners Three, LLC, income or loss is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. This results in an income allocation consistent with our percentage of ownership interests. When we absorb cumulative losses equal to our accounting basis in the joint venture, our investment balance is $0 as presented in the table above.

Any difference between the carrying amount of any of our investments noted above and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Loss recognized during the three and nine months ended September 30, 2021 and 2020, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cindat Hersha Owner JV, LLC	$(229)	$—	$(229)	$—
Hiren Boston, LLC	(211)	(457)	(900)	(1,337)
SB Partners, LLC	(135)	—	(185)	(600)
SB Partners Three, LLC	(36)	(212)	(544)	(252)
Loss from Unconsolidated Joint Venture Investments	$(611)	$(669)	$(1,858)	$(2,189)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020.

Balance Sheets

	September 30, 2021	December 31, 2020
Assets
Investment in Hotel Properties, Net	$65,315	$581,452
Other Assets	16,322	32,048
Total Assets	$81,637	$613,500

Liabilities and Equity
Mortgages and Notes Payable	$65,618	$452,284
Other Liabilities	16,035	42,197
Equity:
Hersha Hospitality Trust	4,166	5,699
Joint Venture Partner(s)	(4,182)	113,452
Accumulated Other Comprehensive Loss	—	(132)
Total Equity	(16)	119,019

Total Liabilities and Equity	$81,637	$613,500

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Room Revenue	$3,838	$4,035	$7,981	$20,966
Other Revenue	245	122	487	909
Operating Expenses	(2,436)	(3,621)	(5,544)	(15,234)
Lease Expense	(220)	(170)	(736)	(524)
Property Taxes and Insurance	(503)	(3,282)	(2,451)	(9,720)
General and Administrative	(124)	(567)	(277)	(2,083)
Depreciation and Amortization	(1,199)	(3,972)	(4,811)	(11,812)
Interest Expense	(653)	(5,487)	(3,988)	(17,356)
Loss on Dissolution of Joint Venture	—	—	(112,429)	—
Net Loss	$(1,052)	$(12,942)	$(121,768)	$(34,854)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Our share of equity recorded on the joint ventures' financial statements	$4,166	$5,699
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	1,948	934
Investment in Unconsolidated Joint Ventures	$6,114	$6,633
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Deferred Financing Costs	$1,528	$2,395
Prepaid Expenses	11,579	5,692
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,238	2,443
Deposits with Unaffiliated Third Parties	2,449	2,561
Deferred Tax Asset, Net of Valuation Allowance of $20,628 and $23,591, respectively	322	—
Other	2,978	855
	$22,642	$15,494
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

Deferred Tax Asset – We have recorded a valuation allowance resulting in net deferred tax assets of $322 as of September 30, 2021. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded, with the exception of a city net operating loss that we believe that we will be able to realize.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT
Mortgages
Mortgages payable at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Mortgage Indebtedness	$306,682	$332,264
Net Unamortized Premium	14	354
Net Unamortized Deferred Financing Costs	(1,652)	(1,770)
Mortgages Payable	$305,044	$330,848

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.73% to 5.05% as of September 30, 2021.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties with the exception of one mortgage was met as of September 30, 2021. The lender has elected its right to escrow property level cash flow for the purpose of meeting future payment obligations.

During the nine months ended September 30, 2021, we refinanced the outstanding mortgages secured by the Hilton Garden Inn 52nd Street, the Courtyard Los Angeles Westside, the Hilton Garden Inn Tribeca, the Hyatt Union Square, and the St. Gregory Hotel, which resulted in $90 of debt modification expense.

As of September 30, 2021, the maturity dates for the outstanding mortgage loans ranged from December 2022 to September 2025.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

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

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of September 30, 2021, the following hotel properties secured the amended facilities under the Credit Agreements:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

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
- Philadelphia Westin, Philadelphia, PA

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	September 30, 2021	December 31, 2020
Line of Credit	1.50% to 2.25%	$118,684	$133,053
Term Loans:
First Term Loan	1.45% to 2.20%	$192,404	$202,158
Second Term Loan	1.35% to 2.00%	278,846	292,983
Third Term Loan	1.45% to 2.20%	26,231	189,365
Deferred Loan Costs		(1,610)	(2,762)
Total Term Loans		$495,871	$681,744

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

The weighted average interest rate, inclusive of the effect of derivative instruments, on the Credit Agreements was 3.71% and 4.03%, and 3.73% and 4.15%, for the three and nine months ended September 30, 2021 and 2020, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)
Notes Payable

Notes payable at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Notes Payable	$205,913	$51,548
Net Unamortized Discount	(4,642)	—
Net Unamortized Deferred Financing Costs	(5,178)	(759)
Notes Payable	$196,093	$50,789

Statutory Trust I and Statutory Trust II Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The related deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 3.15% and 3.42% for the three months ended September 30, 2021 and 2020, respectively, and 3.18% and 4.11% for the nine months ended September 30, 2021 and 2020, respectively.

Junior Notes Payable

On February 17, 2021, the Company entered into a note purchase agreement (the “Purchase Agreement”) with several purchasers (the “Purchasers”). The Company issued and sold to the Purchasers $150,000 aggregate principal amount of the Company’s 9.50% Unsecured PIK Toggle Notes due 2026 (the “Notes”).

The Notes were issued on February 23, 2021, and will mature on February 23, 2026. The Notes bear interest at a rate of 9.50% per year, payable in arrears on June 30, September 30, December 31 and March 31 of each year, beginning on June 30, 2021. For any interest period ending on or prior to March 31, 2022, the Issuer, in its sole discretion may elect to pay interest (a) in cash at a rate per annum equal to 4.75% per annum, and (b) in kind at a rate per annum equal to 4.75% per annum (“PIK Interest”). Any PIK Interest will be paid by increasing the principal amount of the Notes at the end of the applicable interest period by the amount of such PIK Interest. We elected the PIK Interest option for the interest periods ended June 30, 2021 and September 30, 2021, increasing the principal balance $4,365 to $154,365 as of September 30, 2021.

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

The Company may only use the net proceeds from the issuance of the Notes in accordance with the mandatory prepayment waterfalls, which includes the repayment of outstanding borrowings under the Credit Agreements and use for certain other general corporate purposes.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)

Interest Expense

The table below shows the interest expense incurred by the Company during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mortgage Loans Payable	$2,533	$2,846	$7,947	$9,362
Interest Rate Swap Contracts on Mortgages	619	604	1,849	1,189
Unsecured Notes Payable	4,386	451	10,634	1,611
Credit Facility and Term Loans	3,735	4,736	11,856	17,139
Interest Rate Swap Contracts on Credit Agreements	2,103	3,543	6,944	7,762
Deferred Financing Costs Amortization	1,119	1,104	3,499	2,299
Other	94	66	271	476
Total Interest Expense	$14,589	$13,350	$43,000	$39,838

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 6 – LEASES
We own five hotels within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms with extension options that range from May 2062 to October 2103. We also have two additional office space leases with terms ranging from March 2023 to December 2027. Lease costs for our office spaces are included in General and Administrative expense.

The components of lease costs for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$1,050	$121	$1,171	$1,052	$121	$1,173
Variable lease costs	79	59	138	10	53	63
Total lease costs	$1,129	$180	$1,309	$1,062	$174	$1,236

The components of lease costs for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$3,176	$363	$3,539	$3,152	$363	$3,515
Variable lease costs	117	227	344	31	208	239
Total lease costs	$3,293	$590	$3,883	$3,183	$571	$3,754

Other information related to leases as of and for the nine months ended September 30, 2021 and 2020 is as follows:

	September 30, 2021	September 30, 2020
Cash paid from operating cash flow for operating leases	$3,457	$3,038
Weighted average remaining lease term (in years)	63.5	64.2
Weighted average discount rate	7.86%	7.86%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
Management Agreements

Our wholly-owned TRS, 44 New England Management Company, and certain of our joint venture entities engage eligible independent contractors in accordance with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, including Hersha Hospitality Management Limited Partnership (“HHMLP”), as the property managers for hotels it leases from us pursuant to management agreements. Certain executives and trustees of the Company own a minority interest in HHMLP. Our management agreements with HHMLP provide for a term of five years and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel. Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2021 and 2020, base management fees incurred to HHMLP totaled $2,173 and $969, and $5,097 and $3,902, respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2021 and 2020, incentive management fees incurred to HHMLP totaled $37 and $0, and $37 and $0, respectively.

Franchise Agreements

Our branded hotel properties that are not managed by the brand are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, advertising services and certain other charges, and such payments are primarily based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2021 and 2020 were $3,301 and $1,319, and $7,588 and $5,922, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2021 and 2020, the Company incurred accounting fees of $277 and $332, and $867 and $976, respectively. For the three and nine months ended September 30, 2021 and 2020, the Company incurred information technology fees of $90 and $107, and $281 and $315, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2021 and 2020, we incurred fees of $150 and $91, and $347 and $1,047, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

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

Hotel Supplies

For the three and nine months ended September 30, 2021 and 2020, we incurred charges for hotel supplies of $2 and $1, and $3 and $63, respectively. For the three and nine months ended September 30, 2021 and 2020, we incurred charges for capital expenditure purchases of $519 and $121, and $739 and $1,177, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.

Insurance Services

Prior to January 1, 2021, the Company utilized the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provided consulting and procurement services to the Company related to the placement of property and casualty insurance, placement of general liability insurance, and for claims handling for our hotel properties. Beginning January 1, 2021, these services were provided by a third-party service provider. For the three and nine months ended September 30, 2020, the total cost of property insurance that we paid through the Hersha Group were $1,835 and $5,009, respectively. This amount paid to the Hersha Group included insurance premiums and brokerage fees as compensation for brokerage services.

Restaurant Lease Agreements with Independent Restaurant Group

The Company enters into lease agreements with a number of restaurant management companies for the lease of restaurants located within our hotels.  The Company previously entered into lease agreements with Independent Restaurant Group ("IRG") for restaurants at three of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG.  The Company’s restaurant lease agreements with IRG generally provided for a term of five years and the payment of base rents and percentage rents, which were based on IRG’s revenue in excess of defined thresholds. Effective April 1, 2020, each of these lease agreements became a management agreement between the Company and IRG, subject to the supervision of HHMLP, as property manager. At the time of the conversion of the lease agreements to management agreements there was rent due of $103, which was forgiven due to the impact of the COVID-19 pandemic on the operations of our hotels and IRG's restaurants. For the three and nine months ended September 30, 2021 and 2020, management fees incurred to IRG totaled $47 and $1, and $96 and $1, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2021 and December 31, 2020 was approximately $2,604 and $2,641, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of September 30, 2021 and December 31, 2020 was $834 and $0, respectively. The balance at September 30, 2021 primarily consisted of amounts due to HHMLP for monthly management fees discussed above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

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

As of September 30, 2021, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of September 30, 2021 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of September 30, 2021 and December 31, 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							(Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	September 30, 2021	December 31, 2020
Term Loan Instruments:
Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	October 3, 2019	August 2, 2021	150,000	$—	$(1,070)
Credit Facility (1)	Swap	1.316%	1-Month LIBOR + 2.20%	September 3, 2019	August 2, 2021	43,900	—	(307)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(1,527)	(2,793)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(1,527)	(2,793)
Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	(7,896)	(13,286)

Mortgages:
Annapolis Waterfront Hotel, MD	Cap	3.350%	1-Month LIBOR +2.65%	May 1, 2018	May 1, 2021	28,000	—	—
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(1,523)	(2,305)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(785)	(1,222)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(785)	(1,222)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	(728)	(1,186)
Courtyard, LA Westside, Culver City, CA	Swap	0.495%	1-Month LIBOR + 3.75%	June 1, 2020	August 1, 2021	35,000	—	(75)
Courtyard, LA Westside, Culver City, CA	Cap	2.500%	1-Month LIBOR	August 1, 2021	August 1, 2024	35,000	55	—
							$(14,716)	$(26,259)

(1) During the nine months ended September 30, 2021, we dedesignated this swap as a cash flow hedge and recorded expense of $372 accordingly.

The fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at September 30, 2021 and December 31, 2020. The fair value of our interest rate cap is included in other assets at September 30, 2021.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain of $2,408 and $4,776 for the three months ended September 30, 2021 and 2020, respectively, and a gain of $11,571 and a loss of $26,164 for the nine months ended September 30, 2021 and 2020, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized losses on cash flow hedges reflects a reclassification of $207 and $1,066 and $367 and $3,271 of net unrealized gains from accumulated other comprehensive income as an increase to interest expense for the three and nine months ended September 30, 2021 and 2020, respectively. For the next twelve months ending September 30, 2022, we estimate that an additional $9,442 will be reclassified as an increase to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2021, the carrying value and estimated fair value of our debt was $1,115,692 and $1,145,350 respectively. As of December 31, 2020, the carrying value and estimated fair value of our debt was $1,196,434 and $1,176,625, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – SHARE BASED PAYMENTS
Our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan, as amended, (the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.
The Short Term Incentive Program ("STIP") and the Long-Term Incentive Program ("LTIP") are incentive compensation programs the Compensation Committee of our Board of Trustees established to align executive compensation with the performance of the Company.
On March 17, 2021, based on the achievement of certain metrics established under the 2020 STIP for the performance period ended December 31, 2020, the Compensation Committee awarded 519,732 LTIP Units. The awards issued pursuant to the STIP vest on December 31, 2022, the two year anniversary following the end of the performance period.

On March 3, 2021, the Compensation Committee approved the 2021 LTIP in which 50% of the awards provide for time based vesting and the remaining 50% are issuable based on the Company's achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room ("RevPar") compared to the Company’s peer group (25.0% of the award). On March 17, 2021, the Compensation Committee awarded 247,689 LTIP Units related to the time based portion of the plan. These Units will vest over a three year period from January 1, 2021 to December 31, 2023. The 50% market-based portion of the 2021 LTIP has a three-year performance period which commenced on January 1, 2021 and ends December 31, 2023. As of September 30, 2021, no shares or LTIP Units have been issued to the executive officers in settlement of 2021 LTIP market-based awards.

The LTIP Units awarded under both the 2020 STIP and the 2021 LTIP were determined by dividing the dollar amount of award earned by $8.43, the per share volume weighted average trading price of the Company’s common shares on the NYSE for the 20 trading days prior to December 31, 2020.

A summary of our share based compensation activity from January 1, 2021 to September 30, 2021 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of December 31, 2020	898,126	$6.15	202,878	$7.87	—
Granted	794,683	12.86	207,748	9.88	32,460	11.31
Vested	(13,512)	12.23	(239,736)	7.73	(32,460)	11.31
Forfeited	—	—	(150)	11.31	—	N/A
Unvested Balance as of September 30, 2021	1,679,297	$9.28	170,740	$10.52	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense for the three and nine months ended September 30, 2021 and 2020 and unearned compensation as of September 30, 2021 and December 31, 2020:

	Share Based Compensation Expense				Unearned Compensation
	For the Three Months Ended		For the Nine Months Ended		As of
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021	December 31, 2020
Issued Awards
LTIP Unit Awards	$1,460	$1,169	$4,718	$4,120	$6,588	$1,842
Restricted Share Awards	404	428	826	1,103	1,222	276
Share Awards	—	—	367	—	—	—
Unissued Awards
Market Based	395	339	1,106	968	2,625	1,933
Performance Based	—	—	—	—	—	—
Total	$2,259	$1,936	$7,017	$6,191	$10,435	$4,051

The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.8 years for LTIP Unit Awards and 1.4 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2021	2022	2023	2024
LTIP Unit Awards	960,046	595,406	61,921	61,924
Restricted Share Awards	3,647	109,885	54,208	3,000
	963,693	705,291	116,129	64,924

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NUMERATOR:
Basic and Diluted*
Net Loss	$(15,932)	$(48,173)	$(30,365)	$(145,925)
Loss allocated to Noncontrolling Interests	2,177	5,032	2,990	18,289
Distributions to Preferred Shareholders	(6,044)	(6,044)	(18,131)	(18,132)
Net loss applicable to Common Shareholders	$(19,799)	$(49,185)	$(45,506)	$(145,768)

DENOMINATOR:
Weighted average number of common shares - basic	39,139,610	38,639,048	39,070,059	38,604,483
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—	—	—
Contingently Issued Shares and Units	—	—	—	—
Weighted average number of common shares - diluted	39,139,610	38,639,048	39,070,059	38,604,483
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the nine months ended September 30, 2021 and 2020 totaled $30,475 and $29,655, respectively. Net cash paid on Interest Rate Derivative contracts during the nine months ended September 30, 2021 and 2020 totaled $7,194 and $4,558, respectively. Cash paid for income taxes during the nine months ended September 30, 2021 and 2020 totaled $113 and $223, respectively. The following non-cash investing and financing activities occurred during the nine months ended September 30, 2021 and 2020:

	2021	2020
Common Shares issued as part of the Dividend Reinvestment Plan	$—	$14
Issuance of share based payments	13,967	7,259
Accrued payables for capital expenditures placed into service	148	892
Increase in accrued liabilities related to insurance premium financing agreement	5,173	—
Adjustment to Record Noncontrolling Interest at Redemption Value	1,968	(3,196)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020:

	2021	2020
Cash and cash equivalents	$71,244	$13,139
Escrowed cash	12,497	7,124
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$83,741	$20,263

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

BACKGROUND

As of September 30, 2021, we owned interests in 36 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami, including 32 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 3 hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2021, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We started to realize the effects from the global economic slowdown caused by the COVID-19 pandemic in March of 2020. As a result of the COVID-19 pandemic and subsequent government mandates and health official recommendations, hotel demand has been substantially reduced across the United States.

Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we originally closed 21 hotel properties and dramatically reduced staffing at the hotels that remained open and at the corporate level; however, we have subsequently reopened all of our consolidated hotels. The reopening of our consolidated hotels provided us the opportunity to capture incremental demand through the end of 2020 and during the early stages of an economic recovery in 2021.

In addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. We suspended our common and preferred dividends in 2020 and during the nine months ended September 30, 2021, we paid approximately $24.2 million in preferred dividend arrearage that was not paid in 2020. We also deferred certain planned capital expenditures for 2020 and we will continue to reduce capital expenditures in 2021 with planned allocations estimated between $15.0 and $18.0 million. In February 2021, the Company entered into an unsecured notes facility that provided net proceeds of $144.8 million at closing. The initial net proceeds of $144.8 million provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our credit agreements, allowing us to amend our credit agreements on February 17, 2021, eliminating maturities under the credit agreements until August of 2022. The credit agreement amendments also waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, and provided additional liquidity at the Company’s discretion.

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

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2021 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the three months ended September 30, 2021 and 2020. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $51,486, or 152.7%, to $85,207 for the three months ended September 30, 2021 compared to $33,721 for the same period in 2020.  This increase is primarily attributable to an increase in demand across our portfolio in 2021 as the comparable period in 2020 was at the nadir of the reduction in operations across our portfolio due to the decrease in demand caused by the COVID-19 pandemic. The increase in demand is partially offset by the sale of five hotels during the nine months ended September 30, 2021 and the sale of one hotel in December of 2020. Total revenues for the three months ended September 30, 2021 includes hotel operating revenue for these six hotels for the entire period.

Expenses

Total hotel operating expenses was $49,989 for the three months ended September 30, 2021 compared to $27,745 for the three months ended September 30, 2020. The increase in hotel operating expenses is due to increased operations at our hotels for the three months ended September 30, 2021 as we had temporarily closed certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic during the comparable period in 2020. This increase in hotel operating expense is partially offset by the sale of hotels noted above.

Depreciation and amortization decreased by 14.8%, or $3,571, to $20,484 for the three months ended September 30, 2021 from $24,055 for the three months ended September 30, 2020. The decrease is primarily attributable to the disposition of the Sheraton Wilmington in December 2020, and the Courtyard San Diego, the Residence Inn Coconut Grove, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, and the Duane Street Hotel in the first half of 2021.

Real estate and personal property tax and property insurance decreased $1,634, or 15.4%, for the three months ended September 30, 2021 when compared to the same period in 2020. This decrease is primarily driven by reductions in expense due to the sale of hotels noted above, as well as a decrease in real estate tax assessments. In general, our property insurance costs continue to rise annually.

General and administrative expense increased from $4,397 for the three months ended September 30, 2020 to $4,968 for the same period in 2021. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $323 when comparing the three months ended September 30, 2021 to the same period in 2020. This increase resulted primarily from an increase in the valuation of certain market based award programs and a difference in the timing of share based compensation recognition. In addition, during the three months ended September 30, 2020, we executed cost containment strategies in our payroll and other administrative costs. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating loss for the three months ended September 30, 2021 was $282 compared to operating loss of $34,110 during the same period in 2020. The decrease in our operating loss of $33,828 is primarily due to an increase in demand during the three months ended September 30, 2021 as compared to the same period in 2020 when we had temporary closed certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic.

Interest Expense

Interest expense was $13,350 for the three months ended September 30, 2020 compared to $14,589 for the three months ended September 30, 2021. The primary driver of the increased interest expense is due to the issuance of the Junior Notes, which is partially offset by a decrease in interest expense on our term loans and decreases in the amortization of our interest rate hedges. Resulting primarily from the proceeds of the sales of assets, the balance of our borrowings, excluding discounts and deferred costs, have decreased by $71,569 in total between September 30, 2020 and September 30, 2021.

Income Tax (Expense) Benefit

During the three months ended September 30, 2021, the Company recorded an income tax expense of $277 compared to an income tax benefit of $28 for the three months ended September 30, 2020. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of September 30, 2021, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020, with the exception of a city net operating loss that we believe that we will be able to realize. As a result, the balance of our net deferred tax asset at September 30, 2021 is $322. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended September 30, 2021 was $19,799 compared to net loss of $49,185 during the same period in 2020. This decrease is primarily due to an increase in demand during the three months ended September 30, 2021 as compared to the same period in 2020, as discussed above, partially offset by increased interest expense during the three months ended September 30, 2021, as discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2021 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99% of total revenues for the nine months ended September 30, 2021 and 2020. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $61,372, or 43.5%, to $202,443 for the nine months ended September 30, 2021 compared to $141,071 for the same period in 2020.  This increase is attributable to an increase in RevPAR across our portfolio during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, when beginning in March 2020, we experienced a significant decrease in demand caused by the COVID-19 pandemic. The increase in demand is partially offset by the sale of five hotels during the nine months ended September 30, 2021 and the sale of one hotel in December of 2020. Total revenues for the nine months ended September 30, 2020 includes hotel operating revenue for these six hotels for the entire period.

Expenses

Total hotel operating expenses increased 10.6% to approximately $123,479 for the nine months ended September 30, 2021 from $111,642 for the nine months ended September 30, 2020. The increase in hotel operating expenses is due to increased operations at our hotels for the nine months ended September 30, 2021 as we had temporary closed certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic during the comparable period in 2020. This increase in hotel operating expense is partially offset by the sale of hotels noted above.

Depreciation and amortization decreased by 12.8%, or $9,265, to $63,300 for the nine months ended September 30, 2021 from $72,565 for the nine months ended September 30, 2020 due to the dispositions noted above.

Real estate and personal property tax and property insurance decreased $2,008, or 6.6%, for the nine months ended September 30, 2021 when compared to the same period in 2020, which is primarily due to the sale of hotels noted above, as well as a decrease in real estate tax assessments. In general, our property insurance costs continue to rise annually.

General and administrative expense was $15,199 for the nine months ended September 30, 2021 compared to $14,418 for the nine months ended September 30, 2020. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $826 when comparing the nine months ended September 30, 2021 to 2020, which was partially offset by the execution of our cost containment strategies in other administrative costs. The increase in shared based compensation resulted primarily from an increase in the valuation of certain market based award programs and a difference in the timing of shared based compensation recognition. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating loss for the nine months ended September 30, 2021 was $31,160 compared to operating loss of $92,061 during the same period in 2020. Our decrease in operating loss was primarily driven by the increase in hotel operating revenues, which is the result of an increase in demand across our portfolio, while maintaining certain cost containment strategies in place due to the COVID-19 pandemic. Additionally, we had a decrease in depreciation and amortization expense during the nine months ended September 30, 2021 compared to 2020 as a result of the hotel disposals noted above.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was $43,000 compared to $39,838 for the nine months ended September 30, 2020. The balance of our borrowings, excluding discounts and deferred costs, has decreased by $71,569 in total between September 30, 2020 and September 30, 2021. However, we experienced an increase in our weighted average interest rate, driven by the unsecured junior notes payable facility we entered into in February 2021, and increased interest expense related to the amortization of additional deferred costs incurred during the nine months ended September 30, 2021. Proceeds from the junior notes payable were used to reduce borrowings under our secured credit facility and term loans.

Income Tax (Expense) Benefit

During the nine months ended September 30, 2021, the Company recorded an income tax benefit of $161 compared to an income tax expense of $11,346 for the nine months ended September 30, 2020. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of September 30, 2021, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020, with the exception of a city net operating loss that we believe that we will be able to realize. As a result, the balance of our net deferred tax asset at September 30, 2021 is $322. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the nine months ended September 30, 2021 was $45,506 compared to net loss of $145,768 during the same period in 2020, resulting in a decreased loss of $100,262. This decrease in loss is primarily related to gain on hotel dispositions of $48,352, as well as a decrease in operating loss.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. At September 30, 2021, we failed our debt service coverage ratio ("DSCR") requirement related to one of our mortgage borrowings, for which the lender has elected its right to escrow property level cash flow for the purpose of meeting future payment obligations. After considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants for other mortgages in future periods.

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

Our secured debt facilities aggregate to $747,481 which is comprised of a $442,404 senior credit facility and two term loans totaling $305,077. The credit facility (“Credit Facility”) contains a $192,404 term loan (“First Term Loan”) and a $250,000 revolving line of credit (“Line of Credit”), and expires on August 10, 2022. As of September 30, 2021, we had $118,684 outstanding under the Line of Credit. Our two additional term loans are $278,846 (“Second Term Loan”) and $26,231 (“Third Term Loan”), which mature on September 10, 2024 and August 10, 2022, respectively.

We will continue to monitor our debt maturities to manage our liquidity needs. As noted above, the Credit Facility and Third Term Loan totaling $337,319, including the $118,684 drawn on the Line of Credit as of September 30, 2021, will mature in August of 2022. Management intends to explore options including, but not limited to, additional asset sales, the refinancing of debt and the offering of equity or equity-linked securities prior to the maturity of the Credit Facility and the Third Term Loan in August of 2022. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms.

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

Acquisitions

During the nine months ended September 30, 2021, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of capital are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Dispositions

During the nine months ended September 30, 2021, we disposed of five hotel properties for an aggregate sales price of $196,500 resulting in a gain on disposition of $48,283. The net proceeds were used to repay existing debt.
Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements, other than the Credit Facility and Third Term Loan maturities noted above, generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Line of Credit.

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

We will seek to satisfy our 2022 debt maturities and long-term liquidity requirements through the refinancing of debt as well as various sources of capital, including borrowings under the Line of Credit and through secured, non-recourse mortgage financings with respect to our unencumbered hotel properties. In addition, we may seek to raise capital through public or private offerings of our securities. Currently the markets for financing and refinancing similar loans are open and absent an event that would impact the markets broadly, the Company believes that we will be able to refinance this debt. However, given the unpredictable nature of the recovery from the impact of COVID-19, certain factors may have a material adverse effect on our ability to refinance debt with current or new lenders and access capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders or franchisors. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

Spending on capital improvements during the nine months ended September 30, 2021 decreased when compared to spending on capital improvements during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we spent $7,992 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $21,958 during the same period in 2020. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2021 and 2020

Net cash provided by and used in operating activities increased by $45,046 from net cash used in operating activities of $39,458 for the nine months ended September 30, 2020 to net cash provided by operating activities of $5,588 for the comparable period in 2021. The increase in cash flow is primarily attributable to an increase in hotel property cash flow as a result of an increase in demand since the onset of the COVID-19 pandemic.

Net cash provided by investing activities for the nine months ended September 30, 2021 was $154,252 compared to net cash used in investing activities of $22,762 for the nine months ended September 30, 2020. The following items are the major contributing factors for the change in investing cash flows:

•Proceeds of $163,583 received related to the disposition of the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, the Residence Inn Coconut Grove, and the Duane Street Hotel during the nine months ended September 30, 2021.
•An increase in comparative cash flows of $13,945 related to a decrease in spending on capital expenditures and hotel development projects for the nine months ended September 30, 2021 compared to 2020.
•A decrease in comparative cash flows of $514 related to contributions of $825 to unconsolidated joint ventures for the nine months ended September 30, 2020 compared to contributions of $1,339 for the nine months ended September 30, 2021.

Net cash used in financing activities for the nine months ended September 30, 2021 was $99,706 compared to net cash provided by financing activities for the nine months ended September 30, 2020 of $45,498. The following items are the major contributing factors for the change in financing cash flows:

•The primary use of cash was the payment of $187,024 of outstanding borrowings under the Term Loan agreements. We received net proceeds of $144,750 from the issuance of the Junior Notes, a portion of which, in addition to the proceeds received from the hotel dispositions noted above, were used to pay down the Term Loans.
•Payment of $6,219 of deferred financing costs for the nine months ended September 30, 2021 which primarily relate to the Junior Notes issuance noted above, as compared to the payment of $2,354 during the nine months ended September 30, 2020.
•A decrease in comparative cash flows as we drew $67,000 on our Line of Credit during the nine months ended September 30, 2020 when compared to $14,369 in net repayments during the same period in 2021.
•An increase in cash payments of $18,211 related to dividends paid. During the nine months ended September 30, 2021, our executed amendments to the Credit Agreements allowed for the payment of the total arrearage of unpaid cash dividends due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares of approximately $24,174, which was paid on March 26, 2021, as well as dividends of $6,044 on these preferred shares in April 2021 and July 2021. During the nine months ended September 30, 2020 we paid dividends of $6,044 on these preferred shares and $12,007 on our Common Shares, Common Units and LTIP Units.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss applicable to common shareholders	$(19,799)	$(49,185)	$(45,506)	$(145,768)
Loss allocated to noncontrolling interest	(2,177)	(5,032)	(2,990)	(18,289)
Loss from unconsolidated joint ventures	611	669	1,858	2,189
Gain on disposition of hotel properties	—	—	(48,352)	—
Loss from impairment of depreciable assets	—	—	222	1,069
Depreciation and amortization	20,484	24,055	63,300	72,565
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	(881)	(29,493)	(31,468)	(88,234)

Loss from unconsolidated joint ventures	(611)	(669)	(1,858)	(2,189)
Unrecognized pro rata interest in loss (1)	89	(558)	(725)	(919)
Depreciation and amortization of difference between purchase price and historical cost (2)	29	21	71	63
Interest in depreciation and amortization of unconsolidated joint ventures (3)	599	414	1,881	1,210
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	106	(792)	(631)	(1,835)

Funds from Operations applicable to common shareholders and Partnership Units	$(775)	$(30,285)	$(32,099)	$(90,069)

Weighted Average Common Shares and Common Units
Basic	39,139,610	38,639,048	39,070,059	38,604,483
Diluted	44,799,662	43,684,502	44,734,157	43,651,133
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2021, we are exposed to interest rate risk with respect to variable rate borrowings under our Line of Credit, certain variable rate mortgages, and notes payable. As of September 30, 2021, we had total variable rate debt outstanding of $282,074 with a weighted average interest rate of 2.96%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2021 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2021 of $687 and $2,280, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2021, we have an interest rate cap related to debt on Courtyard, LA Westside, Culver City, CA, and we have seven interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Agreements. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2021, approximately 75.0% of our outstanding consolidated long-term indebtedness was subject to fixed rates or effectively capped, while 25.0% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR.

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

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2021 to be approximately $1,122,597 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2021 to be approximately $1,168,888.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2021, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Fixed Rate Debt	$860	$320,149	$381,385	$144,292	$846,686
Weighted Average Interest Rate	4.89%	5.29%	8.95%	9.50%	7.16%

Floating Rate Debt	$152	$50,480	$61,210	$51,548	$163,390
Weighted Average Interest Rate	3.28%	3.37%	3.08%	3.08%	3.20%
	$1,012	$370,629	$442,595	$195,840	$1,010,076

Line of Credit	$—	$118,684	$—	$—	$118,684
Weighted Average Interest Rate	—	2.50%	—	—	2.50%
	$1,012	$489,313	$442,595	$195,840	$1,128,760

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2021.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We may be unsuccessful in obtaining a waiver or amendment to our Credit Agreement, specifically with respect to the Credit Facility covenants, prior to certain covenants being measured for the period ending September 30, 2022. The failure to obtain such a waiver or amendment, or otherwise repay the debt, probably will lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern.

The covenant waivers on our Credit Facility extend through March 31, 2022. Absent additional amendments to our Credit Agreement, however, we believe that it is probable we will breach certain of our Credit Facility covenants when measured for the period ended September 30, 2022. This potential event of default could lead to potential acceleration of amounts due under the Credit Facility. Notwithstanding our belief that we probably will be successful in renegotiating the terms of our Credit Facility prior to an event of default, we believe that we will continue to have access to the capital markets. Also, we could choose to raise cash by selling hotel properties, although there can be no assurances we would be successful on terms favorable to us.

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

HERSHA HOSPITALITY TRUST

October 27, 2021	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)