Form 10-K
period 2021-12-31
HERSHA HOSPITALITY TRUST
filed 2022-02-24
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the outstanding Class A common shares held by non-affiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2021, was approximately $422.0 million.
As of February 23, 2022, the number of Class A common shares outstanding was 39,354,893 and there were no Class B common shares outstanding.
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
•the efficacy of any treatment for COVID-19;
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
•world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels; and
•the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2021 under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and in other reports we file with the SEC from time to time.
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
However, as described below, our operations and strategy have evolved, and continue to adapt to the ongoing effects of the COVID-19 pandemic. Due to the COVID-19 pandemic and the effects of travel restrictions and precautions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic. As such, we continue to focus on operating efficiently at reduced occupancies, executing expense mitigation strategies, and shoring up liquidity through strategic capital raising and hotel dispositions to address our various debt obligations.
As of December 31, 2021, our portfolio consisted of 32 wholly-owned limited and full service properties with a total of 5,219 rooms, 1 hotel owned through a consolidated joint venture with a total of 115 rooms, and interests in 3 limited service properties owned through joint venture investments with a total of 468 rooms. These 36 properties, with a total of 5,802 rooms, are located in California, Connecticut, District of Columbia, Florida, Maryland, Massachusetts, New York, Pennsylvania, and Washington and operate under leading brands owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), and Pan Pacific Hotels and Resorts (“Pan Pacific”). In addition, some of our hotels operate as independent hotels.
We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (the "Partnership"), for which we serve as the sole general partner. As of December 31, 2021, we owned an approximate 85.0% partnership interest in our operating partnership including all of the general partnership interest.
The majority of our wholly-owned hotels are managed by Hersha Hospitality Management, L.P. (“HHMLP”), a privately held, qualified management company owned primarily by other unaffiliated third party investors and in which certain of our trustees and executive officers have a minority investment. Other third party qualified management companies manage certain hotels that are wholly owned or in which we own through joint venture interests. We lease our wholly-owned hotels to 44 New England Management Company (“44 New England”), our wholly-owned taxable REIT subsidiary (“TRS”), or one of its wholly-owned subsidiaries. Each of the hotels that we own through a joint venture investment is leased to another TRS that is owned by the respective joint venture or an entity owned in part by 44 New England.
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
In response to the ongoing COVID-19 pandemic, and consumer and governmental responses thereto, our strategy has shifted to, and remains focused on the near-term by (i) operating efficiently at reduced occupancies (ii) executing expense mitigation and (iii) shoring up liquidity through strategic capital raising and hotel dispositions to address our various debt obligations.
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
However, in response to the COVID-19 pandemic, we acquired no hotel properties in the year ended December 31, 2021 and do not intend to acquire hotel properties in the short term as part of our current operating strategy. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.
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
In response to the COVID-19 pandemic, we completed several hotel dispositions to enhance our liquidity to address our various debt obligations and limit capital expenditures. During the year ended December 31, 2020, we disposed of the Sheraton Wilmington and during the year ended December 31, 2021, we sold the Residence Inn Coconut Grove, the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge Hotel and the Duane Street Hotel.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Investment in Hotel Properties.”
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
Our debt includes secured credit facilities, term loans, mortgage debt on certain hotel properties, and unsecured notes payable. Historically, we have used our line of credit capacity to pay down mortgage debt, repurchase common shares subject to market conditions, and fund future acquisitions, as well as for capital improvements and working capital requirements. Given the current operating environment of the hotel industry as a result of the COVID-19 pandemic, which has had a negative impact on our results of operations beginning in March 2020, our main use of proceeds from our line of credit has been to fund working capital requirements and necessary capital improvements. Subject to market conditions, we intend to repay amounts outstanding under the line of credit portion of our credit facility from time to time with proceeds from asset sales, periodic common and preferred equity issuances, debt issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on our indebtedness and financing.

SUSTAINABILITY
Our proprietary sustainability platform, EarthView®, was created in 2010 and is one of the most established sustainability programs in the hospitality industry. Through EarthView, we incorporate economic, environmental, and social initiatives into our overall business strategy. Our approach to sustainability not only drives lower operating expenses and higher real estate value, but is also a framework for identifying efficiencies in current practices, areas for hospitality innovation, and future market trends.

We have been recognized for our approach to driving positive environmental and community impact, and for our leadership in sustainability. In 2021, Hersha ranked first among U.S. lodging peers in the Global Real Estate Sustainability Benchmark (GRESB) Public Disclosure. We have also been selected as “Leader in the Light” by NAREIT in the Lodging & Resorts sector four times for our superior sustainability practices. Additionally, we were included in America’s Most Responsible Companies in 2021 and 2022 by Newsweek.

We are committed to transparent reporting of our ESG results. As such, Hersha publishes an annual sustainability report that is prepared in accordance with relevant international standards and best practices, specifically the Sustainable Accounting Standards Board (SASB) for the Real Estate Sector and the Task-force for Climate-related Financial Disclosures (TCFD).

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
FRANCHISE AGREEMENTS
Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. Most of our hotels operate under franchise licenses from national hotel franchisors, including:

Franchisor	Franchises
Marriott International	Ritz-Carlton, Marriott, Westin, Courtyard by Marriott, TownePlace Suites, Autograph Collection
Hilton Hotels Corporation	Hilton Garden Inn, Hampton Inn
Hyatt Hotels Corporation	Hyatt, Hyatt House
IHG	Holiday Inn Express, Holiday Inn Express & Suites
Pan Pacific Hotel Group	Pan Pacific
We anticipate a majority of the hotels in which we invest will be operated pursuant to franchise licenses.
The franchise licenses generally specify certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. The franchise licenses generally obligate our lessees to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by our lessees, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. In general, the franchise licenses require us to pay the franchisor a fee typically ranging between 3.3% and 9.9% of such hotel’s revenues annually.
PROPERTY MANAGEMENT
We work closely with our hotel management companies to operate our hotels and increase hotel performance for our portfolio.
Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels as of December 31, 2021:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hersha Hospitality Management, L.P.	31	5,133	—	—	31	5,133
South Bay Boston Management, Inc.	—	—	3	468	3	468
Marriott Management	1	86	1	115	2	201
Total	32	5,219	4	583	36	5,802

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

CAPITAL IMPROVEMENTS, RENOVATION AND REFURBISHMENT
Under certain loan agreements, we have established capital reserves for our hotels to maintain the hotels in a condition that complies with their respective requirements. These capital reserves typically range from 3% to 5% of a hotel’s gross revenues and are included in escrow deposits on the consolidated balance sheet. In addition, we may upgrade hotels in our portfolio in order to capitalize on opportunities to increase revenue, and, as deemed necessary by our management, to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenues and profitability and is in the best interests of our shareholders. As hotels are renovated, we may incorporate certain energy and water efficient improvements as part of our EarthView initiatives discussed above. We maintain a capital expenditures policy by which replacements and renovations are monitored to determine whether they qualify as capital improvements.
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
COMPETITION
The U.S. hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. In addition to traditional hotels, our properties also compete with non-traditional accommodations for travelers such as online room sharing services. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under premium brands in the focused-service and full-service segments. Furthermore, we have experienced, and continue to experience, heightened competition due to the ongoing COVID-19 pandemic due to, among other factors: (i) increased fears regarding travel and lodging, which has lowered the number of domestic and international travelers, and (ii) governmental responses to the ongoing COVID-19 pandemic, which has restricted lodging capacity and operations. We believe that hotels, such as our hotels, that are affiliated with leading national brand families, such as Marriott, Hilton, Hyatt, IHG, or Pan Pacific will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.
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
HUMAN CAPITAL
As of December 31, 2021, we had 28 employees who were principally engaged in managing the affairs of the Company. The hotel management companies we engage to operate our hotels are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the labor at our hotels.
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
•Diversity and Inclusion: We support and respect the protection of the internationally recognized United Nations Universal Declaration of Human Rights, as well as labor rights. This approach has led to a diverse workforce at the senior management and workforce levels, with the following demographics across Hersha Hospitality Trust:
–36% of our workforce is women
–33% of our workforce identifies as a member of a minority group
–18% of our workforce is under the age of 30, while 51% of our workforce is between the ages of 30 and 50
Our CEO has signed the CEO Action for Diversity and Inclusion Pledge, joining other CEOs across all industries, and furthering our commitment to these essential principles in the workplace and boardroom.
•Health and Wellness: We support the physical and mental health of our associates by providing access to stress management and healthy living instruction, as well as providing a physical work environment that is comfortable and safe. We encourage work-life balance and have provided associates with the flexibility to work from home during the COVID-19 pandemic.
Our efforts have been recognized, with our Philadelphia office being named "Best Place to Work" by the Philadelphia Business Journal three years in a row. In 2021 and 2022, we were also named in Newsweek's list of America's Most Responsible Companies.
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
SUMMARY
RISKS RELATED TO THE ECONOMY AND CREDIT MARKETS

•	Economic conditions have reduced, and may continue to reduce, demand for hotel properties, which has, and may continue to, adversely affect the Company’s profitability.
•	A sustained recession could result in declines in our average daily room rates, occupancy and RevPAR.
•	Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing.
•	Changes in interest expense as a result of the phase out of LIBOR.

RISKS RELATED TO THE HOTEL INDUSTRY

•	Our hotels are subject to general hotel industry operating risks.
•	The value of our hotels depends on conditions beyond our control.
•	Our investments are concentrated in a single segment of the hotel industry.
•	Operating costs and capital expenditures for hotel renovation may be greater than anticipated.
•	The franchise licenses under which we operate our hotels may be terminated or not renewed.
•	The seasonal and cyclical nature of the hotel industry may cause fluctuations in our operating performance.
•	The increasing use of Internet travel intermediaries by consumers.
•	The need for business-related travel may decline.
•	Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
•	The COVID-19 pandemic has had, and will continue to have, adverse effects on our business.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

•	We face risks associated with the use of debt, including covenant compliance and refinancing risk.
•	We may fail to maintain an effective system of internal controls.
•	We do not operate our hotels or have complete control over implementation of our strategic decisions.
•	Most of our hotels are located in the area from Washington, DC to Boston, MA, including New York City, which may increase the effect of any regional or local events or conditions.
•	We own a limited number of hotels.
•	We focus on acquiring hotels operating under a limited number of franchise brands.
•	We depend on key personnel.
•	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial conditions and disputes between us and our co-venturers.
•	We engage in hedging transactions to limit our exposure to fluctuations in interest rates.
•	Hedging transactions may reduce our shareholders’ equity.
•	We and our hotel managers rely on information technology, which may fail or be inadequate, in our operations.
•	We face possible risks associated with the physical effects of severe weather and climate change.
•	We may be contractually prohibited from paying dividends.
•	Labor shortages and increased employee-related costs may impact operating results.
•	We could be required to refinance our debt before it matures and may not be able to do so on acceptable terms.

RISKS RELATED TO REAL ESTATE INVESTMENT GENERALLY

•	Real estate investments can be illiquid.
•	We may suffer losses not covered by insurance or that are in excess of our insurance coverage limits.
•	Real estate is subject to property taxes.
•	Environmental matters could adversely affect our results.
•	Our hotel properties may contain or develop harmful mold, which could lead to liability and remediation costs.
•	Costs associated with complying with the ADA may adversely affect our financial condition and operating results.

RISKS RELATED TO CONFLICTS OF INTEREST

•	Many of our existing agreements may not have been negotiated on an arm’s-length basis.
•	Conflicts of interest with HHMLP may result in decisions that do not reflect our best interests.
•	Sales or refinancing of certain hotels acquired from related parties may lead to decisions not in our best interest.

RISKS RELATED TO OUR STRUCTURE

•	There are no assurances of our ability to make distributions in the future.
•	Holders of our outstanding preferred shares have certain senior rights to the holders of our common shares.
•	Our Board of Trustees may authorize the issuance of additional shares.
•	Our Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees.
•	Certain provisions of Maryland law may discourage a third party from acquiring us.
•	Our Board of Trustees and management make decisions on our behalf and shareholders have limited policymaking and management rights.

RISKS RELATED TO OUR TAX STATUS

•	If we fail to qualify as a REIT, our dividends will not be deductible, and our income will be subject to taxation.
•	To qualify as a REIT, we must distribute annually a certain percentage of our REIT taxable income.
•	If the leases of our hotels to our TRSs are not respected as true leases, we would fail to qualify as a REIT.
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

On March 5, 2021, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates. In addition, based on guidance from US banking regulators, US financial institutions are not expected to enter into new U.S. Dollar LIBOR (“USD-LIBOR”) contracts after December 31, 2021, which means that any of our new borrowings after December 31, 2021, will be done at alternative rates.

The Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as the replacement for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the uncertainty about which rates will replace LIBOR and the timing of actual replacement.

US regulators and the ARRC have recommended that all LIBOR-based instruments include robust fallback language dictating what rate will apply when LIBOR ends. The fallbacks recommended by the ARRC are different for various non-derivative instruments, and not all USD-LIBOR-based instruments will incorporate the recommended fallbacks. The International Swaps and Derivatives Association (“ISDA”) has implemented fallback language and a protocol that will ensure USD-LIBOR-based derivatives amongst protocol participants fallback to compounded SOFR. However, the variations in fallback language in different financial instruments and the adoption of different replacement rates or methodologies in such fallback language could result in unexpected differences between our USD-LIBOR-based assets and our USD-LIBOR-based interest rate hedges. In addition, we may incur costs amending instruments not covered by the ISDA protocol or by clearinghouse rulebooks to implement fallbacks recommended by the ARRC. We may also decide not to amend, in which case we may bear the cost and risk of litigation. Some instruments, particularly consumer-facing adjustable-rate mortgages, are impractical to amend. With respect to those instruments, we may bear the cost and risk of litigation. Our lenders may be less willing to extend credit secured by assets that do not include robust fallbacks.

It is expected that switching existing financial instruments and hedging transactions from LIBOR to SOFR or other replacement rates will include a spread adjustment. ISDA has described the spread calculation methodology that will apply to derivatives that adopt the ISDA recommendations for derivatives, and the ARRC has recommended the same methodology for all non-consumer financial instruments. The adjustment calculation is intended to minimize value transfer between counterparties, borrowers, and lenders, but there is no assurance that the calculated spread adjustment will be fair and accurate or that it will not result in higher interest costs.

We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. Because the impact of USD-LIBOR cessation is dependent on unknown future facts, the language of individual contracts, and the outcome of potential future litigation, it is not currently practical for our valuation models to account for the cessation of LIBOR. We use service providers to validate the fair values of certain financial instruments. We are not aware of those service providers accounting for the cessation of LIBOR in their pricing models.

The process of transition involves operational risks. References to USD-LIBOR may be embedded in computer code or models, and we may not identify and correct all of those references. Because compounded SOFR is backward-looking rather than forward-looking, parties making or receiving USD-LIBOR-based payments may be unable to calculate payment amounts until the day that payment is due. Proposed mechanisms to solve the operational timing issue may result in a payment amount that does not fully reflect interest rates during the calculation period.

RISKS RELATED TO THE HOTEL INDUSTRY

Our hotels are subject to general hotel industry operating risks, which may impact our ability to make distributions to shareholders.

Our hotels are subject to all operating risks common to the hotel industry. The hotel industry has previously experienced, and is currently experiencing, volatility, as have, and are, our hotels, and there can be no assurance that such volatility will subside or not occur in the future. These risks include, among other things: competition from other hotels; over-building in the hotel industry that could adversely affect hotel revenues and hotel values; increases in operating costs due to inflation, labor shortages and other factors, which may not be offset by increased room rates; reduction in business and commercial travel and tourism, including as a result of legislation, executive policies or pandemics such as COVID-19; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; civil unrest; adverse effects of general and local economic conditions; and adverse political conditions. Certain of these factors have reduced, and may continue to reduce, revenues of our hotels, or increase operating expenses of our hotels, which has adversely affected, and may continue to adversely affect, our ability to make distributions to our shareholders.

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

Our investments are focused in a concentrated segment of the hotel industry.

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

The hotel industry is seasonal in nature. Generally, in certain markets we operate, hotel revenues are greater in the second, third quarter, and fourth quarters than in the first quarter. Revenues for hotels and resorts in tourist areas generally are substantially greater during tourist season than other times of the year. Our hotels’ operations historically reflect this trend in these markets. As a result, our results of operations may vary on a quarterly basis, impairing comparability of operating data and financial performance on a quarter to quarter basis.

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

The global pandemic caused by COVID-19 has had, and is continuing to have, a severe and negative impact on both the U.S. economy and the global economy. Financial markets have experienced significant volatility during 2020 and 2021, which is expected to continue over upcoming quarters. Globally and throughout the United States, federal, state, and local governments have instituted quarantines, domestic and international travel restrictions and advisories, school closings, "shelter in place" orders, social distancing efforts, limits on gathering size and restrictions on types of businesses that may continue operations. These restrictions have had, and may continue to have, a severe impact on the U.S. lodging industry. Many of our hotels suspended operations while others operated at a significantly reduced occupancy.

During the first half of 2020 as a result of the impact of the COVID-19 pandemic, we had temporarily closed 21 of our 48 hotels while our remaining hotels operated in a significantly reduced capacity. All of our hotels were reopened or disposed of by the end of the second quarter of 2021; however, future significant decreases in demand may lead to future closings. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

While the uncertainty regarding the severity and duration of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial market and an increase in unemployment in the U.S. Although the FDA has approved certain therapies and vaccines for use and distribution to most groups of individuals, there remain uncertainties as to the overall efficacy of the vaccines, especially as new variant strains of COVID-19 have emerged, which often have a higher level of resistance to the vaccines administered. Until such therapies and vaccines are widely administered and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn, and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations, and cash flows.

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

•
travelers may be dissuaded from traveling due to possible enhanced COVID-19-related screening measures and vaccine mandates or lack of mandates which are being implemented across multiple markets we serve;

•	travelers may be dissuaded from traveling due to the concern that additional travel restrictions implemented between their departure and return may affect their ability to return to their homes;
•
commercial airline service has been reduced or previously suspended to many of the areas in which our hotels are located, if scheduled airline service does not increase or return to normal levels it could negatively affect our revenues;

•	there remain uncertainties as to the amount of vaccine available for distribution, particularly internationally, the public's willingness and ability to get vaccinated, and the overall efficacy of the vaccines, especially as new variant strains of COVID-19 have emerged which have a higher level of resistance to administered vaccines;

•
the reduced economic activity could also result in an economic recession, and increased unemployment, which could negatively impact future ability or desire to travel lodging demand and, therefore, our revenues, even when temporary restrictions are not in place;

•	a decrease in the ancillary revenue from amenities at our properties;
•
the financial impact of the COVID-19 pandemic has (i) negatively impacted our compliance with covenants in certain debt obligations, triggering cash management provisions provided for in one mortgage and (ii) could negatively impact our future compliance with the financial covenants of our Credit Facility after these covenants again become applicable in 2022, which could result in an event of default and an acceleration of indebtedness under the Credit Facility, which would adversely affect our financial condition and liquidity;

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

At December 31, 2021, we had outstanding debt of approximately $1,130,030. We may borrow additional amounts from the same or other lenders in the future. Any future repurchases of our own shares may require additional borrowings. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

At December 31, 2021, one of our mortgage borrowings failed its debt service coverage ratio ("DSCR") requirement. This triggers a cash management provision in which the lender sweeps cash receipts from the property into a lockbox to service debt payments. While we have amended the agreements governing our credit facility and have received waivers of certain covenants through March 31, 2022, after considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings or under our Credit Facility within the next twelve months. We have received financial covenant waivers from certain of our mortgage lenders, which provided us relief from financial covenants for a period of time that does not extend beyond the first quarter of 2022. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

A substantial amount of our indebtedness will mature within the next six months to four years, including the maturity of the First and Third Term Loans, as well as our line of credit, totaling $337,319 in August 2022. There is a risk that we may not be able to refinance existing debt, including the 2022 maturities, or that the terms of any refinancing will not be as favorable as the terms of the existing debt. The failure to obtain a waiver or amendment for our 2022 maturities, or otherwise repay the debt, could lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern. If principal payments due on other debt at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, we may be forced to use operating income to repay such indebtedness, which would have a material adverse effect on our cash available for distribution in years when significant “balloon” payments come due. In some such cases, we may lose the applicable hotels to foreclosure. This risk is particularly significant.

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

Our ability to repay the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including the COVID-19 pandemic, the responses thereto and the effects thereof, and our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not continue to maintain sufficient cash reserves, our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures, and our cash needs may increase. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets (even at unfavorable prices), restructuring debt, obtaining waivers with respect to our debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with our debt covenants, or obtain waivers with respect thereto, could result in an event of default which, if not cured or waived, could result in acceleration of our debt.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could harm our business and the value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal controls over financial reporting. Although we currently believe that we have effective internal controls, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2021, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

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
[
As of December 31, 2021, New York City has been significantly adversely impacted by the COVID-19 pandemic disproportionately compared to other cities in the U.S. and across the globe. Many of our hotels closed in the first quarter of 2020 but began reopening when New York City entered phase two of its state-mandated reopening plan in the second quarter of 2020. Because of the disproportionate impact, the economic recovery following the COVID-19 pandemic may be delayed more in New York City than in other parts of the country, which may cause reduced demand for hotels there. Therefore, our concentration of assets in New York City may have an adverse impact on the fair value of our assets, our results of operations, our financial condition and our ability to pay dividends to our stockholders at expected levels or at all.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2021, our portfolio consisted of 32 wholly-owned limited and full service properties with a total of 5,219 rooms, 1 hotel owned through a consolidated joint venture with a total of 115 rooms, and interests in 3 limited service properties owned through joint venture investments with a total of 468 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

As of December 31, 2021, we had several joint ventures in which we shared ownership and decision-making power with one or more parties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility: that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Our joint venture partners must agree in order for the applicable joint venture to take, or in some cases, may have control over whether the applicable joint venture will take, specific major actions, such as budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

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

We recognize there are inherent weather and climate risks that may impact our business, including, but not limited to, storms, hurricanes, sea level rise, floods, extreme temperatures, wildfires, drought, and water stress. Climate change may increase the frequency and severity of such climate phenomenon and weather events. Should (i) weather events or (ii) the impact of climate change be severe or continue for lengthy periods of times, these risks may be exacerbated and may directly damage our hotels, disrupt hotel operations and our supply chain, reduce travel demand to affected areas, increase operating costs, and increase (or make unavailable) property insurance on terms we find acceptable. There can be no assurance that severe weather and climate change will not have a material adverse effect on our properties, operations, or business. In addition, existing and future environmental regulations may require significant capital expenditures beyond our planned capital expenditures in order to comply with regulations enacted to address climate change.

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

We may be unsuccessful in obtaining a waiver or amendment to our Credit Agreement, specifically with respect to the Credit Facility covenants, prior to certain covenants being measured for the period ending June 30, 2022. The failure to obtain such a waiver or amendment, or otherwise repay the debt, could lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern.

The covenant waivers on our Credit Facility extend through March 31, 2022. Absent additional amendments to our Credit Agreement, however, we believe that it is possible that we could breach certain of our Credit Facility covenants when measured for the period ended June 30, 2022, or a subsequent quarter. This potential event of default could lead to potential acceleration of amounts due under the Credit Facility. Notwithstanding our belief that we probably will be successful in renegotiating the terms of our Credit Facility prior to an event of default, we believe that we will continue to have access to the capital markets. Also, we could choose to raise cash by selling hotel properties, although there can be no assurances we would be successful on terms favorable to us.

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

We could experience significant increases to our operating costs or decreases in operating revenues due to labor shortages and increased employee-related costs.

The Company has experienced and may continue to experience increased operating costs due to increased labor costs. A number of factors contribute to increased labor costs, which may continue, such as a shortage of hospitality workers, increased dependence on contract workers, the loss of unvaccinated employees in jurisdictions requiring vaccination, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety. These labor shortages have become more pronounced as a result of the COVID-19 pandemic. Further, increased turnover rates within the employee base at the hotels and in our corporate offices can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Significant labor shortages could prohibit us from operating at our hotels at full capacity which would result in a decrease in operating revenues. Labor cost increases may continue in the future and, as a result, our profitability could decline.

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

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2021, 3,000,000 Series C Preferred Shares, 7,701,700 Series D Preferred Shares and 4,001,514 Series E Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

We may pay taxable dividends partly in shares and partly in cash,in which case shareholders may sell our shares to pay tax on such dividends, placing downward pressure on the market price of our shares.

We may make taxable dividends that are payable partly in cash and partly in shares. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the share distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). Pursuant to recently released IRS guidance, this threshold is reduced from 20% to 10% for distributions declared by a publicly offered REIT on or after November 1, 2021 and on or before June 30, 2022. If in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth certain information with respect to the 32 hotels we wholly-owned and 1 hotel owned within our consolidated joint venture as of December 31, 2021, all of which are consolidated on the Company’s financial statements.

Market	Name	Location	Year Opened	Number of Rooms
Boston Urban and Metro	The Envoy, Boston Seaport	Boston, MA	2015	136
	The Boxer, Boston	Boston, MA	2004	80
	Courtyard by Marriott Brookline	Brookline/Boston, MA (1)	2003	188
	Mystic Marriott Hotel & Spa	Groton, CT	2001	285

California - Washington	The Ambrose Hotel, Santa Monica	Santa Monica, CA	2015	77
	The Sanctuary Beach Resort	Monterey Bay, CA	2014	60
	The Hotel Milo, Santa Barbara	Santa Barbara, CA (1)	2001	121
	Courtyard by Marriott Los Angeles Westside	Los Angeles, CA	2008	260
	Courtyard by Marriott Sunnyvale	Sunnyvale, CA	2014	145
	TownePlace Suites Sunnyvale	Sunnyvale, CA (1)	2003	94
	The Pan Pacific Hotel Seattle	Seattle, WA	2006	153

NYC Urban	Hyatt Union Square	Union Square, New York, NY	2013	178
	Hilton Garden Inn Manhattan Midtown East	Midtown East, New York, NY	2014	206
	Hilton Garden Inn TriBeCa	TriBeCa, New York, NY	2009	151
	Hampton Inn Seaport	Seaport, New York, NY	2006	65
	Holiday Inn Express Chelsea	Madison Square Garden, New York, NY	2006	228
	Hilton Garden Inn JFK	JFK Airport, New York, NY (1)	2005	192
	Gate Hotel JFK Airport	JFK Airport, New York, NY (1)	2008	150
	Nu Hotel, Brooklyn	Brooklyn, New York, NY	2008	93

NY-NJ Metro	Hyatt House White Plains	White Plains, NY	2000	187

Philadelphia	The Rittenhouse Hotel	Philadelphia, PA	2004	118
	Philadelphia Westin	Philadelphia, PA	1990	294
	Hampton Inn Center City/ Convention Center	Philadelphia, PA	2001	250

South Florida	Cadillac Hotel & Beach Club	Miami, FL	2004	357
	The Ritz-Carlton, Coconut Grove	Coconut Grove, FL	2002	115
	The Blue Moon Hotel, Miami Beach	Miami, FL	2013	75
	The Winter Haven Hotel, Miami Beach	Miami, FL	2013	70
	Parrot Key Hotel & Villas	Key West, FL	2013	148

Washington D.C.	The Ritz-Carlton, Georgetown	Georgetown, DC	2014	86
	The St. Gregory Hotel, Dupont Circle	Washington, DC	2014	156
	Hilton Garden Inn M Street	Washington, DC	2014	238
	Hampton Inn Washington, D.C.	Washington, DC	2005	228
	Annapolis Waterfront Hotel	Annapolis, MD (1)	1968	150

		TOTAL ROOMS		5,334
(1) Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement. These ground lease agreements typically have initial terms of 99 years and all have a remaining term of at least 43 years.

The following table sets forth certain information with respect to the 3 hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2021.

Market	Name	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset
Boston	Courtyard	South Boston, MA (1)	2005	164	50%
	Holiday Inn Express	South Boston, MA (1)	1998	174	50%
	Home2 Suites	South Boston, MA (1)	2020	130	50%

		TOTAL ROOMS		468
(1) The joint ventures interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreements. These ground lease agreements typically have terms of 60 years and all have a remaining term of at least 43 years.
.

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
SHAREHOLDER INFORMATION
At December 31, 2021 we had approximately 150 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 28 entities and persons, including our company.
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

Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section includes discussion of financial information as of and for the year ended December 31, 2021 and provides comparisons to the same information as of and for the year ended December 31, 2020. Comparisons of 2020 financial information to the same information for 2019 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 29, 2021.
Certain statements appearing in this Item 7 are forward-looking statements within the meaning of the federal securities laws. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. See “Cautionary Factors That May Affect Future Results” for additional information regarding our forward-looking statements.
BACKGROUND
As of December 31, 2021, we owned interests in 36 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Seattle, and Miami including 32 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 3 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor, as defined under the REIT rules, to manage the hotels. As of December 31, 2021, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. Each TRS directly receives all revenue from, and funds all expenses relating to, hotel operations of the hotels that it leases. Each TRS is also subject to income tax on its earnings.
COVID-19
We started to realize the effects from the global economic slowdown caused by the COVID-19 pandemic in March of 2020. Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand. Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we originally closed 21 hotel properties in 2020 and dramatically reduced staffing at the hotels that remained open and at the corporate level. We subsequently reopened all of our consolidated hotels by the end of the first quarter 2021, except the Duane St. hotel which we disposed of in the second quarter of 2021. The reopening of our consolidated hotels provided us the opportunity to capture incremental demand through the end of 2020 and during the early stages of an economic recovery in 2021.
The global impact of the pandemic continues to evolve, and in the United States, certain states and cities, including most of the states and cities where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closings, "stay at home" rules and restrictions on types of business that may continue to operate. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic. In addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. We suspended our common and preferred dividends in 2020 and during the year ended December 31, 2021, we paid approximately $24.2 million in preferred dividend arrearage that was not paid in 2020. We also deferred certain planned capital expenditures for 2020 and continued to reduce capital expenditures in 2021. In February 2021, the Company entered into an unsecured notes facility that provided net proceeds of $144.8 million at closing. The initial net proceeds of $144.8 million provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our credit agreements, allowing us to amend our credit agreements on February 17, 2021, eliminating maturities under the credit agreements until August of 2022. The credit agreement amendments also waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, and provided additional liquidity at the Company’s discretion.
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
SUMMARY OF OPERATING RESULTS
The following tables outline operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the years ended December 31, 2021, and 2020. Common key performance metrics utilized by the lodging industry are occupancy, average daily rate ("ADR"), and revenue per available room ("RevPAR"). Occupancy is calculated as the percentage total rooms sold compared to rooms available to be sold, while ADR measures the average rate earned per occupied room, calculated as total room revenue divided by total rooms sold. RevPAR is a derivative of these two metrics which shows the total room revenue earned per room available to be sold. Management uses these metrics in comparison to other hotels in our self-defined competitive peer set within proximity to each of our hotel properties.
We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational as of the end of the period reported. Based on this definition, for the year ended December 31, 2021, there are 33 comparable consolidated hotels.

For the comparison of December 31, 2021 to December 31, 2020, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2021, excluding the results of all hotels sold during the years ended December 31, 2021 and 2020.

COMPARABLE CONSOLIDATED HOTELS:
	(Includes 33 hotels in both years)
	Year Ended December 31, 2021	Year Ended December 31, 2020	2021 vs. 2020 % Variance
	(dollars in thousands except ADR and RevPAR)
Occupancy	56.3%	36.5%	1,983 bps
Average Daily Rate (ADR)	$215.22	$181.36	18.7%
Revenue Per Available Room (RevPAR)	$121.24	$66.20	83.1%

Room Revenues	$236,047	$128,757	83.3%
Hotel Operating Revenues	$291,931	$159,460	83.1%
Overall, our comparable hotel portfolio experienced meaningful recovery in 2021 from the significant disruptions in 2020 as a result of the COVID-19 pandemic. This increase in demand across the entire hotel industry resulted in 2021 operating results far above 2020. RevPAR for the year ended December 31, 2021 increased 83.1% for our comparable consolidated hotels when compared to 2020.
Comparison of the Year Ended December 31, 2021 to December 31, 2020
(dollars in thousands)
Revenue
Our total revenues for the years ended December 31, 2021 and 2020 consisted of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $119,423 or 67.7%, to $295,866 for the year ended December 31, 2021 compared to $176,443 for the same period in 2020. This increase is primarily attributable to an increase in demand across our portfolio in 2021 as the comparable period in 2020 was at the nadir of the reduction in operations across our portfolio due to the decrease in demand caused by the COVID-19 pandemic. The increase in demand is partially offset by a reduction in hotel operating revenue of $13,301 attributable to the sale of five hotels during the year ended December 31, 2021 and the sale of one hotel in December of 2020.

Expenses

Total hotel operating expenses were $178,156 for the year ended December 31, 2021 compared to $140,256 for the year ended December 31, 2020. The increase in hotel operating expenses is due to increased operations at our hotels for the year ended December 31, 2021 as we had temporarily closed certain of our hotels and reduced operations at the remaining hotels as a result of the decrease in demand caused by the COVID-19 pandemic during the year ended December 31, 2020. This increase in hotel operating expense is partially offset by a reduction of hotel operating expenses of $12,154 as a result of the sale of hotels noted above.
Depreciation and amortization decreased by 14.1%, or $13,649, to $83,309 for the year ended December 31, 2021 from $96,958 for the year ended December 31, 2020. We incurred a reduction in depreciation and amortization expense of $7,071 as a result of the 2020 and 2021 hotel dispositions noted above. The remaining reduction in expense is primarily attributable to assets that fully depreciated during 2020 and 2021 which were acquired as part of a 2015 or 2016 acquisition, or a large renovation project that was completed five to seven years ago.
Real estate and personal property tax and property insurance decreased $4,141, or 10.1%, for the year ended December 31, 2021 when compared to 2020. Real estate and personal property taxes decreased $4,272, which was partially offset by an increase in property insurance of approximately $131. Approximately $2,469 of the total decrease in real estate and personal property taxes is a result of the dispositions noted above, and the remaining decrease is attributable to a decrease in real estate tax assessments, specifically in the New York City, Florida and Washington D.C. markets. Our property insurance costs generally rise annually, which was partially offset in 2021 by a $538 reduction in expense as a result of the hotel dispositions noted above.
General and administrative expense increased by $2,949 to $23,027 for the year ended December 31, 2021 from $20,078 for the year ended December 31, 2020.  General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $2,545 when comparing the year ended December 31, 2021 to 2020. This increase resulted primarily from an increase in the valuation of certain market based award programs and a difference in the timing of share based compensation recognition.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.
Loss on Impairment of Assets
During the year ended December 31, 2020, the Company recorded an impairment charge of $1,069 related to the Duane Street Hotel, which was held for sale as of December 31, 2020. During the year ended December 31, 2020, we determined that the carrying value of the hotel exceeded the anticipated net proceeds from sale, resulting in the impairment charge. During the year ended December 31, 2021, we incurred an additional impairment charge of $222, which primarily relates to an additional impairment charge incurred prior to the disposition of the Duane Street hotel during the year ended December 31, 2021.
Insurance Recoveries in Excess of Property Loss
During the year ended December 31, 2021, the Company recorded a gain from insurance recoveries in the amount of $711 compared to property losses in excess of recoveries of $8,960 during the comparable period in 2020.  During the year ended December 31, 2020, the Company received a total of $10,749 in insurance proceeds, which was offset by a total of $1,789 in funds applied to previously recorded insurance receivables. The insurance proceeds in 2020 include a final settlement payment of $8,147 from our insurer related to the Hurricane Irma damages incurred at the Parrot Key Hotel & Villas. During the year ended December 31, 2021, we received net proceeds of $961 from COVID-19 business interruption claims, which was partially offset by a $250 deductible at our Hampton Inn Philadelphia hotel.
Operating Loss
Operating loss for the year ended December 31, 2021 was $29,592 compared to operating loss of $122,389 during the same period in 2020. Our decrease in operating loss was primarily driven by the increase in hotel operating revenues, which is the result of an increase in demand across our portfolio, while maintaining certain cost containment strategies in place due to the COVID-19 pandemic. Additionally, we had a decrease in depreciation and amortization expense during the year ended December 31, 2021 compared to 2020 primarily as a result of the hotel disposals noted above. Partially offsetting this decreased loss was a decrease in insurance recoveries.

Interest Expense
Interest expense increased $4,270 from $53,279 for the year ended December 31, 2020 to $57,549 for the year ended December 31, 2021. The balance of our borrowings, excluding discounts and deferred costs, have decreased by $71,341 in total between December 31, 2020 and December 31, 2021. However, we experienced an increase in our weighted average interest rate, driven by the unsecured junior notes payable facility we entered into in February 2021, and increased interest expense related to the amortization of additional deferred costs incurred during the year ended December 31, 2021. Proceeds from the junior notes payable were used to reduce borrowings under our secured credit facility and term loans.
Gain on Disposition of Hotel Properties
During the year ended December 31, 2021, we sold the Residence Inn Coconut Grove, the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge Hotel and the Duane Street Hotel. The sale of these hotels, excluding the Duane Street Hotel, resulted in gains totaling $48,352 for the year ended December 31, 2021. During the year ended December 31, 2020, the Company sold the Sheraton Wilmington and recorded a gain of $1,158 as a result.
Unconsolidated Joint Venture Investments
The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Loss from our unconsolidated joint ventures decreased by $646 to a loss of $2,292 for the year ended December 31, 2021 compared to loss of $2,938 during the same period in 2020. This reduction in losses relates to the net operating losses of our joint venture properties for the year ended December 31, 2021 compared to 2020.
Income Tax Expense
During the year ended December 31, 2021, the Company recorded income tax expense of $838 compared to income tax expense of $11,329 for the year ended December 31, 2020.  After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of December 31, 2021, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020, which was the primary driver of income tax expense in 2020. As a result, the balance of our net deferred tax asset at December 31, 2021 is $0. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).
Net Loss Applicable to Common Shareholders
Net loss applicable to common shareholders for the year ended December 31, 2021 was $64,347 compared to a net loss of $190,521 during the same period in 2020.  This decrease in loss is primarily related to an increase in gain on hotel dispositions of $47,194, as well as a decrease in operating loss of $92,797.
Comprehensive Loss Income Applicable to Common Shareholders
Comprehensive loss applicable to common shareholders for the year ended December 31, 2021 was $47,819 compared to $210,806 for the same period in 2020. This change can be attributed to the items affecting Net Loss Applicable to Common Shareholders as more fully described above, as well as an increase in Other Comprehensive Income of $40,694.
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

Junior Unsecured Notes Facility, Credit Facility and Term Loans
In February 2021, the Company entered into a junior unsecured notes facility (“Junior Notes”) that provided net proceeds of $144,750 at closing. The Junior Notes bear interest at a rate of 9.50%, of which half, or 4.75%, will be paid in cash with the remaining half added to the principal of the note through March 31, 2022. The Junior Notes mature in February of 2026 and are non-callable through February 2022. The Junior Notes are callable at 104% beginning February of 2022, 102% beginning in February 2023, and at par any time beginning in February 2024.

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

Our secured debt facilities aggregate to $747,481, which is comprised of a $442,404 senior secured credit facility and two secured term loans totaling $305,077. The secured credit facility (“Credit Facility”) contains a $192,404 secured term loan (“First Term Loan”) and a $250,000 secured revolving line of credit (“Line of Credit”), and expires on August 10, 2022. As of December 31, 2021, we had $118,684 outstanding under the Line of Credit.   Our two additional secured term loans are $278,846 (“Second Term Loan”) and $26,231 (“Third Term Loan”), which mature on September 10, 2024 and August 10, 2022, respectively.
We will continue to monitor our debt maturities to manage our liquidity needs. As noted above, the Credit Facility and Third Term Loan totaling $337,319, including the $118,684 drawn on the Line of Credit as of December 31, 2021, will mature in August of 2022. Management intends to explore options including, but not limited to, additional asset sales, the refinancing of debt and the offering of equity or equity-linked securities prior to the maturity of the Credit Facility and the Third Term Loan in August of 2022. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms.
Common Share Repurchase Plan
There was no share repurchase program for the year-ended December 31, 2021.
Acquisitions
During the year ended December 31, 2021, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.
Dispositions
During the year ended December 31, 2021, we disposed of five hotel properties for an aggregate sales price of $196,500 resulting in gain on dispositions of $48,352. The net proceeds were used to repay existing debt.
Operating Liquidity and Capital Expenditures

Our short-term liquidity requirements generally consist of funds necessary to pay our scheduled debt service and operating expenses and capital expenditures directly associated with our hotels. We expect to meet our short-term liquidity requirements, other than the Credit Facility and Third Term Loan maturities noted above, generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Line of Credit.

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

At December 31, 2021, one of our mortgage borrowings failed its debt service coverage ratio ("DSCR") requirement. The lender for this mortgage has elected its right to escrow property level cash flow for the purpose of meeting future payment obligations. After considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. We have received financial covenant waivers from certain of our mortgage lenders, which provided us relief from financial covenants for a period of time and established accomodative covenant testing in 2022. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

Spending on capital improvements during the year ended December 31, 2021 decreased when compared to spending on capital improvements during the year ended December 31, 2020. During the year ended December 31, 2021, we spent $10,873 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $26,340 during the same period in 2020. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, and if necessary, borrowings under the Line of Credit, proceeds from issuances of our securities and hotel dispositions, to pay for the cost of capital improvements and furniture, fixture and equipment requirements.

CASH FLOW ANALYSIS
(dollars in thousands)

Comparison of the Years Ended December 31, 2021 and December 31, 2020
Net cash provided by and used in operating activities increased by $73,697 from net cash used in operating activities of $57,465 for the year ended December 31, 2020 to net cash provided by operating activities of $16,232 for the year ended December 31, 2021. The increase in cash flow is primarily attributable to an increase in hotel property cash flow as a result of an increase in demand since the onset of the COVID-19 pandemic.
Net cash provided by investing activities for the year ended December 31, 2021 was $151,471 compared to net cash used in investing activities of $1,515 for the year ended December 31, 2020. The following items are the major contributing factors for the change in investing cash flows:
•An increase in comparative cash flows of $15,467 related to a decrease in spending on capital expenditures and planned property repositioning for the year ended December 31, 2021 compared to 2020. We continue to be extremely selective with capital expenditures in an effort to preserve liquidity;

•An increase in comparative cash flows of $143,992 from the sale of the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, the Residence Inn Coconut Grove, and the Duane Street Hotel during the year ended December 31, 2021 compared to the sale of one hotel property sale, the Sheraton Wilmington, for the year ended December 31, 2020;

•A decrease in comparative cash flows from the receipt of $6,338 in insurance proceeds during the year ended December 31, 2020 related to claims for property losses, and no comparable insurance proceeds during the year ended December 31, 2021;
•During the year ended December 31, 2021, we made contributions to our SB Partners, and Hiren Boston joint ventures totaling $1,489 compared to contributions to our SB Partners and Hiren Boston joint ventures totaling $1,125 during the year ended December 31, 2020. Partially offseting our 2021 contributions to our joint ventures was a $250 distribution from our SB Partners Three joint venture.

Net cash used in financing activities for the year ended December 31, 2021 was $106,365 compared to net cash provided by financing activities for the year ended December 31, 2020 of $45,602. The following items are the major contributing factors for the change in financing cash flow:

•The primary use of cash in 2021 was the payment of $187,024 of outstanding borrowings under the Term Loan agreements. We received net proceeds of $144,750 from the issuance of the Junior Notes, a portion of which, in addition to the proceeds received from the hotel dispositions noted above, were used to pay down the Term Loans;
•Payment of $6,231 of deferred financing costs for the year ended December 31, 2021 which primarily relate to the Junior Notes issuance noted above, as compared to the payment of $3,188 during the year ended December 31, 2020;
•A decrease in comparative cash flows as we had net draws of $85,053 on our Line of Credit during the year ended December 31, 2020, compared to net repayments of $14,369 during the same period in 2021;

•An increase in cash payments of $24,254 related to dividends paid. During the year ended December 31, 2021, our executed amendments to the Credit Agreements allowed for the payment of the total arrearage of unpaid cash dividends due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares of approximately $24,173, which was paid on March 26, 2021, as well as dividends of $6,044 on these preferred shares in April 2021, July 2021, and October 2021. During the year ended December 31, 2020 we paid dividends of $6,044 on these preferred shares and $12,007 on our Common Shares, Common Units and LTIP Units.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Net loss applicable to common shareholders	$(64,347)	$(190,521)	$(27,843)
Loss allocated to noncontrolling interests	(4,672)	(22,915)	(2,178)
Loss (income) from unconsolidated joint ventures	2,292	2,938	(691)
Gain on disposition of hotel properties	(48,352)	(1,158)	—
Loss from impairment of depreciable assets	222	1,069	—
Depreciation and amortization	83,309	96,958	96,529
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	(31,548)	(113,629)	65,817

(Loss) income from Unconsolidated Joint Ventures	(2,292)	(2,938)	691
Unrecognized pro rata interest in loss (1)	(1,053)	(1,417)	(4,247)
Depreciation and amortization of difference between purchase price and historical cost (2)	94	83	96
Interest in depreciation and amortization of unconsolidated joint ventures (3)	2,508	1,828	5,234
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	(743)	(2,444)	1,774

Funds from Operations applicable to common shareholders and Partnership units	$(32,291)	$(116,073)	$67,591

Weighted Average Common Shares and Units Outstanding
Basic	39,089,987	38,613,563	38,907,894
Diluted	44,172,521	44,066,289	43,390,093
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
INFLATION
Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates. The Company’s largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. There can be no guarantee we will not experience increases in the cost of labor, as the need for hospitality employees is expected to grow. In addition, suppliers pass along rising costs to us in the form of higher prices. We have the ability to pass on these increased costs associated with providing services by adjusting room rates.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, especially in light of the current economic environment due to the COVID-19 pandemic. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2021 and 2020 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods.

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

Our impairment evaluation contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. Key assumptions used in estimating future cash flows and asset fair values include expected future operating income, as well as the holding period and the expected terminal capitalization rate. Estimates of revenue growth and operating expenses are based on third-party market data, where available and applicable to the hotel evaluated, and internal projections which consider the hotel’s historical performance, hotel demand, competition and other factors that impact the hotel’s performance. The terminal capitalization rate is selected based on third-party market data, recent dispositions, and what we believe a buyer would assume when determining a purchase price for the hotel. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. As of December 31, 2021, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value. Asset impairment charges are discussed in Note 2, Investment in Hotel Properties, to the consolidated financial statements included in Item 8 of Part II of this 10-K.

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Note 7, “Commitments and Contingencies and Related Party Transactions,” to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)
Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2021, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility, Second Term and Third Term Loans and certain variable rate mortgages and notes payable. As of December 31, 2021, we had total variable rate debt outstanding of $281,841 with a weighted average interest rate of 2.96%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2021 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2021 of $2,978.
Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2021, we have an interest rate cap related to debt on Courtyard, LA Westside, Culver City, CA, and we have seven interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Agreements. We do not intend to enter into derivative or interest rate transactions for speculative purposes.
As of December 31, 2021, approximately 78% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 22% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR.
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banks discontinued new LIBOR debt issuances by December 31, 2021. However, the ICE Benchmark Administration, in its capacity as administrator of LIBOR, has announced that it intends to extend publication of LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.

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

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2021 to be approximately $1,126,005 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2021 to be approximately $1,168,069.
We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of December 31, 2021, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Fixed Rate Debt	$240,136	$420,040	$188,014	$—	$848,190
Weighted Average Interest Rate	5.25%	6.21%	9.50%	N/A	5.24%

Floating Rate Debt	$26,846	$84,762	$—	$51,548	$163,156
Weighted Average Interest Rate	3.46%	3.24%	N/A	3.10%	3.23%

	$266,982	$504,802	$188,014	$51,548	$1,011,346

Line of Credit	$118,684	$—	$—	$—	$118,684
Weighted Average Interest Rate	2.50%	N/A	N/A	N/A	2.50%
	$385,666	$504,802	$188,014	$51,548	$1,130,030
The table incorporates only those exposures that existed as of December 31, 2021, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant debt maturities in August 2022 for which the Company does not have committed funding sources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The assessment of consolidated hotel properties for potential impairment

As discussed in Note 1 to the consolidated financial statements, the Company tests its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of any of the hotel properties may not be recoverable. For hotel properties that have an indication that its carrying value may not be recoverable, an undiscounted cash flow analysis is prepared using various inputs and assumptions, including estimated holding period, and expected terminal capitalization rate. The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry and resulted in recoverability analyses being performed on all of the Company’s consolidated hotel properties, and COVID-19 has had a significant impact on the Company’s ability to project future cash flows from operations and estimated holding period. Investment in hotel properties, net of accumulated depreciation, was $1.7 billion, or 91% of total assets at December 31, 2021.

We identified the assessment of consolidated hotel properties for potential impairment as a critical audit matter. Significant auditor judgment was required to evaluate certain key assumptions, specifically, the judgments related to the Company’s estimated holding period, expected terminal capitalization rate, and projected undiscounted cash flows from operations, including the effects of COVID-19 and the resulting duration of the economic effects on its properties. Changes in the key assumptions could have a significant impact on the determination of recoverability of the carrying value of the Company’s investments in hotel properties.

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
February 23, 2022

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	December 31, 2021	December 31, 2020
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,665,097	$1,784,838
Investment in Unconsolidated Joint Ventures	5,580	6,633
Cash and Cash Equivalents	72,238	16,637
Escrow Deposits	12,707	6,970
Hotel Accounts Receivable	8,491	5,690
Due from Related Parties	2,495	2,641
Intangible Assets, Net of Accumulated Amortization of $6,944 and $6,840	1,335	1,739
Right of Use Assets	43,442	44,126
Other Assets	21,759	15,494
Hotel Assets Held for Sale	—	96,220
Total Assets	$1,833,144	$1,980,988

Liabilities and Equity:
Line of Credit	$118,684	$133,053
Secured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	496,085	681,744
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	198,490	50,789
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	304,614	330,848
Lease Liabilities	53,691	53,852
Accounts Payable, Accrued Expenses and Other Liabilities	43,207	58,453
Dividends and Distributions Payable	6,044	—
Due to Related Parties	1,723	—
Total Liabilities	$1,222,538	$1,308,739

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 12)	2,310	—

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at December 31, 2021 and December 31, 2020, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at December 31, 2021 and December 31, 2020; 39,325,025, and 38,843,482 Shares Issued and Outstanding at December 31, 2021 and December 31, 2020, respectively	394	389
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2021 and December 31, 2020	—	—
Accumulated Other Comprehensive Loss	(2,747)	(19,275)
Additional Paid-in Capital	1,155,034	1,150,985
Distributions in Excess of Net Income	(595,454)	(509,243)
Total Shareholders' Equity	557,374	623,003

Noncontrolling Interests (Note 1):	50,922	49,246

Total Equity	608,296	672,249

Total Liabilities, Redeemable Noncontrolling Interests, and Equity	$1,833,144	$1,980,988
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2021	2020	2019
Revenue:
Hotel Operating Revenues:
Room	$237,988	$142,260	$424,698
Food & Beverage	31,778	15,418	65,379
Other Operating Revenues	26,100	18,765	39,591
Other Revenues	123	217	292
Total Revenues	295,989	176,660	529,960

Operating Expenses:
Hotel Operating Expenses:
Room	51,885	38,787	93,488
Food & Beverage	24,756	16,199	52,820
Other Operating Expenses	101,515	85,270	171,128
Hotel Ground Rent	4,400	4,301	4,581
Real Estate and Personal Property Taxes and Property Insurance	36,787	40,928	38,601
General and Administrative (including Share Based Payments of $12,033, $9,488, and $10,803 for the years ended December 31, 2021, 2020, and 2019, respectively)	23,027	20,078	26,431
Acquisition and Terminated Transaction Costs	391	4,419	—
Loss on Impairment of Assets	222	1,069	—
Depreciation and Amortization	83,309	96,958	96,529
Insurance Recoveries in Excess of Property Loss	(711)	(8,960)	12
Total Operating Expenses	325,581	299,049	483,590

Operating (Loss) Income	(29,592)	(122,389)	46,370

Interest Income	15	39	253
Interest Expense	(57,549)	(53,279)	(52,205)
Other Income (Expense)	128	(522)	(584)
Gain on Disposition of Hotel Properties	48,352	1,158	—
Loss on Debt Extinguishment	(3,069)	—	(280)
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(41,715)	(174,993)	(6,446)

(Loss) Income from Unconsolidated Joint Venture Investments	(2,292)	(2,938)	691

Loss Before Income Taxes	(44,007)	(177,931)	(5,755)

Income Tax Expense	(838)	(11,329)	(92)

Net Loss	(44,845)	(189,260)	(5,847)

Loss Allocated to Noncontrolling Interests - Common Units	6,824	19,698	2,366
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	(2,152)	3,217	(188)
Preferred Distributions	(24,174)	(24,176)	(24,174)

Net Loss Applicable to Common Shareholders	$(64,347)	$(190,521)	$(27,843)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2021	2020	2019
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(1.65)	$(4.93)	$(0.74)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(1.65)	$(4.93)	$(0.74)

Weighted Average Common Shares Outstanding:
Basic	39,089,987	38,613,563	38,907,894
Diluted*	39,089,987	38,613,563	38,907,894
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
Common Units and Vested LTIP Units	4,298,045	3,926,767	3,363,169
Unvested Stock Awards and LTIP Units Outstanding	395,446	971,287	651,093
Contingently Issuable Share Awards	389,043	554,672	467,937
Total Potentially Dilutive Securities Excluded from the Denominator	5,082,534	5,452,726	4,482,199
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS]

	Year Ended December 31,
	2021	2020	2019
Net Loss	$(44,845)	$(189,260)	$(5,847)

Change in Fair Value of Derivative Instruments	17,980	(26,431)	(4,502)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	366	4,083	1,007
Total Other Comprehensive Income (Loss)	$18,346	$(22,348)	$(3,495)

Comprehensive Loss	(26,499)	(211,608)	(9,342)
Less: Comprehensive Loss Applicable to Noncontrolling Interests - Common Units	5,006	21,761	2,644
Less: Comprehensive (Income) Loss Applicable to Noncontrolling Interests - Consolidated Joint Venture	(2,152)	3,217	(188)
Less: Preferred Distributions	(24,174)	(24,176)	(24,174)
Comprehensive Loss Applicable to Common Shareholders	$(47,819)	$(210,806)	$(31,060)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Redeemable Noncontrolling Interests		Shareholders' Equity								Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(19,275)	(509,243)	623,003	5,392,808	49,246	672,249
Unit Conversion	—	241,545	2	—	—	—	3,024	—	—	3,026	(241,545)	(3,026)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(48,348)	(48,348)	—	—	(48,348)
Share Based Compensation:
Grants	—	239,998	3	—	—	—	355	—	—	358	1,774,990	—	358
Amortization	—	—	—	—	—	—	2,980	—	—	2,980	—	9,708	12,688
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	16,528	—	16,528	—	1,818	18,346
Equity Contribution to Consolidated Joint Venture	158	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment to Record Noncontrolling Interest at Redemption Value	2,310	—	—	—	—	—	(2,310)	—	—	(2,310)	—	—	(2,310)
Net Loss	(158)	—	—	—	—	—	—	—	(37,863)	(37,863)	—	(6,824)	(44,687)
Balance at December 31, 2021	2,310	39,325,025	394	—	14,703,214	147	1,155,034	(2,747)	(595,454)	557,374	6,926,253	50,922	608,296
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2019	3,196	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801
Issuance Costs	—	—	—	—	—	—	(137)	—	—	(137)	—	—	(137)
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	(1,007)
Dividend Reinvestment Plan	—	1,094	—	—	—	—	14	—	—	14	—	—	14
Share Based Compensation:
Grants	—	189,738	2	—	—	—	(2)	—	—	—	1,112,862	—	—
Amortization	—	—	—	—	—	—	3,106	—	—	3,106	—	6,863	9,969
Equity Contribution to Consolidated Joint Venture	21	—	—	—	—	—	—	—	—	—	—	—	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(20,285)	—	(20,285)	—	(2,063)	(22,348)
Adjustment to Record Noncontrolling Interest at Redemption Value	(3,196)	—	—	—	—	—	3,196	—	—	3,196	—	—	3,196
Net Loss	(21)	—	—	—	—	—	—	—	(169,541)	(169,541)	—	(19,698)	(189,239)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(19,275)	(509,243)	623,003	5,392,808	49,246	672,249
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2018	2,708	39,458,626	395	—	14,703,214	147	1,155,776	4,227	(267,740)	892,805	3,749,665	62,010	954,815
Repurchase of Common Shares	—	(933,436)	(9)	—	—	—	(14,277)	—	—	(14,286)	—	—	(14,286)
Dividends and Distributions declared:
Common Shares ($1.12 per share)	—	—	—	—	—	—	—	—	(43,600)	(43,600)	—	—	(43,600)
Preferred Shares	—	—	—	—	—	—	—	—	(24,174)	(24,174)	—	—	(24,174)
Common Units ($1.12 per share)	—	—	—	—	—	—	—	—	—	—	—	(2,314)	(2,314)
LTIP Units ($1.12 per share)	—	—	—	—	—	—	—	—	—	—	—	(2,601)	(2,601)
Dividend Reinvestment Plan	—	3,760	—	—	—	—	60	—	—	60	—	—	60
Share Based Compensation:
Grants	—	123,700	1	—	—	—	675	—	—	676	530,281	—	676
Amortization	—	—	—	—	—	—	3,062	—	—	3,062	—	9,693	12,755
Equity Contribution to Consolidated Joint Venture	300	—	—	—	—	—	—	—	—	—	—	—	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(3,217)	—	(3,217)	—	(278)	(3,495)
Adjustment to Record Noncontrolling Interest at Redemption Value	488	—	—	—	—	—	(488)	—	—	(488)	—	—	(488)
Net Income (Loss)	(300)	—	—	—	—	—	—	—	(3,181)	(3,181)	—	(2,366)	(5,547)
Balance at December 31, 2019	3,196	38,652,650	387	—	14,703,214	147	1,144,808	1,010	(338,695)	807,657	4,279,946	64,144	871,801
The Accompanying Notes are an Integral Part of These Consolidated Financial Statement

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS]

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net Loss	$(44,845)	$(189,260)	$(5,847)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties	(48,352)	(1,158)	—
Loss on Impairment of Assets	222	5,488	—
Insurance Recoveries in Excess of Property Loss	(711)	(8,960)	12
Junior Note PIK Interest Added to Principal	6,239	—	—
Deferred Taxes	—	11,290	(312)
Depreciation	82,973	96,527	95,982
Amortization	5,314	3,540	2,137
Loss on Debt Extinguishment	634	—	280
Equity in Loss (Income) of Unconsolidated Joint Ventures	2,292	2,938	(691)
Loss Recognized on Change in Fair Value of Derivative Instrument	366	4,084	1,007
Share Based Compensation Expense	12,033	9,488	10,803
Distributions from Unconsolidated Joint Ventures	—	—	728
Proceeds Received for Business Interruption Insurance Claims, net	—	4,411	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(2,801)	3,523	1,028
Other Assets	(6,781)	7,738	(1,476)
Due from Related Parties	146	3,472	(2,819)
(Decrease) Increase in:
Due to Related Parties	1,723	—	—
Accounts Payable, Accrued Expenses and Other Liabilities	7,780	(10,586)	2,280
Net Cash Provided by (Used in) Operating Activities	$16,232	$(57,465)	$103,112

Investing Activities:
Capital Expenditures	(10,873)	(26,340)	(48,936)
Cash Paid for Hotel Development Projects	—	21	(152)
Proceeds from Disposition of Hotel Properties	163,583	19,591	—
Contributions to Unconsolidated Joint Ventures	(1,489)	(1,125)	(6,100)
Proceeds from Insurance Claims	—	6,338	—
Distributions from Unconsolidated Joint Ventures	250	—	1,622
Net Cash Provided by (Used in) Investing Activities	$151,471	$(1,515)	$(53,566)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS]

	Year Ended December 31,
	2021	2020	2019
Financing Activities:
Borrowings on Line of Credit	$13,500	$88,000	$38,000
Repayment of Borrowings Under Line of Credit	(27,869)	(2,947)	—
Payments on Term Loans	(187,024)	(16,395)	—
Principal Repayment of Mortgages	(24,186)	(1,684)	(57,418)
Proceeds from Mortgages and Notes Payable	167,750	—	56,469
Deferred Financing Costs	(6,231)	(3,188)	(3,198)
Cash Paid for Debt Extinguishment	—	—	(210)
Repurchase of Common Shares	—	—	(14,195)
Dividends Paid on Common Shares	—	(10,809)	(43,760)
Dividends Paid on Preferred Shares	(42,305)	(6,044)	(24,173)
Distributions Paid on Common Units and LTIP Units	—	(1,198)	(4,768)
Other Financing Activities	—	(133)	(91)
Net Cash (Used in) Provided by Financing Activities	$(106,365)	$45,602	$(53,344)

Net Increase (Decrease) in Cash and Cash Equivalents	$61,338	$(13,378)	$(3,798)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	23,607	36,985	40,783

Cash, Cash Equivalents, and Restricted Cash - End of Period	$84,945	$23,607	$36,985
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
As of December 31, 2021, the Company, through the Partnership and subsidiary partnerships, wholly owned 32 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.
In addition to the wholly owned hotel properties, as of December 31, 2021, the Company owned a consolidated joint venture interest in one property and an unconsolidated joint venture interest in three properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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
Our properties are managed by eligible independent management companies, including Hersha Hospitality Management, LP (“HHMLP”). HHMLP is owned in part by certain of our trustees and executive officers and other unaffiliated third party investors as defined by the Internal Revenue Code.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also evaluated for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity ("VIE") or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s:  HHLP; South Bay Boston, LLC; SB Partners Three Lessee, LLC; Hersha Holding RC Owner, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.  South Bay Boston, LLC and SB Partners Three Lessee, LLC, are consolidated by the respective lessors, the primary beneficiaries. Hersha Holding RC Owner, LLC is the owner entity of the Ritz Carlton Coconut Grove and is a VIE. HHLP is considered the primary beneficiary of the VIE and consolidates the joint venture with the minority owner interest presented as part of redeemable noncontrolling interest within the Consolidated Balance Sheets. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Investment in Hotel Properties
Investment purchases of hotel properties and identifiable intangible assets that are not businesses are accounted for as asset acquisitions and recorded at relative fair value based upon total accumulated cost of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. Property and equipment purchased after the hotel acquisition date is recorded at cost. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the following estimated useful lives:

Building and Improvements	7 to 40 years
Furniture, Fixtures and Equipment	2 to 7 years
Based on the occurrence of certain events or changes in circumstances, we review the recoverability of each hotel property's carrying value. Such events or changes in circumstances include the following:
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Investment in Unconsolidated Joint Ventures
If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a VIE or our voting interest in a voting interest entity, and we have the ability to exercise significant influence over the operating and financial policies of the joint venture, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur, limited to the extent of our investment in, advances to and commitments for the investee. Pursuant to our joint venture agreements, allocations of profits and losses of some of our investments in unconsolidated joint ventures may be allocated disproportionately as compared to nominal ownership percentages due to specified preferred return rate thresholds.  See Note 3 – Investment in Unconsolidated Joint Ventures for a more detailed explanation of the methodology used in determining the allocation of profits and losses within our joint ventures.
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
Escrow Deposits
Escrow deposits include reserves for debt service, working capital, real estate taxes, and insurance and reserves for furniture, fixtures, and equipment replacements, as required by certain mortgage debt agreement restrictions and provisions.
Hotel Accounts Receivable
Hotel accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. The Company generally does not require collateral. Ongoing credit evaluations are performed and potential losses from uncollectible accounts are written off against revenue when they are estimated to be uncollectible.
Deferred Financing Costs
Deferred financing costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred financing costs associated with our line of credit are recorded within the Other Assets line item in our Consolidated Balance Sheets. Deferred financing costs associated with our term loans, mortgage debt, and unsecured notes are recorded as contra-liabilities within each respective line item on our Consolidated Balance Sheets. All amortization of deferred financing costs is presented within the Interest Expense line on our Consolidated Statements of Operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Due from/to Related Parties
Due from/to Related Parties represents current receivables and payables resulting from transactions related to hotel management and project management with affiliated entities. Amounts due from related parties result primarily from advances of shared costs incurred. Amounts due to related parties result primarily from hotel management and project management fees incurred. Both due to and due from related parties are generally settled within a period not to exceed one year.
Intangible Assets and Liabilities
Intangible assets primarily consist of leasehold intangibles for in-place leases at the time of hotel acquisition and deferred franchise fees. The leasehold intangibles are amortized over the remaining lease term. Deferred franchise fees are amortized using the straight-line method over the life of the franchise agreement.
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
Noncontrolling Interest
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
Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2021, 2020 and 2019 was 85.0%, 87.8%, and 90.0%, respectively.
Securities that are redeemable for cash or other assets at the option of the holder, or not solely within the control of the issuer, are classified outside of permanent equity in the consolidated balance sheet and have been adjusted to their approximate redemption values, after the attribution of net income or loss. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considers the guidance in US GAAP to evaluate whether the Company controls the actions or events necessary to issue the maximum number of common shares that could be required to be delivered at the time of settlement of the contract.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
Two of our secured term loans totaling $218,635, as well as our Line of Credit, which has $118,684 drawn as of December 31, 2021, will mature in August of 2022. In addition, it is possible that we could breach certain of our Credit Agreement covenants in 2022, which could lead to potential acceleration of amounts due under our Credit Agreements. Management intends to explore options including, but not limited to, additional asset sales, the refinancing of debt and the offering of equity or equity-linked securities prior to the maturity of these term loans in August of 2022, or an event of default. Currently the markets for financing and refinancing similar loans are open and absent an event that would impact the markets broadly, the Company believes that we will be able to refinance this debt or obtain a waiver prior to a default. However, given the unpredictable nature of the recovery from the impact of COVID-19, there can be no assurance that we will be able to obtain a waiver or amendment in a timely manner, or on acceptable terms, if at all. The failure to obtain a waiver or amendment, or otherwise repay the debt, could lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern.

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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is generally secured at the end of the contract upon check-out by the customer from our hotel. The Company records advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheet. Advanced deposits are recognized as revenue at the time of the guest's stay. The Company notes no significant judgments regarding the recognition of room revenue.

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. The Company's contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. The Company recognizes food and beverage revenue upon the fulfillment of the contract with the customer. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at our hotels. Advanced deposits for food and beverage revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheet. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services. The Company notes no significant judgments regarding the recognition of food and beverage revenue.

Other revenues consist primarily of fees earned for asset management services provided to hotels we own through unconsolidated joint ventures. Fees are earned as a percentage of hotel revenue and are recorded in the period earned to the extent of the noncontrolling interest ownership.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2021, 2020 and 2019, the Company did not record any uncertain tax positions. As of December 31, 2021, with few exceptions, the Company is subject to tax examinations by federal, state, and local income tax authorities for years 2003 through 2021.
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

We have not entered into any contract modifications yet, as it directly relates to reference rate reform but we anticipate having to undertake such modifications in the future as a majority of our contracts with lenders and hedging counterparties are indexed to LIBOR. Some debt contract modifications will occur in the normal course of business and will include other changes in the terms, for which we do not anticipate that this accounting relief will be applicable. However, we anticipate that other debt contract modifications will occur prior to the phase of LIBOR on June 30, 2023 specifically to address the LIBOR transition, for which we will be able to apply the accounting relief.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Land	$478,412	$488,463
Buildings and Improvements	1,560,768	1,611,144
Furniture, Fixtures and Equipment	274,802	281,440
Construction in Progress	1,784	987
	2,315,766	2,382,034

Less Accumulated Depreciation	(650,669)	(597,196)

Total Investment in Hotel Properties*	$1,665,097	$1,784,838
*The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $39,577 and $42,487 at December 31, 2021 and December 31, 2020, respectively.
Depreciation expense on hotel properties was $82,668, $96,216 and $95,673 for the years ended December 31, 2021, 2020 and 2019, respectively.
During the years ended December 31, 2021 and December 31, 2020, we acquired no hotel properties.
Property Damage from Natural Disaster
During September 2017, all six of our hotels located in South Florida incurred property damage and an interruption of business operations as a result of Hurricane Irma. During the year ended December 31, 2020, we closed our remaining open claim and recorded a net gain in excess of estimated insurance recoveries of $8,147.
During the year ended December 31, 2021, we received net proceeds of $961 for a business interruption claim as a result of COVID-19.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Hotel Dispositions
During the years ended December 31, 2020 and December 31, 2021, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Courtyard San Diego, CA	5/30/2013	2/19/2021	$64,500	$5,032
The Capitol Hill Hotel Washington, DC	4/15/2011	3/9/2021	51,000	12,975
Holiday Inn Express Cambridge, MA	5/3/2006	3/9/2021	32,000	20,280
Residence Inn Miami Coconut Grove, FL	6/12/2013	3/10/2021	31,000	9,996
Duane Street Hotel (1)	1/4/2008	5/13/2021	18,000	—
2021 Total				$48,283

Sheraton Wilmington South, DE	12/21/2010	12/1/2020	$19,500	$1,158
2020 Total				$1,158
(1) During 2020, the Company determined that the carrying value of the Duane Street hotel exceeded the anticipated net proceeds from sale, resulting in a $1,069 impairment charge recorded during the year ended December 31, 2020. We recorded an additional impairment charge of $147 prior to the disposition of the hotel property during the year ended December 31, 2021.
Assets Held For Sale
We classified the assets of the Duane Street Hotel, the Residence Inn Coconut Grove and the Courtyard San Diego as held for sale as of December 31, 2020. The sales of these hotels closed during the year ended December 31, 2021.

The table below shows the balances for the properties that were classified as assets held for sale as of December 31, 2020:

December 31, 2020

Land	$28,015
Buildings and Improvements	93,314
Furniture, Fixtures and Equipment	15,469
136,798
Less Accumulated Depreciation	(40,578)
Assets Held for Sale	$96,220

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2021 and December 31, 2020 our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned		December 31, 2021	December 31, 2020

Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31%	*	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%		189	219
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%		—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%		5,391	6,414
				$5,580	$6,633
*On February 7, 2021, all of the assets of the properties owned by this joint venture were transferred to the mezzanine lender of Cindat Hersha Owner JV, LLC. As a result, upon dissolution of the venture, we no longer maintain an interest in this venture.
Effective August 1, 2021, HHLP entered into Asset Management Agreements with the joint venture investments at the Courtyard by Marriott, South Boston, Holiday Inn Express, South Boston, and Home2 Suites, South Boston properties whereby it provides asset management services. Fees for these services are calculated as 1.0% of operating revenues, which we recognize as income in other revenues on the consolidated statement of operations.
Income/Loss Allocation
Prior to February 7, 2021, based on the income allocation methodology within Cindat Hersha Owner JV, LLC, the Company had absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above as of December 31, 2021 and December 31, 2020.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Loss (income) recognized during the years ended December 31, 2021, 2020 and 2019, for our investments in unconsolidated joint ventures is as follows:

	Year Ended December 31,
	2021	2020	2019
Cindat Hersha Owner JV, LLC	$(229)	$—	$—
Hiren Boston, LLC	(1,104)	(1,741)	155
SB Partners, LLC	(185)	(600)	626
SB Partners Three, LLC	(774)	(597)	(90)
(Loss) Income from Unconsolidated Joint Venture Investments	$(2,292)	$(2,938)	$691
The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2021 and December 31, 2020 and for the years ended December 31, 2021, 2020 and 2019.

Balance Sheets
	December 31, 2021	December 31, 2020
Assets
Investment in Hotel Properties, Net	$64,096	$581,452
Other Assets	15,649	32,048
Total Assets	$79,745	$613,500

Liabilities and Equity
Mortgages and Notes Payable	$65,723	$452,284
Other Liabilities	15,656	42,197
Equity:
Hersha Hospitality Trust	3,328	5,699
Joint Venture Partners	(4,962)	113,452
Accumulated Other Comprehensive Loss	—	(132)
Total Equity	(1,634)	119,019

Total Liabilities and Equity	$79,745	$613,500

Statements of Operations
	Year Ended December 31,
	2021	2020	2019
Room Revenue	$11,790	$25,011	$94,384
Other Revenue	731	1,020	2,408
Operating Expenses	(8,451)	(18,695)	(46,175)
Lease Expense	(1,019)	(770)	(693)
Property Taxes and Insurance	(3,095)	(12,906)	(12,477)
General and Administrative	(87)	(2,638)	(5,783)
Depreciation and Amortization	(6,065)	(16,200)	(14,947)
Interest Expense	(4,619)	(23,908)	(28,072)
Loss on Dissolution of Joint Venture	(112,371)	—	—
Net Loss	$(123,186)	$(49,086)	$(11,355)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Our share of equity recorded on the joint ventures' financial statements	$3,328	$5,699
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	2,252	934
Investment in Unconsolidated Joint Ventures	$5,580	$6,633
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 4 – OTHER ASSETS
Other Assets
Other Assets consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Derivative Asset	$92	$—
Deferred Financing Costs	1,070	2,395
Prepaid Expenses	11,632	5,692
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,193	2,443
Deposits with Unaffiliated Third Parties	2,663	2,561
Deferred Tax Asset, Net of Valuation Allowance of $21,612 and $23,591, respectively	—	—
Other	2,561	855
	$21,759	$15,494
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
Deferred Tax Asset - We have $0 of net deferred tax assets as of December 31, 2021.  We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT
Mortgages
Mortgages payable at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Mortgage Indebtedness	$306,078	$332,264
Net Unamortized Premium	13	354
Net Unamortized Deferred Financing Costs	(1,477)	(1,770)
Mortgages Payable	$304,614	$330,848
Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.75% to 5.05% as of December 31, 2021.
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
We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties with the exception of one mortgage was met as of December 31, 2021. The lender of this mortgage has elected its right to escrow property level cash flow for the purpose of meeting future payment obligations.

As of December 31, 2021, the maturity dates for the outstanding mortgage loans ranged from December 2022 to September 2025.
During the year ended December 31, 2021, we refinanced the outstanding mortgages secured by the Hilton Garden Inn 52nd Street, the Courtyard Los Angeles Westside, the Hilton Garden Inn Tribeca, the Hyatt Union Square, and the St. Gregory Hotel, which resulted in $90 of debt modification expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT (CONTINUED)
Credit Facilities
We maintain three secured credit agreements which aggregate to $747,481 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. One credit agreement ("Credit Agreement") provides for a senior secured credit facility of $442,404 (“Credit Facility”). The Credit Facility consists of a $250,000 senior secured revolving line of credit (“Line of Credit”), and a $192,404 senior secured term loan (“First Term Loan”). The Credit Facility expires on August 10, 2022.
We maintain another credit agreement which provides for a $278,846 senior secured loan agreement (“Second Term Loan”) and expires on September 10, 2024.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT (CONTINUED)

The amount that we can borrow at any given time under our Line of Credit, and the First, Second and Third Term Loan (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2021, the following hotel properties were borrowing base assets:

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
- Philadelphia Westin, Philadelphia, PA
The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	December 31, 2021	December 31, 2020
Line of Credit	1.50% to 2.25%	$118,684	$133,053
Secured Term Loan:
First Term Loan	1.45% to 2.20%	192,404	202,158
Second Term Loan	1.35% to 2.00%	278,846	292,983
Third Term Loan	1.45% to 2.20%	26,231	189,365
Deferred Financing Costs		(1,396)	(2,762)
Total Secured Term Loan		$496,085	$681,744
Prior to the amendments noted above, the Credit Facility and the Term Loans included certain financial covenants and required that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $1,119,500, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

•a fixed charge coverage ratio of not less than 1.50 to 1.00;
•a maximum leverage ratio of not more than 60%; and
•a maximum secured debt leverage ratio of 45%.
The weighted average interest rate on our credit facilities was 3.69%, 4.07% and 4.11% for the years ended December 31, 2021, 2020 and 2019, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT (CONTINUED)
Notes Payable
Notes payable at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Statutory Trust I and Statutory Trust II Notes Payable Indebtedness	$51,548	$51,548
Net Unamortized Deferred Financing Costs	(706)	(759)
Statutory Trust I and Statutory Trust II Notes Payable	50,842	50,789

Junior Notes Payable Indebtedness	$156,239	$—
Net Unamortized Deferred Financing Costs	(4,209)	—
Net Unamortized Discount	(4,382)	—
Junior Notes Payable	147,648	—

Total Notes Payable	$198,490	$50,789

Statutory Trust I and Statutory Trust II Notes Payable
We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts                      pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2021, 2020 and 2019 was 3.21%, 3.95% and 5.50%, respectively.
Junior Notes Payable
On February 17, 2021, the Company entered into a note purchase agreement (the “Purchase Agreement”) with several purchasers (the “Purchasers”). The Company issued and sold to the Purchasers $150,000 aggregate principal amount of the Company’s 9.50% Unsecured PIK Toggle Notes due 2026 (the “Notes”) on February 23, 2021. The Notes will mature on February 23, 2026. The Notes bear interest at a rate of 9.50% per year, payable in arrears on June 30, September 30, December 31 and March 31 of each year, beginning on June 30, 2021. For any interest period ending on or prior to March 31, 2022, the Company, in our sole discretion, may elect to pay interest (a) in cash at a rate per annum equal to 4.75% per annum, and (b) in kind at a rate per annum equal to 4.75% per annum (“PIK Interest”). Any PIK Interest will be paid by increasing the principal amount of the Notes at the end of the applicable interest period by the amount of such PIK Interest. We elected the PIK Interest option for the interest periods ended June 30, 2021, September 30, 2021, and December 31, 2021 increasing the principal balance by $6,239 to $156,239 as of December 31, 2021. We have elected the PIK Interest option for the interest period ended March 31, 2022, which is the last period that the option is available to us.

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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 5 – DEBT (CONTINUED)

Debt Maturities

Aggregate annual principal payments for the Company’s credit facility and secured term loans, as amended, mortgages, Statutory Trust I and Statutory Trust II notes, and Junior notes payable for the five years following December 31, 2021 and thereafter are as follows:

Year Ending December 31,	Amount
2022	$385,666
2023	103,148
2024	401,654
2025	40,250
2026	147,764
Thereafter	51,548
$1,130,030
Interest Expense
The table below shows the interest expense incurred by the Company during the twelve months ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
	2021	2020	2019
Mortgage Loans Payable	10,537	12,277	15,804
Interest Rate Swap Contracts on Mortgages*	2,477	1,895	(453)
Unsecured Notes Payable	15,073	2,037	2,837
Credit Facility and Term Loans	15,587	21,927	33,745
Interest Rate Swap Contracts on Credit Facility and Term Loans*	8,866	11,018	(2,630)
Deferred Financing Costs Amortization	4,628	3,551	2,241
Capitalized Interest*	—	—	(74)
Other	381	574	735
Total Interest Expense	$57,549	$53,279	$52,205
*Negative amount indicates decrease to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 6 – LEASES
We own five hotels within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms, with extension options that range from May 2062 to October 2103. Based on the nature of these leases, the Company assumed that all extension options would be fully executed in the measurement of the right of use assets and lease liabilities. Some of our land leases include variable payments, which are tied to an index such as the consumer price index or include rental payments based partially on the hotel revenues. Lease costs for our land leases are presented as Hotel Ground Rent in the Consolidated Statements of Operations.

Two additional office space leases are also factored into the lease liability and are classified as operating leases with terms ranging from March 2023 to December 2027. Our office space leases include variable payments for the Company's proportionate share of the building's property taxes, insurance, and common area maintenance. Lease costs for our office spaces are included in General and Administrative Expense in the Consolidated Statements of Operations.

The components of lease costs for the years ended December 31, 2021, 2020, and 2019 were as follows:

	For the Year Ended December 31, 2021
	Ground Lease	Office Lease	Total
Operating lease costs	$4,228	$483	$4,711
Variable lease costs	172	298	470
Total lease costs	$4,400	$781	$5,181

	For the Year Ended December 31, 2020
	Ground Lease	Office Lease	Total
Operating lease costs	$4,153	$483	$4,636
Variable lease costs	139	253	392
Total lease costs	$4,292	$736	$5,028

	For the Year Ended December 31, 2019
	Ground Lease	Office Lease	Total
Operating lease costs	$4,195	$483	$4,678
Variable lease costs	386	308	694
Total lease costs	$4,581	$791	$5,372

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 6 – LEASES (CONTINUED)

Other information related to leases as of and for the years ended December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Cash paid from operating cash flows for operating leases	$4,657	$4,383
Weighted average remaining lease term in years	63.5	64.2
Weighted average discount rate	7.86%	7.86%

Maturities of lease liabilities as of December 31, 2021 are as follows:

Amount
2022	$4,965
2023	4,612
2024	4,473
2025	4,515
2026	4,578
Thereafter	279,840
Total undiscounted lease payments	302,983
Less imputed interest	(249,292)
Total lease liability	$53,691

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2021, 2020 and 2019, base management fees incurred totaled $7,423, $4,795 and $14,123 respectively, and are recorded as Other Hotel Operating Expenses. For the years ended December 31, 2021, 2020 and 2019, incentive management fees incurred totaled $347, $0 and $161 respectively.
Franchise Agreements
Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the years ended December 31, 2021, 2020 and 2019 were $11,262,  $7,237 and $23,389 respectively, and are recorded in Other Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.
Accounting, Revenue Management and Information Technology Fees
Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2021, 2020 and 2019, the Company incurred accounting fees of $1,144, $1,298 and $1,261 respectively. For the years ended December 31, 2021, 2020 and 2019, the Company incurred information technology fees of $370, $419 and $402 respectively. For the years ended December 31, 2021, 2020 and 2019, the Company incurred revenue management service fees of $1,635, $1,940 and $3,127. Accounting fees, revenue management fees, and information technology fees are included in Other Hotel Operating Expenses.
Capital Expenditure Fees
HHMLP charges a 5% fee on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2021,  2020 and 2019, we incurred fees of $509, $1,148 and $2,525 respectively, which were capitalized with the cost of the related capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
Hotel Supplies
For the years ended December 31, 2021, 2020 and 2019, we incurred charges for hotel supplies of $3, $82 and $307 respectively. For the years ended December 31, 2021, 2020 and 2019, we incurred charges for capital expenditure purchases of $1,034, $1,212 and $12,721 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.
Insurance Services
Prior to January 1, 2021, the Company utilized the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provided consulting and procurement services to the Company related to the placement of property and casualty insurance, placement of general liability insurance, and for claims handling for our hotel properties. Beginning January 1, 2021, these services were provided by a third-party service provider. The total costs of property insurance that we paid through the Hersha Group were $6,968, and $5,934 for the years ended December 31, 2020 and 2019, respectively. These amounts paid to the Hersha Group include insurance premiums and brokerage fees as compensation for brokerage services.
Restaurant Lease Agreements with Independent Restaurant Group
The Company has entered into management agreements with Independent Restaurant Group (“IRG”), subject to the supervision of HHMLP, as property manager, for restaurants at three of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG. Management fees incurred to IRG were $163 and $33 for the years ended December 31, 2021 and 2020, respectively. Prior to April 1, 2020, the restaurants at these three hotel properties were leased to IRG under lease agreements which generally provided for the payment of base rents and percentage rents, which were based on IRG’s revenue in excess of defined thresholds. At the time of the conversion of the lease agreements to management agreements, there was rent due of $103, which was forgiven due to the impact of the COVID-19 pandemic on the operations of our hotels and IRG's restaurants.

Due From Related Parties
The due from related parties balance as of December 31, 2021 and December 31, 2020 was $2,495 and $2,641, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.
Due to Related Parties
The balance due to related parties as of December 31, 2021 and December 31, 2020 was $1,723 and $0, respectively. The balance at December 31, 2021 primarily consists of amounts due to HHMLP for monthly management fees discussed above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
As of December 31, 2021, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2021 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Derivative Instruments
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of December 31, 2021 and 2020.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	December 31, 2021	December 31, 2020
Term Loan Instruments:
Credit Facility	Swap	1.341%	1-Month LIBOR + 2.20%	October 3, 2019	August 2, 2021	150,000	$—	$(1,070)
Credit Facility (1)	Swap	1.316%	1-Month LIBOR + 2.20%	September 3, 2019	August 2, 2021	43,900	—	(307)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(970)	(2,793)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(970)	(2,793)
Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	(3,729)	(13,286)

Mortgages:
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	(987)	(2,305)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	(460)	(1,222)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR +2.25%	July 25, 2019	July 25, 2024	22,725	(460)	(1,222)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	(458)	(1,186)
Courtyard, LA Westside, Culver City, CA	Swap	0.495%	1-Month LIBOR + 2.75%	June 1, 2020	August 1, 2021	35,000	—	(75)
Courtyard, LA Westside, Culver City, CA	Cap	2.500%	1-Month LIBOR	August 1, 2021	August 1, 2024	35,000	92	—
							$(7,942)	$(26,259)
(1) During the year ended December 31, 2021, we dedesignated this swap as a cash flow hedge and recorded expense of $372 accordingly.

The fair value of the interest rate swaps and caps with an asset balance are included in Other Assets and the fair value of the interest rate swaps and caps with a liability balance are included in Accounts Payable, Accrued Expenses and Other Liabilities on our Consolidated Balance Sheets at December 31, 2021 and December 31, 2020.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain of $18,346, a loss of $22,348, and a loss of $3,495 for the years ended December 31, 2021, 2020 and 2019, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $366, $4,083 and $1,007 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense during 2021, 2020 and 2019, respectively. During 2022, the Company estimates that an additional $6,799 will be reclassified as an increase to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Fair Value of Debt
The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2021, the carrying value and estimated fair value of the Company’s debt were $1,117,873 and $1,146,699, respectively.  As of December 31, 2020, the carrying value and estimated fair value of the Company’s debt were $1,196,434 and $1,176,625, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 9 – SHARE BASED PAYMENTS
We measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost is amortized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. The compensation cost related to performance awards that are contingent upon market-based criteria being met is recorded at the fair value of the award on the date of the grant and amortized over the performance period.  As discussed in Note 1, forfeitures of share-based awards are expensed as they occur.
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
•Short Term Incentive Program - On March 3, 2021, the Compensation Committee approved the 2021 STIP, pursuant to which the executive officers are eligible to earn cash and equity awards based on achieving a threshold, target or maximum level of defined performance objectives at the end of the performance period, December 31, 2021. Any amounts earned are satisfied 50% in cash and 50% in equity awards. The Compensation Committee provided the option to the executive officers to elect equity awards in lieu of cash payment for amounts earned under the 2021 STIP. On December 31, 2021, 960,384 Units were issued to the executive officers in settlement of the 2021 STIP. These Units vest on December 31, 2023, the two year anniversary following the end of the performance period and were determined by dividing the dollar amount of award earned by $9.04, the per share volume weighted average trading price of the Company's common shares on the NYSE for the 20 trading days prior to December 31, 2021.
The Company accounts for grants earned under the STIP as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. Estimates of amounts earned under the STIP are recorded in general and administrative expense on the consolidated statement of operations and a liability is recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. In the case of the 2021 STIP issued on December 31, 2021, please see information on the next page for the presentation for awards upon issuance.
•Long Term Incentive Program - On March 3, 2021, the Compensation Committee approved the 2021 LTIP in which 50% of the awards provide for time based vesting and the remaining 50% are issuable based on the Company's achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room ("RevPar") compared to the Company’s peer group (25.0% of the award). On March 17, 2021, the Compensation Committee awarded 247,689 LTIP Units related to the time based portion of the plan. These Units will vest over a three year period from January 1, 2021 to December 31, 2023 and were determined by dividing the dollar amount of award earned by $8.43, the per share volume weighted average trading price of the Company's common shares on the NYSE for the 20 trading days prior to December 31, 2020. The 50% market-based portion of the 2021 LTIP has a three-year performance period which commenced on January 1, 2021 and ends December 31, 2023.

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The Company accounts for the total shareholder return components of these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
compensation cost over the vesting period of each individual plan.  The Company accounts for the RevPAR component of the grants as performance-based awards for which the Company assesses the probable achievement of the performance conditions at the end of the reporting period. As of December 31, 2021, no shares or LTIP Units have been issued to the executive officers in settlement of the 2021 market-based LTIP awards.
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
•Share Awards - Trustees receive biennial share awards that vest immediately upon issuance.
•Trustee Long Term Incentive Program - Trustees receive grants of restricted shares which vest over a three-year period subject to continued service to the Company’s board of trustees.
•Board Fee Compensation Elected in Equity - Trustees can make a voluntary election to receive any portion of their board fee compensation in the form of common equity valued at a 25% premium to the cash that would have been received. Shares issued for board retainer elected in equity vest over the year of service covered by the retainer and shares issued for service as lead director, committee chair and committee membership vest immediately upon issuance.

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
Employees and Non-Employees
Grants of restricted shares are issued to attract, retain and reward employees and non-employees that are critical to the Company’s success. These restricted shares typically vest over a period of between one and four years, subject to continued service to the Company.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
Share Based Compensation Activity
A summary of our share based compensation activity from January 1, 2019 to December 31, 2021 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of January 1, 2019	450,903	$17.95	91,859	$19.56	—

Granted	530,281	18.00	83,805	16.40	42,533	$16.01
Vested	(539,983)	17.97	(80,924)	19.11	(42,533)	16.01
Forfeited	—	N/A	(2,638)	19.78	—	N/A

Unvested Balance as of December 31, 2019	441,201	17.99	92,102	17.07	—

Granted	1,112,862	5.24	189,851	5.34	—	N/A
Vested	(655,937)	12.56	(78,962)	12.49	—	N/A
Forfeited	—	N/A	(113)	18.00	—	N/A

Unvested Balance as of December 31, 2020	898,126	6.15	202,878	7.87	—

Granted	1,774,990	10.82	207,748	9.88	32,460	11.31
Vested	(1,014,121)	6.84	(239,736)	7.73	(32,460)	11.31
Forfeited	—	N/A	(150)	11.31	—	N/A

Unvested Balance as of December 31, 2021	1,658,995	10.73	170,740	10.52	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense and unearned compensation for the years ended December 31, 2021, 2020 and 2019 and as of December 31, 2021 and 2020:

	Share Based Compensation Expense			Unearned Compensation
	For the Year Ended December 31,			As of December 31,
	2021	2020	2019	2021	2020
Issued Awards
LTIP Unit Awards	8,952	6,105	5,646	11,344	1,842
Restricted Share Awards	1,215	2,063	1,495	834	276
Share Awards	367	—	680	—	—
Unissued Awards
Market Based	1,499	1,320	1,467	2,230	1,933
Performance Based	—	—	1,515	—	—
Total	$12,033	$9,488	$10,803	$14,408	$4,051
The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.9 years for LTIP Unit Awards and 1.3 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2022	2023	2024

LTIP Unit Awards	616,047	1,042,948	—
Restricted Share Awards	115,325	52,415	3,000
	731,372	1,095,363	3,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Twelve Months Ended December 31,
	2021	2020	2019
NUMERATOR:
Basic and Diluted*
Net Loss	$(44,845)	$(189,260)	$(5,847)
Loss allocated to Noncontrolling Interests	4,672	22,915	2,178
Distributions to Preferred Shareholders	(24,174)	(24,176)	(24,174)
Dividends Paid on Unvested Restricted Shares and LTIP Units	—	—	(981)
Net Loss from Continuing Operations attributable to Common Shareholders	$(64,347)	$(190,521)	$(28,824)

DENOMINATOR:
Weighted average number of common shares - basic	39,089,987	38,613,563	38,907,894
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—	—
Contingently Issued Shares and Units	—	—	—
Weighted average number of common shares - diluted	39,089,987	38,613,563	38,907,894
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during 2021, 2020 and 2019 totaled $34,661, $38,170 and $54,158 respectively. Net Cash paid on Interest Rate Derivative contracts during 2021, 2020 and 2019 totaled $11,822, $7,635 and $(4,336), respectively.  Cash paid for income taxes during 2021, 2020 and 2019 was $113, $79 and $53, respectively.  The following non-cash investing and financing activities occurred during 2021, 2020 and 2019:

	2021	2020	2019
Common Shares issued as part of the Dividend Reinvestment Plan	$—	$14	$60
Conversion of Common Units to Common Shares	3,026	—	—
Issuance of share based payments	22,955	7,259	12,924
Accrued payables for fixed assets placed into service	835	658	2,506
Increase in accrued liabilities related to insurance premium financing agreements	5,820	—	—
Adjustment to Record Non-Controlling Interest at Redemption Value	2,310	(3,196)	488
Right of Use Assets obtained in exchange for Lease Liabilities	699	—	55,515
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Cash and cash equivalents	$72,238	$16,637	$27,012
Escrowed cash	12,707	6,970	9,973
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$84,945	$23,607	$36,985

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreements with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 12 – SHAREHOLDERS’ EQUITY, NONCONTROLLING INTERESTS IN PARTNERSHIP, AND REDEEMABLE NON-CONTROLLING INTERESTS
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
Preferred Shares
As of December 31, 2021, we have 14,703,214 Cumulative Redeemable Preferred Shares outstanding consisting of three separate Series issuances. Terms of the Series C, Series D and Series E Preferred Shares outstanding at December 31, 2021 and 2020 are summarized as follows:

					Dividend Per Share (1)
	Shares Outstanding				Year Ended December 31,
Series	December 31, 2021	December 31, 2020	Aggregate Liquidation Preference	Distribution Rate	2021	2020
Series C	3,000,000	3,000,000	$75,000	6.875%	$3.4376	$—
Series D	7,701,700	7,701,700	192,543	6.500%	3.2500	—
Series E	4,001,514	4,001,514	100,038	6.500%	3.2500	—
Total	14,703,214	14,703,214

(1) We suspended the payment of our preferred dividends in 2020. The total arrearage as of December 31, 2020 of approximately $24,176 was paid on March 26, 2021. During the year ended December 31, 2021, the Company paid cash dividends on the Company's Series C, Series D and Series E cumulative redeemable preferred stock reflecting accrued and unpaid dividends for the dividend periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021. In addition, the Company paid a cash dividend on all Series of cumulative redeemable preferred stock for the dividend periods ending April 15, 2021, July 15, 2021, October 15, 2021, and declared a similar cash dividend for the fourth dividend period ending January 15, 2021, which was paid on January 18, 2022 to holders of record as of December 31, 2021.

Our Board of Trustees authorized a share repurchase program for up to $50,000 of common shares which expired on December 31, 2019. For the year ended December 31, 2019, we repurchased 933,436 common shares for an aggregate purchase price of $14,194. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. There was no share repurchase program for the years ended December 31, 2020 and December 31, 2021.
Common Units and LTIP Units
The noncontrolling interest of Common Units and LTIP Units totaled $50,922 as of December 31, 2021 and $49,246 as of December 31, 2020. As of December 31, 2021, there were 6,926,253 Common Units and LTIP Units collectively outstanding with a fair market value of $63,514, based on the price per share of our common shares on the NYSE on such date.
Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2021, 2020 and 2019 was 1,835,820, 2,066,615 and 2,066,615, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During December 31, 2021, 241,545 Common Units were converted to common shares, and there were no conversions of Common Units during the years ended December 31, 2020 and December 31, 2019. In addition, as noted in “Note 9 – Share Based Payments,” during 2021, the Company issued 1,774,990 LTIP Units.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
Redeemable Non-controlling Interest
Our joint venture partner has a noncontrolling equity interest of 15% in the Ritz-Carlton Coconut Grove, FL. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), distributes income based on cash available for distribution as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, our joint venture partner in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture.
The balance sheet and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheet. The noncontrolling interest in the Ritz Coconut Grove is measured at the put option redemption value, which is defined in the joint venture agreement. For the years ended December 31, 2021, 2020 and 2019, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $158, $21 and $300, respectively, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. We reclassified $2,310 and $(3,196) from Additional Paid in Capital to Noncontrolling Joint Venture Interest to recognize the minority interest at the put option redemption value of $2,310 and $0, at December 31, 2021 and December 31, 2020, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate (21%) to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2021	2020	2019
Statutory federal income tax provision	$(9,241)	$(37,365)	$(1,208)
Adjustment for nontaxable income for Hersha Hospitality Trust	13,065	29,636	1,419
State income taxes, net of federal income tax effect	(1,367)	(2,720)	456
Non-deductible expenses, tax credits, and other, net	361	(1,317)	(575)
Changes in valuation allowance	(1,980)	23,095	—

Total income tax expense	$838	$11,329	$92

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 13 – INCOME TAXES (CONTINUED)
The components of the Company’s income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the year ended December 31,
	2021	2020	2019
Income tax expense (benefit):
Current:
Federal	$—	$(51)	$(60)
State	838	(10)	464
Deferred:
Federal	—	7,688	(302)
State	—	3,702	(10)
Total	$838	$11,329	$92
The components of consolidated TRS’s net deferred tax asset as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$19,084	$21,569
Accrued expenses and other	2,002	1,493
Tax credit carryforwards	355	355
Depreciation and amortization	171	174
Total gross deferred tax assets	21,612	23,591
Valuation allowance	(21,612)	(23,591)
Total Net deferred tax assets	$—	$—
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
As of December 31, 2021, we have gross federal net operating loss carryforwards of $56,248 of which $14,429 expire over various periods from 2023 through 2036 and $41,819 carries forward indefinitely.  As of December 31, 2021, we have gross state net operating loss carryforwards of $114,770 which expire over various periods from 2023 to 2040.  The Company has tax credits of $355 available which begin to expire in 2032.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 13 – INCOME TAXES (CONTINUED)
Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Preferred Shares - 6.875% Series C
Ordinary income	0.00%	0.00%	100.00%
Return of Capital	0.00%	100.00%	0.00%
Capital Gain Distribution	100.00%	0.00%	0.00%
Preferred Shares - 6.5% Series D
Ordinary income	0.00%	0.00%	100.00%
Return of Capital	0.00%	100.00%	0.00%
Capital Gain Distribution	100.00%	0.00%	0.00%
Preferred Shares - 6.5% Series E
Ordinary income	0.00%	0.00%	100.00%
Return of Capital	0.00%	100.00%	0.00%
Capital Gain Distribution	100.00%	0.00%	0.00%
Common Shares - Class A
Ordinary income	N/A	0.00%	33.03%
Return of Capital	N/A	100.00%	66.97%
Capital Gain Distribution	N/A	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]
NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$39,350	$56,539	$68,302	$73,797
Food & Beverage	3,074	7,230	9,616	11,858
Other	4,729	6,314	7,289	7,768
Other Revenues	12	13	44	54
Hotel Operating Expenses:
Room	9,198	12,350	14,706	15,631
Food & Beverage	2,873	5,409	7,123	9,351
Other	20,109	23,551	28,160	29,695
Other Expenses	5,826	51,569	50,306	51,847
Loss from Unconsolidated Joint Ventures	(658)	(589)	(611)	(434)
Income (Loss) Before Income Taxes	8,501	(23,372)	(15,655)	(13,481)
Income Tax Benefit (Expense)	589	(151)	(277)	(999)
Net Income (Loss)	9,090	(23,523)	(15,932)	(14,480)

Income (loss) Allocated to Noncontrolling Interests	322	(2,945)	(2,177)	(2,024)
(Loss) Income Allocated to Noncontrolling Interests - Consolidated Joint Venture	(158)	1,968	—	342
Preferred Distributions	6,043	6,044	6,044	6,043
Net Income (Loss) applicable to Common Shareholders	$2,883	$(28,590)	$(19,799)	$(18,841)
Earnings per share:
Basic Net Income (Loss) applicable to Common Shareholders	$0.07	$(0.73)	$(0.51)	$(0.48)
Diluted Net Income (Loss) applicable to Common Shareholders	$0.07	$(0.73)	$(0.51)	$(0.48)
Weighted Average Common Shares Outstanding - Basic	38,970,893	39,097,820	39,139,610	39,149,120
Weighted Average Common Shares Outstanding - Diluted	39,840,474	39,097,820	39,139,610	39,149,120

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$71,083	$15,139	$27,546	$28,492
Food & Beverage	10,075	136	2,441	2,766
Other	8,780	2,137	3,734	4,114
Other Revenues	235	31	26	10,082
Hotel Operating Expenses:
Room	19,092	3,622	7,436	8,637
Food & Beverage	10,621	721	2,344	2,513
Other	35,806	14,035	17,965	17,464
Other Expenses	54,106	54,471	53,534	59,443
Loss from Unconsolidated Joint Ventures	(1,018)	(502)	(669)	(749)
Loss Before Income Taxes	(30,470)	(55,908)	(48,201)	(43,352)
Income Tax Benefit (Expense)	4,498	(15,872)	28	17
Net Loss	(25,972)	(71,780)	(48,173)	(43,335)

Loss Allocated to Noncontrolling Interests	(2,897)	(7,164)	(5,032)	(4,605)
Loss Allocated to Noncontrolling Interests - Consolidated Joint Ventures	—	(3,196)	—	(21)
Preferred Distributions	6,044	6,044	6,044	6,044
Net Loss applicable to Common Shareholders	$(29,119)	$(67,464)	$(49,185)	$(44,753)
Earnings per share:
Basic Net Loss applicable to Common Shareholders	$(0.76)	$(1.75)	$(1.27)	$(1.16)
Diluted Net Loss applicable to Common Shareholders	$(0.76)	$(1.75)	$(1.27)	$(1.16)
Weighted Average Common Shares Outstanding - Basic	38,564,099	38,609,922	38,639,048	38,640,604
Weighted Average Common Shares Outstanding - Diluted	38,564,099	38,609,922	38,639,048	38,640,604

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2021
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Courtyard by Marriott Brookline, Brookline, MA	$—	$—	$47,414	$—	$5,068	$—	$52,482	$52,482	$(24,012)	$28,470	6/16/2005
Annapolis Waterfront Hotel, Annapolis, MD	(27,378)	—	43,251	—	4,159	—	47,410	47,410	(5,113)	42,297	3/28/2018
Hilton Garden Inn JFK, JFK Airport, NY	—	—	25,018	—	4,304	—	29,322	29,322	(13,143)	16,179	2/16/2006
Hyatt House White Plains, White Plains, NY	—	8,823	30,273	—	13,954	8,823	44,227	53,050	(18,889)	34,161	12/28/2006
Hampton Inn Seaport, Seaport, NY	—	7,816	19,040	—	1,748	7,816	20,788	28,604	(8,436)	20,168	2/1/2007
Gate Hotel JFK Airport, JFK Airport, NY	—	—	27,315	—	2,362	—	29,677	29,677	(11,524)	18,153	6/13/2008
Hampton Inn Center City/ Convention Center, Philadelphia, PA	—	3,490	24,382	—	11,434	3,490	35,816	39,306	(19,833)	19,473	2/15/2006
NU Hotel Brooklyn, Brooklyn, NY	—	—	22,042	—	1,983	—	24,025	24,025	(9,173)	14,852	1/14/2008
Hilton Garden Inn Tribeca, Tribeca, NY	(45,450)	21,077	42,955	—	1,457	21,077	44,412	65,489	(14,681)	50,808	5/1/2009
Hampton Inn Washington, D.C., Washington, DC	—	9,335	58,048	—	5,151	9,335	63,199	72,534	(18,849)	53,685	9/1/2010
Courtyard by Marriott Los Angeles Westside, LA Westside, CA	(35,000)	13,489	27,025	—	5,004	13,489	32,029	45,518	(11,988)	33,530	5/19/2011
Cadillac Hotel & Beach Club, Miami, FL	—	35,700	55,805	—	45,073	35,700	100,878	136,578	(32,138)	104,440	11/16/2011
The Rittenhouse Hotel, Philadelphia, PA	—	7,108	29,556	—	28,053	7,108	57,609	64,717	(29,451)	35,266	3/1/2012
The Boxer Boston, Boston, MA	—	1,456	14,954	—	2,157	1,456	17,111	18,567	(5,333)	13,234	5/7/2012
Holiday Inn Express Chelsea, Manhattan, NY	—	30,329	57,016	—	2,159	30,329	59,175	89,504	(15,115)	74,389	6/18/2012
Hyatt Union Square, Union Square, NY	(56,000)	32,940	79,300	—	4,335	32,940	83,635	116,575	(20,254)	96,321	4/9/2013
The Hotel Milo, Santa Barbara, CA	(21,133)	—	55,080	—	5,160	—	60,240	60,240	(14,483)	45,757	2/28/2014
Hilton Garden Inn Manhattan Midtown East, Midtown East, NY	(44,325)	45,480	60,762	—	605	45,480	61,367	106,847	(11,869)	94,978	5/27/2014

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2021 (CONTINUED)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Parrot Key Hotel & Villas, Key West, FL	—	57,889	33,959	—	14,247	57,889	48,206	106,095	(14,955)	91,140	5/7/2014
The Winter Haven Hotel Miami Beach, Miami Beach, FL	—	5,400	18,147	—	926	5,400	19,073	24,473	(4,258)	20,215	12/20/2013
The Blue Moon Hotel Miami Beach, Miami Beach, FL	—	4,874	20,354	—	2,397	4,874	22,751	27,625	(4,905)	22,720	12/20/2013
The St. Gregory Hotel, Dupont Circle, Washington D.C.	(23,000)	23,764	33,005	—	7,644	23,764	40,649	64,413	(10,142)	54,271	6/16/2015
TownePlace Suites Sunnyvale, Sunnyvale, CA	—	—	18,999	—	691	—	19,690	19,690	(3,492)	16,198	8/25/2015
The Ritz-Carlton Georgetown, Washington D.C.	—	17,825	29,584	—	4,079	17,825	33,663	51,488	(6,530)	44,958	12/29/2015
The Sanctuary Beach Resort, Marina, CA	(13,951)	20,278	17,319	—	7,015	20,278	24,334	44,612	(6,589)	38,023	1/28/2016
Hilton Garden Inn M Street, Washington D.C.	—	30,793	67,420	—	268	30,793	67,688	98,481	(9,914)	88,567	3/9/2016
The Envoy Boston Seaport, Boston, MA	—	25,264	75,979	—	3,944	25,264	79,923	105,187	(12,209)	92,978	7/21/2016
Courtyard by Marriott Sunnyvale, Sunnyvale, CA	(39,841)	17,694	53,272	—	152	17,694	53,424	71,118	(6,955)	64,163	10/20/2016
Mystic Marriott Hotel & Spa, Groton, CT	—	1,420	40,440	—	9,907	1,420	50,347	51,767	(9,764)	42,003	1/3/2017
The Ritz-Carlton Coconut Grove, Coconut Grove, FL	—	5,185	30,825	—	10,129	5,185	40,954	46,139	(8,184)	37,955	2/1/2017
The Pan Pacific Hotel Seattle, Seattle, WA	—	13,079	59,255	—	748	13,079	60,003	73,082	(7,370)	65,712	2/21/2017
Philadelphia Westin, Philadelphia, PA	—	19,154	103,406	—	4,795	19,154	108,201	127,355	(12,966)	114,389	6/29/2017
The Ambrose Hotel, Santa Monica, CA	—	18,750	26,839	—	1,621	18,750	28,460	47,210	(4,193)	43,017	12/1/2016
Total Investment in Real Estate	$(306,078)	$478,412	$1,348,039	$—	$212,729	$478,412	$1,560,768	$2,039,180	$(406,710)	$1,632,470
(1)Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

*    Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed.
The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2021, 2020 and 2019 is approximately $1,450,092, $1,633,467 and $1,675,650, respectively.
Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.
See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2021 (CONTINUED)
[IN THOUSANDS]

	2021	2020	2019
Reconciliation of Real Estate
Balance at beginning of year	$2,220,936	$2,228,864	$2,206,701
Additions during the year	5,322	17,967	22,163
Dispositions	(187,078)	(25,895)	—
Total Real Estate	$2,039,180	$2,220,936	$2,228,864

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$396,016	$340,499	$277,580
Depreciation for year	57,768	64,083	62,919
Accumulated depreciation on assets sold	(47,074)	(8,566)	—
Balance at the end of year	$406,710	$396,016	$340,499

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on Internal Control Over Financial Reporting

We have audited Hersha Hospitality Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2022

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Trustees, Executive Officers and Corporate Governance
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2022 Annual Meeting of Shareholders.

Item 11.    Executive Compensation
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2022 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2022 Annual Meeting of Shareholders.
SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS
As of December 31, 2021, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	-	-	1,683,036
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,683,036
(1)    Represents shares issuable under the Company’s 2012 Amended and Restated Equity Incentive Plan. On January 1, 2012, the Company’s 2008 Equity Incentive Plan (the “2008 EIP”) was terminated. Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.    Certain Relationships and Related Transactions, and Trustee Independence
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2022 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2022 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    Documents filed as part of this report.
1.    Financial Statements:
The following financial statements are included in this report on pages 51 to 101:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
The following financial statement schedule is included in this report on pages 102 to 104: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2021.
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
4.14
Indenture, dated February 23, 2021, between Hersha Hospitality Limited Partnership, as issuer, Hersha Hospitality Trust, as parent guarantor, each other guarantor party thereto and U.S. Bank as trustee National Association, as trustee.

4.15	Form of 9.50% Unsecured PIK Toggle Notes Due 2026 of Hersha Hospitality Limited Partnership (included as Exhibit A in the Indenture filed as Exhibit 4.1).
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

10.12
Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan, amended as of May 27, 2021 (incorporated by reference to Appendix A to Hersha Hospitality Trust's Definitive Proxy Statement filed on April 16, 2021).

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

Exhibit No.
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

Exhibit No.
10.34
Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan (filed as Appendix A to the definitive proxy statement on Schedule 14A filed by Hersha Hospitality Trust on April 16, 2021 and incorporated by reference herein)

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

HERSHA HOSPITALITY TRUST
February 23, 2022	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 23, 2022
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 23, 2022
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 23, 2022
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 23, 2022
Donald J. Landry

/s/ Jackson Hsieh	Trustee	February 23, 2022
Jackson Hsieh

/s/ Thomas J. Hutchison III	Trustee	February 23, 2022
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	February 23, 2022
Michael A. Leven

/s/ Dianna F. Morgan	Trustee	February 23, 2022
Dianna F. Morgan

/s/ John M. Sabin	Trustee	February 23, 2022
John M. Sabin