Form 10-Q
period 2022-03-31
HERSHA HOSPITALITY TRUST
filed 2022-04-28
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the number of Class A common shares of beneficial interest outstanding was 39,354,893 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2022	December 31, 2021
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,650,180	$1,665,097
Investment in Unconsolidated Joint Ventures	5,130	5,580
Cash and Cash Equivalents	77,447	72,238
Escrow Deposits	10,997	12,707
Hotel Accounts Receivable	7,121	8,491
Due from Related Parties	153	2,495
Intangible Assets, Net of Accumulated Amortization of $7,010 and $6,944	1,269	1,335
Right of Use Assets	43,211	43,442
Other Assets	29,366	21,759
Total Assets	$1,824,874	$1,833,144

Liabilities and Equity:
Line of Credit	$118,684	$118,684
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	496,306	496,085
Unsecured Notes Payable, Net of Unamortized Discount and Unamortized Deferred Financing Costs (Note 5)	200,855	198,490
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	304,248	304,614
Lease Liabilities	53,592	53,691
Accounts Payable, Accrued Expenses and Other Liabilities	39,119	43,207
Dividends and Distributions Payable	6,044	6,044
Due to Related Parties	439	1,723
Total Liabilities	$1,219,287	$1,222,538

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$4,583	$2,310

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at March 31, 2022 and December 31, 2021, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at March 31, 2022 and December 31, 2021; 39,354,893 and 39,325,025 Shares Issued and Outstanding at March 31, 2022 and December 31, 2021, respectively	394	394
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2022 and December 31, 2021	—	—
Accumulated Other Comprehensive Income (Loss)	10,908	(2,747)
Additional Paid-in Capital	1,153,486	1,155,034
Distributions in Excess of Net Income	(615,740)	(595,454)
Total Shareholders' Equity	549,195	557,374

Noncontrolling Interests (Note 1)	51,809	50,922

Total Equity	601,004	608,296

Total Liabilities and Equity	$1,824,874	$1,833,144
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2022	2021
Revenue:
Hotel Operating Revenues:
Room	$65,132	$39,350
Food & Beverage	9,056	3,074
Other Operating Revenues	7,639	4,729
Other Revenues	41	12
Total Revenues	81,868	47,165
Operating Expenses:
Hotel Operating Expenses:
Room	14,590	9,198
Food & Beverage	8,404	2,873
Other Operating Expenses	26,356	20,109
Property Losses in Excess of Insurance Recoveries	25	—
Hotel Ground Rent	1,090	1,100
Real Estate and Personal Property Taxes and Property Insurance	8,483	10,071
General and Administrative (including Share Based Payments of $2,541 and $2,169 for the three months ended March 31, 2022 and 2021, respectively)	5,318	4,944
Terminated Transaction Costs	—	354
Depreciation and Amortization	19,276	21,802
Total Operating Expenses	83,542	70,451

Operating Loss	(1,674)	(23,286)

Interest Income	1	1
Interest Expense	(14,237)	(13,429)
Other (Expense) Income	(99)	461
Gain on Disposition of Hotel Properties	—	48,352
Loss on Debt Extinguishment	—	(2,940)
(Loss) Income Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(16,009)	9,159

Loss from Unconsolidated Joint Ventures	(936)	(658)

(Loss) Income Before Income Taxes	(16,945)	8,501

Income Tax (Expense) Benefit	(21)	589

Net (Loss) Income	(16,966)	9,090

Loss (Income) Allocated to Noncontrolling Interests - Common Units	2,724	(322)
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	(2,273)	158
Preferred Distributions	(6,044)	(6,043)

Net (Loss) Income Applicable to Common Shareholders	$(22,559)	$2,883

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

	Three Months Ended March 31,
	2022	2021
(Loss) Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.58)	$0.07

DILUTED
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.58)	$0.07

Weighted Average Common Shares Outstanding:
Basic	39,231,550	38,970,893
Diluted*	39,231,550	39,840,474
*(Loss) Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership (the “Operating Partnership” or “HHLP”) has been excluded from the numerator and the Class A common shares issuable upon any redemption of the Operating Partnership’s common units of limited partnership interest (“Common Units”) and the Operating Partnership’s vested LTIP units (“Vested LTIP Units”) have been omitted from the denominator for the purpose of computing diluted earnings per share because the effect of including these shares and units in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to (loss) income applicable to common shareholders.
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Common Units and Vested LTIP Units	5,267,258	4,349,730
Unvested Stock Awards and LTIP Units Outstanding	681,150	—
Contingently Issuable Share Awards	296,157	—
Total Potentially Dilutive Securities Excluded from the Denominator	6,244,565	4,349,730
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021
Net (Loss) Income	$(16,966)	$9,090
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	15,489	6,465
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	—	301
Total Other Comprehensive Income	$15,489	$6,766

Comprehensive (Loss) Income	(1,477)	15,856
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests - Common Units	890	(1,001)
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Consolidated Joint Venture	(2,273)	158
Less: Preferred Distributions	(6,044)	(6,043)
Comprehensive (Loss) Income Attributable to Common Shareholders	$(8,904)	$8,970
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive (Loss) Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2021	2,310	39,325,025	394	—	14,703,214	147	1,155,034	(2,747)	(595,454)	557,374	6,926,253	50,922	608,296
Issuance Costs/Other	—	—	—	—	—	—	(39)	—	—	(39)	—	—	(39)
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Share Based Compensation:
Grants	—	29,868	—	—	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	—	—	—	764	—	—	764		1,777	2,541
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	13,655	—	13,655	—	1,834	15,489
Adjustment to Record Noncontrolling Interest at Redemption Value	2,273	—	—	—	—	—	(2,273)	—	—	(2,273)	—	—	(2,273)
Net Loss	—	—	—	—	—	—	—	—	(14,242)	(14,242)	—	(2,724)	(16,966)
Balance at March 31, 2022	4,583	39,354,893	394	—	14,703,214	147	1,153,486	10,908	(615,740)	549,195	6,926,253	51,809	601,004

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(19,275)	(509,243)	623,003	5,392,808	49,246	672,249
Unit Conversion	—	225,000	2	—	—	—	2,870	—	—	2,872	(225,000)	(2,872)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(30,218)	(30,218)	—	—	(30,218)
Share Based Compensation:
Grants	—	63,825	—	—	—	—	(9)	—	—	(9)	775,206	1,614	1,605
Amortization	—	—	—	—	—	—	733	—	—	733	—	862	1,595
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	6,766	—	6,766	—	—	6,766
Equity Contribution to Consolidated Joint Venture	158	—	—	—	—	—	—	—	—	—	—	—	—
Net Income	(158)	—	—	—	—	—	—	—	8,926	8,926		322	9,248
Balance at March 31, 2021	—	39,132,307	391	—	14,703,214	147	1,154,579	(12,509)	(530,535)	612,073	5,943,014	49,172	661,245

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net (Loss) Income	$(16,966)	$9,090
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties	—	(48,352)
Property Losses in Excess of Insurance Recoveries	25	—
Junior Note PIK Interest Added to Principal	1,855	—
Deferred Taxes	—	(606)
Depreciation	19,195	21,708
Amortization	1,484	1,330
Loss on Debt Extinguishment	—	634
Equity in Loss of Unconsolidated Joint Ventures	936	658
Loss Recognized on Change in Fair Value of Derivative Instrument	—	301
Share Based Compensation Expense	2,541	2,169
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	1,370	(629)
Other Assets	194	(3,063)
Due from Related Parties	2,342	688
Increase (Decrease) in:
Due to Related Parties	(1,284)	—
Accounts Payable, Accrued Expenses and Other Liabilities	3,304	2,279
Net Cash Provided by (Used in) Operating Activities	$14,996	$(13,793)

Investing Activities:
Capital Expenditures	(4,219)	(2,731)
Proceeds from Disposition of Hotel Properties	—	149,384
Contributions to Unconsolidated Joint Ventures	(485)	(275)
Net Cash (Used in) Provided by Investing Activities	$(4,704)	$146,378
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021
Financing Activities:
Repayments on Line of Credit	$—	$(11,634)
Payments on Term Loans	—	(175,559)
Proceeds from Mortgages and Notes Payable	—	144,750
Principal Repayment of Mortgages	(553)	(704)
Deferred Financing Costs	(196)	(5,529)
Dividends Paid on Preferred Shares	(6,044)	(24,172)
Net Cash Used in Financing Activities	$(6,793)	$(72,848)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	$3,499	$59,737
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	84,945	23,607

Cash, Cash Equivalents, and Restricted Cash - End of Period	$88,444	$83,344
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of March 31, 2022, we owned an approximate 85.0% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three months ended March 31, 2022 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $51,809 as of March 31, 2022 and $50,922 as of December 31, 2021. As of March 31, 2022, there were 6,926,253 Common Units and LTIP Units outstanding with a fair market value of $62,890, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

We are party to a joint venture that owns the Ritz-Carlton Coconut Grove, FL, in which our joint venture partner has a noncontrolling equity interest of 15% in the property. Hersha Holding RC Owner, LLC, the owner entity of the Ritz-Carlton Coconut Grove joint venture ("Ritz Coconut Grove"), will distribute income based on cash available for distribution which will be distributed as follows: (1) to us until we receive a cumulative return on our contributed senior common equity interest, currently at 8%, and (2) then to the owner of the noncontrolling interest until they receive a cumulative return on their contributed junior common equity interest, currently at 8%, and (3) then 75% to us and 25% to the owner of the noncontrolling interest until we both receive a cumulative return on our contributed senior common equity interest, currently at 12%, and (4) finally, any remaining operating profit shall be distributed 70% to us and 30% to the owner of the noncontrolling interest. Additionally, the noncontrolling interest in the Ritz Coconut Grove has the right to put their ownership interest to us for cash consideration at any time during the life of the venture. The balance sheets and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and the book value of the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheets.

For Ritz Coconut Grove, income or loss is allocated using Hypothetical Liquidation at Book Value ("HLBV method") as the liquidation rights and priorities, as defined by the venture's governing agreement, differs from the underlying percentage ownership in the venture. The Company applies the HLBV method using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that we would receive if the venture entity were to liquidate all of its assets at carrying value and distribute that cash to the joint venture based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses and the remainder is allocated to noncontrolling interest.

The noncontrolling interest in the Ritz Coconut Grove is measured at the greater of historical cost or the put option redemption value. For the three months ended March 31, 2022 and 2021, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $0 and $158, respectively. This is recorded as part of the Loss (Income) Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. During the three months ended March 31, 2022, we reclassified $2,273 from Additional Paid in Capital to Redeemable Noncontrolling Interests - Consolidated Joint Venture to value the noncontrolling interest at the put option redemption value of $4,583.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at March 31, 2022 and December 31, 2021 are summarized as follows:

					Dividend Per Share (1)
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2022	December 31, 2021	Aggregate Liquidation Preference	Distribution Rate	2022	2021
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.4297	$2.1485
Series D	7,701,700	7,701,700	$192,500	6.500%	$0.4063	$2.0313
Series E	4,001,514	4,001,514	$100,000	6.500%	$0.4063	$2.0313
Total	14,703,214	14,703,214

During the three months ended March 31, 2021, the Company paid cash dividends on the Company's Series C, Series D and Series E cumulative redeemable preferred stock reflecting accrued and unpaid dividends for the dividend periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021. In addition, the Company declared a cash dividend for the first dividend period ending April 15, 2021, which was paid on April 15, 2021 to holders of record as of April 1, 2021.

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

Two of our secured term loans totaling $218,635, as well as our Line of Credit (as defined below in Note 5, “Debt—Credit Facilities”), which has $118,684 drawn as of March 31, 2022, will mature in August of 2022. In addition, it is possible that we could breach certain of our Credit Agreement (as defined below in Note 5, “Debt—Credit Facilities”) covenants in 2022, which could lead to potential acceleration of amounts due under our Credit Agreements. Management is exploring options including, but not limited to, additional asset sales, the refinancing of debt and the offering of equity or equity-linked securities prior to the maturity of these term loans in August of 2022, or an event of default. The Company believes that we will be able to refinance this debt, obtain a waiver, or generate the cash necessary to pay off the debt through asset sales or an equity offering prior to a default. However, given the unpredictable nature of the recovery from the impact of COVID-19, there can be no assurance that we will be able to obtain a waiver or amendment in a timely manner, or on acceptable terms, if at all, or generate the cash necessary to pay off this debt through an equity offering or asset sales prior to the debt maturity. The failure to obtain a waiver or amendment, or otherwise repay the debt, could lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
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

As of March 31, 2022, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its respective carrying value.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
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

We have not entered into any contract modifications yet, as it directly relates to reference rate reform but we anticipate having to undertake such modifications in the future as a majority of our contracts with lenders and hedging counterparties are indexed to LIBOR. Some debt contract modifications will occur in the normal course of business and will include other changes in the terms, for which we do not anticipate that this accounting relief will be applicable. However, we anticipate that other debt contract modifications will occur prior to the phase out of LIBOR on June 30, 2023 specifically to address the LIBOR transition, for which we will be able to apply the accounting relief.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Land	$478,412	$478,412
Buildings and Improvements	1,562,851	1,560,768
Furniture, Fixtures and Equipment	276,974	274,802
Construction in Progress	1,739	1,784
	2,319,976	2,315,766

Less Accumulated Depreciation	(669,796)	(650,669)

Total Investment in Hotel Properties *	$1,650,180	$1,665,097
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $38,939 and $39,577 at March 31, 2022 and December 31, 2021, respectively.

Acquisitions
For the three months ended March 31, 2022 and 2021, we acquired no hotel properties.

Hotel Dispositions
For the three months ended March 31, 2022, we had no hotel dispositions. During the three months ended March 31, 2021, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Courtyard San Diego, CA	05/30/2013	02/19/2021	$64,500	$5,032
The Capitol Hill Hotel Washington, DC	04/15/2011	03/09/2021	51,000	12,975
Holiday Inn Express Cambridge, MA	05/03/2006	03/09/2021	32,000	20,280
Residence Inn Miami Coconut Grove, FL	06/12/2013	03/10/2021	31,000	9,996
2021 Total				$48,283

On April 27, 2022, we entered into a purchase and sale agreement to sell the Courtyard Brookline, MA, the Hampton Inn Washington, DC, Hilton Garden Inn M Street, DC, Hampton Inn - Philadelphia, PA, Courtyard Sunnyvale, CA, TownePlace Suites Sunnyvale, CA and the Courtyard Los Angeles Westside, CA to an unaffiliated buyer for a purchase price of $505,000. The transaction is expected to close in the third quarter of 2022, subject to customary closing conditions.

Assets Held For Sale

As of March 31, 2022 and December 31, 2021, there were no assets held for sale.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2022 and December 31, 2021, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned	March 31, 2022	December 31, 2021
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%	106	189
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%	—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%	5,024	5,391
			$5,130	$5,580

Income/Loss Allocation

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

Loss recognized during the three months ended March 31, 2022 and 2021, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2022	2021
Hiren Boston, LLC	$(258)	$(335)
SB Partners, LLC	(310)	—
SB Partners Three, LLC	(368)	(323)
Loss from Unconsolidated Joint Venture Investments	$(936)	$(658)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Balance Sheets

	March 31, 2022	December 31, 2021
Assets
Investment in Hotel Properties, Net	$62,860	$64,096
Other Assets	15,186	15,649
Total Assets	$78,046	$79,745

Liabilities and Equity
Mortgages and Notes Payable	$65,622	$65,723
Other Liabilities	15,481	15,656
Equity:
Hersha Hospitality Trust	2,679	3,328
Joint Venture Partner(s)	(5,736)	(4,962)
Accumulated Other Comprehensive Loss	—	—
Total Equity	(3,057)	(1,634)

Total Liabilities and Equity	$78,046	$79,745

Statements of Operations

	Three Months Ended March 31,
	2022	2021
Room Revenue	$2,647	$2,255
Other Revenue	186	117
Operating Expenses	(2,455)	(1,864)
Lease Expense	(257)	(270)
Property Taxes and Insurance	(572)	(1,565)
General and Administrative	(20)	(222)
Depreciation and Amortization	(1,253)	(2,312)
Interest Expense	(668)	(2,692)
Loss on Dissolution of Joint Venture	—	(112,429)
Income Tax Benefit	125	54
Net Loss	$(2,267)	$(118,928)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Our share of equity recorded on the joint ventures' financial statements	$2,679	$3,328
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	2,451	2,252
Investment in Unconsolidated Joint Ventures	$5,130	$5,580
(1)  Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

•the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements;
•accumulated amortization of our equity in joint ventures that reflects the difference in our portion of the fair value of joint ventures' assets on the date of our investment when compared to the carrying value of the assets recorded on the joint ventures’ financial statements (this excess or deficit investment is amortized over the life of the properties, and the amortization is included in Loss from Unconsolidated Joint Venture Investments on our consolidated statement of operations); and
•cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements, if any.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Derivative Asset	$8,232	$92
Deferred Financing Costs	736	1,070
Prepaid Expenses	11,390	11,632
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,108	2,193
Deposits with Unaffiliated Third Parties	2,668	2,663
Deferred Tax Asset, Net of Valuation Allowance of $22,259 and $21,612, respectively	—	—
Property Insurance Receivable	575	693
Other	2,109	1,868
	$29,366	$21,759
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

Deferred Tax Asset – We have $0 of net deferred tax assets as of March 31, 2022. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT
Mortgages
Mortgages payable at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Mortgage Indebtedness	$305,525	$306,078
Net Unamortized Premium	11	13
Net Unamortized Deferred Financing Costs	(1,288)	(1,477)
Mortgages Payable	$304,248	$304,614

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.10% to 5.05% as of March 31, 2022.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties with the exception of one mortgage was met as of March 31, 2022. The lender has elected its right to escrow property level cash flow for the purpose of meeting future payment obligations.

As of March 31, 2022, the maturity dates for the outstanding mortgage loans ranged from December 2022 to September 2025.

Credit Facilities

We maintain three secured credit arrangements which aggregate to $747,481 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. One credit agreement provides for a $442,404 senior secured credit facility (“Credit Facility”). The Credit Facility consists of a $250,000 senior secured revolving line of credit (“Line of Credit”) and a $192,404 senior secured term loan ("First Term Loan"), and expires on August 10, 2022.

We maintain another credit agreement which provides for a $278,846 senior secured term loan agreement (“Second Term Loan”) and expires on September 10, 2024.

A separate credit agreement provides for a $26,231 senior secured term loan agreement (“Third Term Loan” and collectively with the Credit Facility and the Second Term Loan, the "Credit Agreements") and expires on August 10, 2022. Management intends to explore options including, but not limited to, additional asset sales, the refinancing of debt and the offering of equity or equity-linked securities prior to the maturity of the First Term Loan and the Third Term Loan on August 10, 2022.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
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

The amount that we can borrow at any given time under our Line of Credit, and the individual term loans (each a “Term Loan” and together the “Term Loans”) is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of March 31, 2022, the following hotel properties secured the amended facilities under the Credit Agreements:

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
- Philadelphia Westin, Philadelphia, PA

The interest rate for borrowings under the Line of Credit and Term Loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	March 31, 2022	December 31, 2021
Line of Credit	1.50% to 2.25%	$118,684	$118,684
Term Loans:
First Term Loan	1.45% to 2.20%	$192,404	$192,404
Second Term Loan	1.35% to 2.00%	278,846	278,846
Third Term Loan	1.45% to 2.20%	26,231	26,231
Deferred Loan Costs		(1,175)	(1,396)
Total Term Loans		$496,306	$496,085

The weighted average interest rate on our credit facilities was 3.55% and 3.58% for the three months ended March 31, 2022 and 2021, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)
Notes Payable

Notes payable at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Statutory Trust I and Statutory Trust II Notes Payable Indebtedness	$51,548	$51,548
Net Unamortized Deferred Financing Costs	(693)	(706)
Statutory Trust I and Statutory Trust II Notes Payable	50,855	50,842

Junior Notes Payable Indebtedness	158,094	156,239
Net Unamortized Deferred Financing Costs	(3,970)	(4,209)
Net Unamortized Discount	(4,124)	(4,382)
Junior Notes Payable	150,000	147,648

Total Notes Payable	$200,855	$198,490

Statutory Trust I and Statutory Trust II Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The related deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 3.17% and 3.21% for the three months ended March 31, 2022 and 2021, respectively.

Junior Notes Payable

On February 17, 2021, the Company entered into a note purchase agreement with several purchasers (the “Purchasers”). The Company issued and sold to the Purchasers $150,000 aggregate principal amount of the Company’s 9.50% Unsecured PIK Toggle Notes due 2026 (the “Notes”) on February 23, 2021. The Notes will mature on February 23, 2026. The Notes bear interest at a rate of 9.50% per year, payable in arrears on June 30, September 30, December 31 and March 31 of each year, beginning on June 30, 2021. For any interest period ending on or prior to March 31, 2022, the Issuer, in its sole discretion may elect to pay interest (a) in cash at a rate per annum equal to 4.75% per annum, and (b) in kind at a rate per annum equal to 4.75% per annum (“PIK Interest”). Any PIK Interest will be paid by increasing the principal amount of the Notes at the end of the applicable interest period by the amount of such PIK Interest. We elected the PIK Interest option for the interest periods ended June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022, increasing the total principal balance by $8,094 to $158,094 as of March 31, 2022.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)
The Company may only use the net proceeds from the issuance of the Notes in accordance with the mandatory prepayment waterfalls, which includes the repayment of outstanding borrowings under the Credit Agreements and use for certain other general corporate purposes.

Interest Expense

The table below shows the interest expense incurred by the Company during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Mortgage Loans Payable	$2,529	$2,833
Interest Rate Swap Contracts on Mortgages	565	603
Unsecured Notes Payable	4,406	1,838
Credit Facility and Term Loans	3,649	4,368
Interest Rate Swap Contracts on Credit Agreements	1,822	2,424
Deferred Financing Costs Amortization	1,191	1,293
Other	75	70
Total Interest Expense	$14,237	$13,429

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
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

The components of lease costs for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$1,050	$88	$1,138	$1,076	$121	$1,197
Variable lease costs	40	70	110	24	80	104
Total lease costs	$1,090	$158	$1,248	$1,100	$201	$1,301

Other information related to leases as of and for the three months ended March 31, 2022 and 2021 is as follows:

	March 31, 2022	March 31, 2021
Cash paid from operating cash flow for operating leases	$1,085	$1,072
Weighted average remaining lease term (in years)	63.4	64.2
Weighted average discount rate	7.86%	7.86%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2022 and 2021, base management fees incurred to HHMLP totaled $1,999 and $1,180, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2022 and 2021, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties that are not managed by the brand are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, advertising services and certain other charges, and such payments are primarily based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2022 and 2021 were $3,052 and $1,823, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting, Revenue Management and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2022 and 2021, the Company incurred accounting fees of $277 and $313, respectively. For the three months ended March 31, 2022 and 2021, the Company incurred information technology fees of $87 and $102, respectively. For the three months ended March 31, 2022 and 2021, the Company incurred revenue management service fees of $574 and $438. Accounting fees, revenue management fees and information technology fees are included in Hotel Operating Expenses under Other.

Capital Expenditure Fees

HHMLP charges fees between 3% and 5% on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2022 and 2021, we incurred fees of $83 and $119, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
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

Hotel Supplies

For the three months ended March 31, 2022 and 2021, we incurred charges for hotel supplies of $0 and $1, respectively. For the three months ended March 31, 2022 and 2021, we incurred charges for capital expenditure purchases of $889 and $134, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.

Insurance Services

The Company utilizes the services of HHMLP to provide risk management services to the Company related to the placement of property and casualty insurance, placement of general liability insurance and claims handling for our hotel properties. The fees incurred for these risk management services for the three months ended March 31, 2022 and 2021 were $30 and $42, respectively.

Restaurant Lease Agreements with Independent Restaurant Group

The Company has entered into management agreements with Independent Restaurant Group (“IRG”), subject to the supervision of HHMLP, as property manager, for restaurants at two of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG. For the three months ended March 31, 2022 and 2021, management fees incurred to IRG totaled $43 and $13, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2022 and December 31, 2021 was approximately $153 and $2,495, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of March 31, 2022 and December 31, 2021 was $439 and $1,723, respectively. The balance at March 31, 2022 and December 31, 2021 primarily consisted of amounts due to HHMLP for monthly management fees discussed above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
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

As of March 31, 2022, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of March 31, 2022 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of March 31, 2022 and December 31, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							(Liability) Asset Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	March 31, 2022	December 31, 2021
Term Loan Instruments:
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	$(324)	$(970)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(324)	(970)
Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	6,997	(3,729)

Mortgages:
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	57	(987)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	339	(460)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	339	(460)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	(36)	(458)
Courtyard, LA Westside, Culver City, CA	Cap	2.500%	1-Month LIBOR	August 1, 2021	August 1, 2024	35,000	499	92
							$7,547	$(7,942)

The fair value of the interest rate swaps and cap with an asset balance are included in Other Assets and the fair value of the interest rate swaps with a liability balance are included in Accounts Payable, Accrued Expenses and Other Liabilities at March 31, 2022 and December 31, 2021.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain of $15,489 and $6,766 for the three months ended March 31, 2022 and 2021, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized losses on cash flow hedges reflects a reclassification of $0 and $301 of net unrealized gains from accumulated other comprehensive income as an increase to interest expense for the three months ended March 31, 2022 and 2021, respectively. For the next twelve months ending March 31, 2023, we estimate that an additional $204 will be reclassified as a decrease to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2022, the carrying value and estimated fair value of our debt was $1,120,093 and $1,148,059 respectively. As of December 31, 2021, the carrying value and estimated fair value of our debt was $1,117,873 and $1,146,699, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – SHARE BASED PAYMENTS
Our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan, as amended, for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.
A summary of our share based compensation activity from January 1, 2022 to March 31, 2022 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of December 31, 2021	1,658,995	$10.73	170,740	$10.52	—
Granted	—	N/A	—	N/A	29,868	9.60
Vested	—	N/A	(49,153)	11.37	(29,868)	9.60
Unvested Balance as of March 31, 2022	1,658,995	$10.73	121,587	$10.17	—
The following table summarizes share based compensation expense for the three months ended March 31, 2022 and 2021 and unearned compensation as of March 31, 2022 and December 31, 2021:

	Share Based Compensation Expense		Unearned Compensation
	For the Three Months Ended		As of
	March 31, 2022	March 31, 2021	March 31, 2022	December 31, 2021
Issued Awards
LTIP Unit Awards	$1,777	$1,724	$9,567	$11,344
Restricted Share Awards	192	168	642	834
Share Awards	287	—	—	—
Unissued Awards
Market Based	285	277	1,944	2,230
Total	$2,541	$2,169	$12,153	$14,408
The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.6 years for LTIP Unit Awards and 1.1 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2021	2022	2023
LTIP Unit Awards	616,047	1,042,948	—
Restricted Share Awards	66,172	52,415	3,000
	682,219	1,095,363	3,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2022	2021
NUMERATOR:
Basic and Diluted*
Net (loss) income	$(16,966)	$9,090
Loss (Income) allocated to Noncontrolling Interests	451	(164)
Distributions to Preferred Shareholders	(6,044)	(6,043)
Net (loss) income applicable to Common Shareholders	$(22,559)	$2,883

DENOMINATOR:
Weighted average number of common shares - basic	39,231,550	38,970,893
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	114,668
Contingently Issued Shares and Units	—	754,913
Weighted average number of common shares - diluted	39,231,550	39,840,474
*Loss (Income) allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units and Vested LTIP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to (loss) income applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the three months ended March 31, 2022 and 2021 totaled $8,390 and $8,056, respectively. Net cash paid on Interest Rate Derivative contracts during the three months ended March 31, 2022 and 2021 totaled $2,496 and $3,063, respectively. Cash paid for income taxes during the three months ended March 31, 2022 and 2021 totaled $32 and $13, respectively. The following non-cash investing and financing activities occurred during the three months ended March 31, 2022 and 2021:

	2022	2021
Issuance of share based payments	$—	$10,488
Accrued payables for capital expenditures placed into service	914	326
Adjustment to Record Noncontrolling Interest at Redemption Value	2,273	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021:

	2022	2021
Cash and cash equivalents	$77,447	$76,522
Escrowed cash	10,997	6,822
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$88,444	$83,344

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report and other reports filed by us with the U.S. Securities and Exchange Commission (the "SEC"), including, but not limited to those discussed in the sections entitled “Risk Factors” and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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
● world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels; and
● the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2022, we owned interests in 36 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, Los Angeles, Seattle, and Miami, including 32 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 3 hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of

March 31, 2022, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

In addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. We suspended our common and preferred dividends in 2020. During the three months ended March 31, 2021, we paid approximately $24.2 million in preferred dividend arrearage that was not paid in 2020. We also reduced capital expenditures in 2021 and do not anticipate significant allocations to capital projects in the near future. In February 2021, the Company entered into an unsecured notes facility that provided net proceeds of $144.8 million at closing. The initial net proceeds of $144.8 million provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our credit agreements, allowing us to amend our credit agreements on February 17, 2021, eliminating maturities under the credit agreements until August of 2022. The credit agreement amendments also waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, and provided additional liquidity at the Company’s discretion.

The manner in which the ongoing COVID-19 pandemic will be resolved or the manner that the hospitality and tourism industries will return to historical performance norms, and whether the economy will contract or grow are not reasonably predictable. As a result, there can be no assurances that we will be able to achieve the hotel operating metrics or the results at our properties we have forecasted. Factors that might contribute to less-than-anticipated performance include those described under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 and other documents that we may file with the SEC in the future. We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2022 consisted of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $34,674, or 73.5%, to $81,827 for the three months ended March 31, 2022 compared to $47,153 for the same period in 2021.  This increase is primarily attributable to an increase in demand across our portfolio in 2022 as our hotels continue to recover from the decrease in demand caused by the COVID-19 pandemic. We realized an increase in revenue in all of the markets in which we operate, most notably in the South Florida market which had an increase in hotel operating revenues of $10,982 for the three months ended March 31, 2022 compared to 2021. The increase in demand is partially offset by a reduction in hotel operating revenue attributable to the sale of the Courtyard San Diego, the Residence Inn Coconut Grove, the Holiday Inn Express Cambridge, and the Capitol Hill Hotel hotels during the three months ended March 31, 2021 and the sale of the Duane Street hotel in May of 2021. These five hotels contributed hotel operating revenue of $2,052 during the three months ended March 31, 2021.

Expenses

Total hotel operating expenses was $49,350 for the three months ended March 31, 2022 compared to $32,180 for the three months ended March 31, 2021. The increase in hotel operating expenses is due to increased operations at our hotels for the three months ended March 31, 2022 as a result of the increase in demand as the markets in which we have operations continue to recover from the decrease in demand caused by the COVID-19 pandemic. This increase in hotel operating expense is partially offset by the sale of the five hotels noted above. These five hotels incurred hotel operating expense of $1,786 during the three months ended March 31, 2021.

Depreciation and amortization decreased by 11.6%, or $2,526, to $19,276 for the three months ended March 31, 2022 from $21,802 for the three months ended March 31, 2021. The decrease is primarily attributable to assets that fully depreciated during 2021 and a reduction in expense due to the 2021 dispositions noted above.

Real estate and personal property tax and property insurance decreased $1,588, or 15.8%, for the three months ended March 31, 2022 when compared to the same period in 2021. This decrease is primarily driven by reductions in expense due to the sale of hotels noted above, as well as a decrease in real estate tax assessments, specifically in the New York City and Washington D.C. markets. In general, our property insurance costs continue to rise annually, which was partially offset by a reduction in expense due to the dispositions noted above.

General and administrative expense increased from $4,944 for the three months ended March 31, 2021 to $5,318 for the same period in 2022. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $372 when comparing the three months ended March 31, 2022 to the same period in 2021. This increase resulted primarily from a difference in the timing of share based compensation recognition. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Loss

Operating loss for the three months ended March 31, 2022 improved by $21,612 to $1,674 from an operating loss of $23,286 during the same period in 2021. The decrease in our operating loss of $21,612 is primarily due to an increase in demand during the three months ended March 31, 2022 as compared to the same period in 2021 as the markets in which we operate continue to recover from the decrease in demand caused by the COVID-19 pandemic.

Interest Expense

Interest expense was $14,237 for the three months ended March 31, 2022 compared to $13,429 for the three months ended March 31, 2021. The primary driver of the increased interest expense is due to the issuance of the Junior Notes (as defined below under “Junior Unsecured Notes Facility, Credit Facility and Term Loans”), which is partially offset by a decrease in interest expense on our term loans and decreases in the amortization of our interest rate hedges. The balance of our borrowings, excluding discounts and deferred costs, have decreased by $7,141 in total between March 31, 2021 and March 31, 2022.

Income Tax Benefit

During the three months ended March 31, 2022, the Company recorded income tax expense of $21 compared to an income tax benefit of $589 for the three months ended March 31, 2021. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of March 31, 2022, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at March 31, 2022 is $0. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2022 was $22,559 compared to net income of $2,883 during the same period in 2021. This decrease is primarily due to the gains on hotel dispositions of $48,352 recognized during the three months ended March 31, 2021, partially offset by an increase in demand in 2022 as compared to the same period in 2021.

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

Junior Unsecured Notes Facility, Credit Facility and Term Loans

In February 2021, the Company entered into a junior unsecured notes facility (“Junior Notes”) that provided net proceeds of $144,750 at closing. The Junior Notes bear interest at a rate of 9.50%, of which half, or 4.75%, will be paid in cash with the remaining half added to the principal of the note through March 31, 2022. The Junior Notes mature in February of 2026 and were non-callable through February 2022. The Junior Notes are callable at 104% beginning February of 2022, 102% beginning in February 2023, and at par any time beginning in February 2024.

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

Our secured debt facilities aggregate to $747,481 which is comprised of a $442,404 senior credit facility and two term loans totaling $305,077. The credit facility (“Credit Facility”) contains a $192,404 term loan (“First Term Loan”) and a $250,000 revolving line of credit (“Line of Credit”), and expires on August 10, 2022. As of March 31, 2022, we had $118,684 outstanding under the Line of Credit. Our two additional term loans are $278,846 (“Second Term Loan”) and $26,231 (“Third Term Loan”), which mature on September 10, 2024 and August 10, 2022, respectively.

We will continue to monitor our debt maturities to manage our liquidity needs. As noted above, the Credit Facility and Third Term Loan totaling $337,319, including the $118,684 drawn on the Line of Credit as of March 31, 2022, will mature in August of 2022. Management intends to explore options including, but not limited to, additional asset sales, the refinancing of debt and the offering of equity or equity-linked securities prior to the maturity of the Credit Facility and the Third Term Loan in August of 2022. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms.

Acquisitions

During the three months ended March 31, 2022 and 2021, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of capital are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Dispositions

During the three months ended March 31, 2022, we disposed of no properties. During the three months ended March 31, 2021, we disposed of four hotel properties for an aggregate sales price of $178,500 resulting in a gain on disposition of $48,283. The net proceeds were used to repay existing debt.
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

We will seek to satisfy our 2022 debt maturities and long-term liquidity requirements through the refinancing of debt as well as various sources of capital, including the sale of assets, borrowings under the Line of Credit and through secured, non-recourse mortgage financings with respect to our unencumbered hotel properties. In addition, we may seek to raise capital through public or private offerings of our securities. The Company believes that we will be able to refinance this debt or pay off the debt prior to maturity through cash generated by the sale of assets or an offering of securities. However, given the unpredictable nature of the recovery from the impact of COVID-19, certain factors may have a material adverse effect on our ability to refinance debt with current or new lenders and access capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders or franchisors. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

At March 31, 2022, one of our mortgage borrowings failed its debt service coverage ratio ("DSCR") requirement. The lender for this mortgage has elected its right to escrow property level cash flow for the purpose of meeting future payment obligations. After considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. We have received financial covenant waivers from certain of our mortgage lenders, which provided us relief from financial covenants for a period of time and established accommodative covenant testing in 2022. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

Spending on capital improvements during the three months ended March 31, 2022 increased when compared to spending on capital improvements during the three months ended March 31, 2021. During the three months ended March 31, 2022, we spent $4,219 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $2,731 during the same period in 2021. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2022 and 2021

Net cash provided by (used in) operating activities increased by $28,789 from net cash used in operating activities of $13,793 for the three months ended March 31, 2021 to net cash provided by operating activities of $14,996 for the comparable period in 2022. The increase in cash flow is primarily attributable to an increase in hotel property cash flow as a result of an increase in demand since the onset of the COVID-19 pandemic.

Net cash used in investing activities for the three months ended March 31, 2022 was $4,704 compared to net cash provided by investing activities of $146,378 for the three months ended March 31, 2021. The change is primarily attributable to proceeds of $149,384 received during the three months ended March 31, 2021 related to the disposition of the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, and the Residence Inn Coconut Grove, compared to no dispositions for the three months ended March 31, 2022. In addition, we had an increase of $1,488 for capital expenditures for the three months ended March 31, 2022 compared to 2021 as we have resumed certain selective capital expenditure projects during the three months ended March 31, 2022. Lastly, we had an increase of $210 of contributions related to unconsolidated joint ventures as we contributed a total of $485 to the Hiren Boston and SB Partners joint ventures during the three months ended March 31, 2022 compared to a contribution of $275 to the Hiren Boston unconsolidated joint venture during the three months ended March 31, 2021.

Net cash used in financing activities for the three months ended March 31, 2022 was $6,793 compared to net cash used in financing activities for the three months ended March 31, 2021 of $72,848. The following items are the major contributing factors for the change in financing cash flows:

•The primary use of cash in 2021 was the payment of $175,559 of outstanding borrowings under the Term Loan agreements and a repayment of $11,634 on our Line of Credit. We received net proceeds of $144,750 from the issuance of the Junior Notes, a portion of which, in addition to the proceeds received from the hotel dispositions noted above, were used to pay down the Term Loans and Line of Credit.
•Payment of $196 of deferred financing costs for the three months ended March 31, 2022, as compared to the payment of $5,529 during the three months ended March 31, 2021 which primarily relates to the Junior Notes issuance noted above.
•A decrease in cash payments of $18,128 related to dividends paid. During the three months ended March 31, 2021, our executed amendments to the Credit Agreements allowed for the payment of the total arrearage of $24,172 of unpaid cash dividends due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares which was paid on March 26, 2021. During the three months ended March 31, 2022, we paid dividends of $6,044 on these preferred shares.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net (loss) income applicable to common shareholders	$(22,559)	$2,883
(Loss) income allocated to noncontrolling interest	(451)	164
Loss from unconsolidated joint ventures	936	658
Gain on disposition of hotel properties	—	(48,352)
Depreciation and amortization	19,276	21,802
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	(2,798)	(22,845)

Loss from unconsolidated joint ventures	(936)	(658)
Unrecognized pro rata interest in loss (1)	(219)	(497)
Depreciation and amortization of difference between purchase price and historical cost (2)	21	21
Interest in depreciation and amortization of unconsolidated joint ventures (3)	627	631
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	(507)	(503)

Funds from Operations applicable to common shareholders and Partnership Units	$(3,305)	$(23,348)

Weighted Average Common Shares and Common Units
Basic	39,231,550	38,970,893
Diluted	45,476,116	44,190,204
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

INFLATION

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates. Additionally, our management companies will face challenges to raise room rates to reflect the impact of inflation until there is a substantial economic recovery from the COVID-19 pandemic. Increasing inflation could adversely affect consumer confidence, which could reduce consumer purchasing power and demand for lodging. Additionally, an increased rate of inflation will cause our operating and renovation costs to increase. These conditions could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, especially in light of the current economic environment due to the COVID-19 pandemic. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2022 and 2021 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods.

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

If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. As of March 31, 2022, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2022, we are exposed to interest rate risk with respect to variable rate borrowings under our Line of Credit, certain variable rate mortgages, and notes payable. As of March 31, 2022, we had total variable rate debt outstanding of $281,607 with a weighted average interest rate of 3.06%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2022 would be an increase or decrease in our interest expense for the three months ended March 31, 2022 of $704.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2022, we have an interest rate cap related to debt on Courtyard, LA Westside, Culver City, CA, and we have seven interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Agreements. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2022, approximately 75.1% of our outstanding consolidated long-term indebtedness was subject to fixed rates or effectively capped, while 24.9% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR.

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

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2022 to be approximately $1,129,436 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2022 to be approximately $1,167,257.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2022, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Fixed Rate Debt	$238,999	$419,479	$191,247	$—	$849,725
Weighted Average Interest Rate	5.27%	6.24%	9.50%	N/A	7.16%

Floating Rate Debt	$26,669	$84,707	$—	$51,548	$162,924
Weighted Average Interest Rate	3.75%	3.55%	N/A	3.45%	3.20%
	$265,668	$504,186	$191,247	$51,548	$1,012,649

Line of Credit	$118,684	$—	$—	$—	$118,684
Weighted Average Interest Rate	2.70%	N/A	N/A	N/A	2.70%
	$384,352	$504,186	$191,247	$51,548	$1,131,333

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2022.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The impact of the Russian invasion of Ukraine on the global economy is uncertain, but may prove to negatively impact our business and operations.

While the Company does not have any material business, operations or assets in Russia, Belarus or Ukraine, and has not been materially impacted by the actions of the Russian government at this time, the short and long-term implications of Russia’s invasion of Ukraine are difficult to predict. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. To the extent the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021, such as those relating to information technology and market conditions, any of which could negatively affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On April 27, 2022, the Company, through certain subsidiaries, entered into a purchase and sale agreement with BCORE Halo Holdings LLC (the “Purchase and Sale Agreement”), pursuant to which the Company has agreed to sell to BCORE Halo Holdings LLC seven non-core hotel properties located outside of New York for an aggregate purchase price of $505 million. Upon the closing of the transaction, the Company anticipates using all or a portion of the proceeds to repay a portion of its existing indebtedness. The transaction is expected to close by the end of the third quarter of 2022 and is subject to the satisfaction of customary closing conditions. Accordingly, no assurance can be given that the transaction will close as expected or at all.

The seven hotel properties to be sold to BCORE Halo Holdings LLC are as follows:

Hotel	Address
Hampton Inn Philadelphia	1301 Race Street, Philadelphia, PA
Courtyard Brookline	40 Webster Street, Brookline, MA
Hilton Garden Inn M Street	2201 M Street NW, Washington DC
Hampton Inn DC Convention Center	599 Massachusetts Avenue, Washington DC
Courtyard Sunnyvale	660 W El Camino Real, Sunnyvale, CA
TownePlace Suites Sunnyvale	606 South Bernardo Avenue, Sunnyvale, CA
Courtyard LA Westside	6333 Bristol Parkway, Culver City, CA

Closing of the transaction is subject to customary conditions, including, without limitation, (i) the absence of legal prohibitions that would have the effect of restraining, enjoining or prohibiting the transaction; (ii) as a condition to each party’s obligations, the accuracy of the other party’s representations and warranties, subject to certain materiality qualifiers; (iii) as a condition to each party’s obligations, the other party’s compliance with covenants in all material respects; and (iv) as a condition to each party’s obligations, the delivery of certain closing documents by the other party.

Item 6. Exhibits.

Exhibit No.
10.1
Purchase and Sale Agreement, dated April 27, 2022, by and among 44 Brookline Hotel, LLC, Affordable Hospitality Associates, L.P., HHLP DC Convention Center Associates, LLC, HHLP Georgetown II Associates, LLC, HHLP LA Westside Associates, LLC, HHLP Sunny Associates, LLC, HHLP Sunnyvale TPS Associates, LLC, 44 Brookline Management, LLC, Philly One TRS, LLC, HHLP DC Convention Center Lessee, LLC, 44 LA Westside Lessee, LLC, HHLP Sunnyvale TPS Lessee, LLC, HHLP Georgetown II Lessee, LLC and HHLP Sunny Lessee, LLC, individually and collectively as sellers, and BCORE Halo Holdings LLC, as purchaser (Pursuant to Item 601(b)(2) of Regulation S-K, the Company hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Purchase and Sale Agreement).*

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

HERSHA HOSPITALITY TRUST

April 28, 2022	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)