Form 10-Q
period 2022-06-30
HERSHA HOSPITALITY TRUST
filed 2022-08-09
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the number of Class A common shares of beneficial interest outstanding was 39,594,963 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	June 30, 2022	December 31, 2021
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,335,479	$1,665,097
Investment in Unconsolidated Joint Ventures	5,486	5,580
Cash and Cash Equivalents	87,918	72,238
Escrow Deposits	12,764	12,707
Hotel Accounts Receivable	8,242	8,491
Due from Related Parties	534	2,495
Intangible Assets, Net of Accumulated Amortization of $7,075 and $6,944	1,204	1,335
Right of Use Assets	30,152	43,442
Other Assets	36,152	21,759
Hotel Assets Held for Sale	318,716	—
Total Assets	$1,836,647	$1,833,144

Liabilities and Equity:
Line of Credit	$118,684	$118,684
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	496,527	496,085
Unsecured Notes Payable, Net of Unamortized Discount and Unamortized Deferred Financing Costs (Note 5)	201,386	198,490
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	229,605	304,614
Lease Liabilities	47,744	53,691
Accounts Payable, Accrued Expenses and Other Liabilities	38,990	43,207
Dividends and Distributions Payable	6,044	6,044
Liabilities Related to Hotel Assets Held for Sale	79,787	—
Due to Related Parties	482	1,723
Total Liabilities	$1,219,249	$1,222,538

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$5,274	$2,310

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at June 30, 2022 and December 31, 2021, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at June 30, 2022 and December 31, 2021; 39,514,661 and 39,325,025 Shares Issued and Outstanding at June 30, 2022 and December 31, 2021, respectively	396	394
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at June 30, 2022 and December 31, 2021	—	—
Accumulated Other Comprehensive Income (Loss)	15,629	(2,747)
Additional Paid-in Capital	1,154,367	1,155,034
Distributions in Excess of Net Income	(612,951)	(595,454)
Total Shareholders' Equity	557,588	557,374

Noncontrolling Interests (Note 1)	54,536	50,922

Total Equity	612,124	608,296

Total Liabilities and Equity	$1,836,647	$1,833,144
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Hotel Operating Revenues:
Room	$98,242	$56,539	$163,374	$95,889
Food & Beverage	15,710	7,230	24,766	10,304
Other Operating Revenues	9,247	6,314	16,886	11,043
Other Revenues	91	13	132	25
Total Revenues	123,290	70,096	205,158	117,261
Operating Expenses:
Hotel Operating Expenses:
Room	19,447	12,350	34,037	21,548
Food & Beverage	11,607	5,409	20,011	8,282
Other Operating Expenses	36,039	23,551	62,395	43,660
Insurance Recoveries in Excess of Property Losses	(987)	(711)	(962)	(711)
Hotel Ground Rent	1,531	1,064	2,621	2,164
Real Estate and Personal Property Taxes and Property Insurance	8,335	9,466	16,818	19,537
General and Administrative (including Share Based Payments of $3,299 and $2,589 and $5,840 and $4,758 for the three and six months ended June 30, 2022 and 2021, respectively)	6,491	5,287	11,809	10,231
Terminated Transaction Costs	—	36	—	390
Loss on Impairment of Assets	—	222	—	222
Depreciation and Amortization	17,003	21,014	36,279	42,816
Total Operating Expenses	99,466	77,688	183,008	148,139

Operating Income (Loss)	23,824	(7,592)	22,150	(30,878)

Interest Income	1	4	2	5
Interest Expense	(14,769)	(14,982)	(29,006)	(28,411)
Other (Expense) Income	(108)	(84)	(207)	377
Gain on Disposition of Hotel Properties	—	—	—	48,352
Loss on Debt Extinguishment	—	(129)	—	(3,069)
Income (Loss) Before Results from Unconsolidated Joint Venture Investments and Income Taxes	8,948	(22,783)	(7,061)	(13,624)

Income (Loss) from Unconsolidated Joint Ventures	357	(589)	(579)	(1,247)

Income (Loss) Before Income Taxes	9,305	(23,372)	(7,640)	(14,871)

Income Tax (Expense) Benefit	(93)	(151)	(114)	438

Net Income (Loss)	9,212	(23,523)	(7,754)	(14,433)

(Income) Loss Allocated to Noncontrolling Interests - Common Units	(379)	2,945	2,345	2,623
Income Allocated to Noncontrolling Interests - Consolidated Joint Venture	(691)	(1,968)	(2,964)	(1,810)
Preferred Distributions	(6,043)	(6,044)	(12,087)	(12,087)

Net Income (Loss) Applicable to Common Shareholders	$2,099	$(28,590)	$(20,460)	$(25,707)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (Loss) Per Share:
BASIC
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.05	$(0.73)	$(0.52)	$(0.66)

DILUTED
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.05	$(0.73)	$(0.52)	$(0.66)

Weighted Average Common Shares Outstanding:
Basic	39,277,269	39,097,820	39,254,536	39,034,707
Diluted*	40,453,785	39,097,820	39,254,536	39,034,707
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Units and Vested LTIP Units	5,262,313	4,279,355	5,264,772	4,314,347
Unvested Stock Awards and LTIP Units Outstanding	—	939,591	791,544	581,989
Contingently Issuable Share Awards	—	408,202	318,893	594,125
Total Potentially Dilutive Securities Excluded from the Denominator	5,262,313	5,627,148	6,375,209	5,490,461
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$9,212	$(23,523)	$(7,754)	$(14,433)
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	5,353	2,539	20,842	9,004
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income (Loss)	—	(141)	—	159
Total Other Comprehensive Income	$5,353	$2,398	$20,842	$9,163

Comprehensive Income (Loss)	14,565	(21,125)	13,088	(5,270)
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Common Units	(1,011)	2,712	(121)	1,711
Less: Comprehensive Income Attributable to Noncontrolling Interests - Consolidated Joint Venture	(691)	(1,968)	(2,964)	(1,810)
Less: Preferred Distributions	(6,043)	(6,044)	(12,087)	(12,087)
Comprehensive Income (Loss) Attributable to Common Shareholders	$6,820	$(26,425)	$(2,084)	$(17,456)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at March 31, 2022	4,583	39,354,893	394	—	14,703,214	147	1,153,486	10,908	(615,740)	549,195	6,926,253	51,809	601,004
Issuance Costs/Other	—	—	—	—	—	—	(10)	—	—	(10)	—	—	(10)
Unit Conversion	—	50,000	1	—	—	—	425	—	—	426	(50,000)	(426)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Share Based Compensation:
Grants	—	109,768	1	—	—	—	—	—	—	1	194,427	—	1
Amortization	—	—	—	—	—	—	1,157	—	—	1,157		2,142	3,299
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	4,721	—	4,721	—	632	5,353
Adjustment to Record Noncontrolling Interest at Redemption Value	691	—	—	—	—	—	(691)	—	—	(691)	—	—	(691)
Net Income	—	—	—	—	—	—	—	—	8,833	8,833	—	379	9,212
Balance at June 30, 2022	5,274	39,514,661	396	—	14,703,214	147	1,154,367	15,629	(612,951)	557,588	7,070,680	54,536	612,124

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at March 31, 2021	—	39,132,307	391	—	14,703,214	147	1,154,579	(12,509)	(530,535)	612,073	5,943,014	49,172	661,245
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Share Based Compensation:
Grants	—	85,168	1	—	—	—	365	—	—	366	19,477	65	431
Amortization	—	—	—	—	—	—	681	—	—	681	—	1,468	2,149
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	1,485	—	1,485	—	912	2,397
Adjustment to Record Noncontrolling Interest at Redemption Value	1,968	—	—	—	—	—	(1,968)	—	—	(1,968)	—	—	(1,968)
Net Income	—	—	—	—	—	—	—	—	(20,578)	(20,578)		(2,945)	(23,523)
Balance at June 30, 2021	1,968	39,217,475	392	—	14,703,214	147	1,153,657	(11,024)	(557,157)	586,015	5,962,491	48,672	634,687

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2021	2,310	39,325,025	394	—	14,703,214	147	1,155,034	(2,747)	(595,454)	557,374	6,926,253	50,922	608,296
Issuance Costs / Other	—	—	—	—	—	—	(48)	—	—	(48)	—	—	—
Unit Conversion	—	50,000	1	—	—	—	425	—	—	426	(50,000)	(426)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(12,088)	(12,088)	—	—	(12,088)
Share Based Compensation:
Grants	—	139,636	1	—	—	—	(1)	—	—	—	194,427	—	—
Amortization	—	—	—	—	—	—	1,921	—	—	1,921		3,919	5,840
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	18,376	—	18,376	—	2,466	20,842
Adjustment to Record Noncontrolling Interest at Redemption Value	2,964	—	—	—	—	—	(2,964)	—	—	(2,964)	—	—	(2,964)
Net Income	—	—	—	—	—	—	—	—	(5,409)	(5,409)	—	(2,345)	(7,754)
Balance at June 30, 2022	5,274	39,514,661	396	—	14,703,214	147	1,154,367	15,629	(612,951)	557,588	7,070,680	54,536	612,124
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(19,275)	(509,243)	623,003	5,392,808	49,246	672,249
Unit Conversion	—	225,000	2	—	—	—	2,870	—	—	2,872	(225,000)	(2,872)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(36,262)	(36,262)	—	—	(36,262)
Share Based Compensation:
Grants	—	148,993	1	—	—	—	356	—	—	357	794,683	1,683	2,040
Amortization	—	—	—	—	—	—	1,414	—	—	1,414	—	2,326	3,740
Equity Contribution to Consolidated Joint Venture	158	—	—	—	—	—	—	—	—	—	—	—	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	8,251	—	8,251	—	912	9,163
Adjustment to Record Noncontrolling Interest at Redemption Value	1,968	—	—	—	—	—	(1,968)	—	—	(1,968)	—	—	(1,968)
Net Loss	(158)	—	—	—	—	—	—	—	(11,652)	(11,652)		(2,623)	(14,275)
Balance at June 30, 2021	1,968	39,217,475	392	—	14,703,214	147	1,153,657	(11,024)	(557,157)	586,015	5,962,491	48,672	634,687

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net Loss	$(7,754)	$(14,433)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties	—	(48,352)
Loss on Impairment of Assets	—	222
Insurance recoveries in excess of property loss	(962)	(711)
Junior Note PIK Interest Added to Principal	1,855	2,514
Deferred Taxes	—	(499)
Depreciation	36,117	42,642
Amortization	3,017	2,594
Loss on Debt Extinguishment	—	634
Equity in Loss of Unconsolidated Joint Ventures	579	1,247
Loss Recognized on Change in Fair Value of Derivative Instrument	—	159
Share Based Compensation Expense	5,840	4,758
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	249	151
Other Assets	(4,057)	(4,055)
Due from Related Parties	1,961	1,089
Increase (Decrease) in:
Due to Related Parties	(1,241)	—
Accounts Payable, Accrued Expenses and Other Liabilities	4,882	4,933
Net Cash Provided by (Used in) Operating Activities	$40,486	$(7,107)

Investing Activities:
Capital Expenditures	(12,041)	(5,374)
Proceeds from Disposition of Hotel Properties	—	163,583
Contributions to Unconsolidated Joint Ventures	(485)	(550)
Proceeds from Insurance Claims	1,294	—
Net Cash (Used in) Provided by Investing Activities	$(11,232)	$157,659
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30,
	2022	2021
Financing Activities:
Repayments on Line of Credit	$—	$(14,369)
Payments on Term Loans	—	(187,024)
Proceeds from Mortgages and Notes Payable	—	144,750
Principal Repayment of Mortgages	(1,221)	(1,353)
Deferred Financing Costs	(209)	(5,795)
Dividends Paid on Preferred Shares	(12,087)	(30,218)
Net Cash Used in Financing Activities	$(13,517)	$(94,009)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	$15,737	$56,543
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	84,945	23,607

Cash, Cash Equivalents, and Restricted Cash - End of Period	$100,682	$80,150
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of June 30, 2022, we owned an approximate 85.0% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three and six months ended June 30, 2022 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $54,536 as of June 30, 2022 and $50,922 as of December 31, 2021. As of June 30, 2022, there were 7,070,680 Common Units and LTIP Units outstanding with a fair market value of $69,363, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

The noncontrolling interest in the Ritz Coconut Grove is measured at the greater of historical cost or the put option redemption value, and is recorded as part of the Income (Loss) Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. The value of the noncontrolling interest at the put option redemption value was $5,274 as of June 30, 2022. As such, we reclassified $2,964 from Additional Paid in Capital to Redeemable Noncontrolling Interests - Consolidated Joint Venture during the six months ended June 30, 2022 to record the noncontrolling interest at the estimated value of the put option.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at June 30, 2022 and December 31, 2021 are summarized as follows:

					Dividend Per Share (1)
	Shares Outstanding				Six Months Ended June 30,
Series	June 30, 2022	December 31, 2021	Aggregate Liquidation Preference	Distribution Rate	2022	2021
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.8594	$2.5782
Series D	7,701,700	7,701,700	$192,500	6.500%	$0.8126	$2.4378
Series E	4,001,514	4,001,514	$100,000	6.500%	$0.8126	$2.4378
Total	14,703,214	14,703,214

(1) During the six months ended June 30, 2021, the Company paid cash dividends on the Company's Series C, Series D and Series E cumulative redeemable preferred stock reflecting accrued and unpaid dividends for the dividend periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021. In addition, the Company paid a cash dividend on all Series of cumulative redeemable preferred stock for the first dividend period ending April 15, 2021 and declared a similar cash dividend for the second dividend period ending July 15, 2021, which was paid July 15, 2021 to holders of record as of July 1, 2021. The Company is current on dividend obligations on all Series of cumulative redeemable preferred stock as of June 30, 2022.

Liquidity and Management's Plan

Due to the COVID-19 pandemic and the effects of travel restrictions both globally and in the United States, the hospitality industry has experienced drastic drops in demand as a result of government mandates, health official recommendations, corporate policy changes and individual responses. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and may continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

On August 4, 2022, we closed on the sale of six of the seven previously announced hotel dispositions to an unaffiliated buyer for a purchase price of $435,900. These six hotels included the Courtyard Brookline, the Hampton Inn Washington, DC, Hilton Garden Inn M Street Washington, DC, Hampton Inn - Philadelphia, TownePlace Suites Sunnyvale and the Courtyard Los Angeles Westside. The proceeds from the sale were used to pay off the Company's junior subordinated notes (the "Junior Notes"), which the Company entered into on February 17, 2021, at a redemption price of 104%, or $164,418. Proceeds from the sale were also used to pay down amounts borrowed under the Company’s line of credit and term loans. Also on August 4, 2022, the Company entered into a new credit agreement for a senior secured credit facility which provides for a $100,000 revolving line of credit and $400,000 term loan. The Company made an initial draw of $400,000 on the facility’s term loan, using the proceeds to pay off the remaining balances under the Company’s prior line of credit and term loans, effectively reducing the Company’s borrowings and moving the maturity of borrowings under the Company’s credit facility to August of 2024. The $100,000 line of credit provided by the new credit facility remains undrawn. See Note 5 – Debt for additional information borrowings under the Company’s prior credit facility, new credit facility, notes payable, and mortgages.

After considering the reduction in debt from proceeds of the hotel dispositions noted above, the effective extension of maturities of borrowings under our new credit agreement noted above, and forecasted cash flows, the Company believes that it has sufficient liquidity to meet its obligations for the next twelve months. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the lodging industry has not previously experienced such an abrupt and drastic reduction in hotel demand, and as a consequence, our ability to be predictive is uncertain and we cannot estimate when travel demand will fully recover.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
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

As of June 30, 2022, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its respective carrying value.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
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

We have not entered into modifications for our other remaining contracts, as it directly relates to reference rate reform, but we anticipate having to undertake such modifications in the future as a majority of our contracts with lenders and hedging counterparties are indexed to LIBOR. Some debt contract modifications will occur in the normal course of business and will include other changes in the terms, for which we do not anticipate that this accounting relief will be applicable. However, we anticipate that other debt contract modifications will occur prior to the phase out of LIBOR on June 30, 2023 specifically to address the LIBOR transition, for which we will be able to apply the accounting relief.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Land	$403,611	$478,412
Buildings and Improvements	1,240,265	1,560,768
Furniture, Fixtures and Equipment	219,901	274,802
Construction in Progress	4,897	1,784
	1,868,674	2,315,766

Less Accumulated Depreciation	(533,195)	(650,669)

Total Investment in Hotel Properties *	$1,335,479	$1,665,097
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $38,256 and $39,577 at June 30, 2022 and December 31, 2021, respectively.

Acquisitions
For the six months ended June 30, 2022 and 2021, we acquired no hotel properties.

Hotel Dispositions
For the six months ended June 30, 2022, we had no hotel dispositions. During the six months ended June 30, 2021, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Courtyard San Diego, CA	05/30/2013	02/19/2021	$64,500	$5,032
The Capitol Hill Hotel Washington, DC	04/15/2011	03/09/2021	51,000	12,975
Holiday Inn Express Cambridge, MA	05/03/2006	03/09/2021	32,000	20,280
Residence Inn Miami Coconut Grove, FL	06/12/2013	03/10/2021	31,000	9,996
2021 Total				$48,283

Assets Held For Sale

On April 27, 2022, we entered into a purchase and sale agreement to sell seven hotel properties: the Courtyard Brookline, the Hampton Inn Washington, DC, Hilton Garden Inn M Street, DC, Hampton Inn - Philadelphia, Courtyard Sunnyvale, TownePlace Suites Sunnyvale and the Courtyard Los Angeles Westside to an unaffiliated buyer for a purchase price of $505,000. We closed on the sale of these properties, except for the Courtyard Sunnyvale on August 4, 2022. The sale of the Courtyard Sunnyvale is expected to close in the fourth quarter of 2022, subject to customary closing conditions. The proceeds from the sale were used to pay off the Junior Notes, payable at a redemption price of 104%, or $164,418, and to pay down borrowings under our credit facility (See Note 5 – Debt).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
As of December 31, 2021, there were no assets held for sale. The table below shows the balances for the seven properties noted above that were classified as held for sale as of June 30, 2022:

June 30, 2022
Land	$74,801
Right of Use Asset - Land Lease	12,705
Buildings and Improvements	325,566
Furniture, Fixtures and Equipment	59,096
472,168
Less Accumulated Depreciation	(153,452)
Assets Held for Sale	$318,716
Liabilities Related to Hotel Assets Held for Sale

Liabilities related to hotel assets held for sale at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Mortgage Indebtedness	$74,522	$—
Net Unamortized Deferred Financing Costs	(359)	—
Lease Liabilities	5,624	—
Liabilities Related to Hotel Assets Held for Sale	$79,787	$—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2022 and December 31, 2021, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned	June 30, 2022	December 31, 2021
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%	407	189
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%	—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%	5,079	5,391
			$5,486	$5,580
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

Income (loss) recognized during the three and six months ended June 30, 2022 and 2021, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hiren Boston, LLC	$301	$(354)	42	(689)
SB Partners, LLC	—	(50)	(310)	(50)
SB Partners Three, LLC	56	(185)	(311)	(508)
Income (Loss) from Unconsolidated Joint Venture Investments	$357	$(589)	$(579)	$(1,247)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Balance Sheets

	June 30, 2022	December 31, 2021
Assets
Investment in Hotel Properties, Net	$61,627	$64,096
Other Assets	17,266	15,649
Total Assets	$78,893	$79,745

Liabilities and Equity
Mortgages	$65,461	$65,723
Other Liabilities	15,892	15,656
Equity:
Hersha Hospitality Trust	2,978	3,328
Joint Venture Partner(s)	(5,438)	(4,962)
Total Equity	(2,460)	(1,634)

Total Liabilities and Equity	$78,893	$79,745

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Room Revenue	$6,848	$1,888	$9,495	$4,143
Other Revenue	318	125	504	242
Operating Expenses	(3,630)	(1,244)	(6,083)	(3,109)
Lease Expense	(257)	(245)	(514)	(516)
Property Taxes and Insurance	(572)	(382)	(1,144)	(1,948)
General and Administrative	(15)	(26)	(35)	(247)
Depreciation and Amortization	(1,248)	(1,300)	(2,502)	(3,612)
Interest Expense	(773)	(642)	(1,442)	(3,334)
Loss on Dissolution of Joint Venture	—	—	—	(112,429)
Income Tax (Expense) Benefit	(74)	39	51	94
Net Income (Loss)	$597	$(1,787)	$(1,670)	$(120,716)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Our share of equity recorded on the joint ventures' financial statements	$2,978	$3,328
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	2,508	2,252
Investment in Unconsolidated Joint Ventures	$5,486	$5,580
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Derivative Asset	$12,924	$92
Deferred Financing Costs	190	1,070
Prepaid Expenses	12,035	11,632
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,104	2,193
Deposits with Unaffiliated Third Parties	2,676	2,663
Deferred Tax Asset, Net of Valuation Allowance of $19,883 and $21,612, respectively	—	—
Property Insurance Receivable	906	693
Other	3,769	1,868
	$36,152	$21,759
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

Deferred Tax Asset – We have $0 of net deferred tax assets as of June 30, 2022. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT
Mortgages
Mortgages payable at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Mortgage Indebtedness	$230,334	$306,078
Net Unamortized Premium	10	13
Net Unamortized Deferred Financing Costs	(739)	(1,477)
Mortgages Payable	$229,605	$304,614

As of June 30, 2022, two mortgages with an aggregate balance of $74,522 were classified as Liabilities Related to Hotel Assets Held for Sale and are included in the Liabilities Related to Hotel Assets Held for Sale section in Note 2 - Investment in Hotel Properties. On August 4, 2022, using the proceeds from the dispositions discussed in Note 2 - Investment in Hotel Properties, we paid off one mortgage balance with a principal balance of $35,000, and anticipate that the remaining mortgage balance of $39,522 will be assumed by the buyer upon disposition of the Courtyard Sunnyvale, which is expected to close in the fourth quarter of 2022, subject to customary closing conditions.

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.84% to 5.05% as of June 30, 2022.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties with the exception of the Courtyard Sunnyvale mortgage was met as of June 30, 2022. The lender has elected its right to escrow property level cash flow for the purpose of meeting future payment obligations, and as noted above, we anticipate that this mortgage as well as the escrow held by the lender will be assumed by the buyer upon disposition of the Courtyard Sunnyvale, CA.

As of June 30, 2022, the maturity dates for the outstanding mortgage loans ranged from December 2022 to September 2025.

Credit Facilities

As of June 30, 2022, we maintained three secured credit arrangements which aggregate to $747,481 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. One credit agreement, as amended, provided for a $442,404 senior secured credit facility (“Prior Credit Facility”). The Prior Credit Facility consists of a $250,000 senior secured revolving line of credit (“Prior Line of Credit”) and a $192,404 senior secured term loan ("Prior First Term Loan"), and was set to expire on August 10, 2022.

We maintained another credit agreement, as amended, which provided for a $278,846 senior secured term loan agreement (“Prior Second Term Loan”) and was set to expire on September 10, 2024.

A separate credit agreement, as amended, provided for a $26,231 senior secured term loan agreement (“Prior Third Term Loan” and collectively with the Prior Credit Facility and the Prior Second Term Loan, the "Prior Facilities") was set to expire on August 10, 2022.

On February 17, 2021, the Company signed amendments to the Prior Facilities which resulted in debt extinguishment expense of $2,977. Debt extinguishment expense consists of $635 of debt extinguishment losses and $2,342 of debt modification losses.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)
The Prior Facilities, as amended, contained financial covenants beginning in the second quarter of 2022:

•a fixed charge coverage ratio of not less than 1.20 to 1.00;
•a maximum leverage ratio of not more than 65%; and
•a financial covenant that requires the borrowing base leverage ratio to not exceed 60% at any time.

The amount that we could borrow at any given time under our Prior Line of Credit, and the individual term loans (each a “Prior Term Loan” and together the “Prior Term Loans”) is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of June 30, 2022, the following hotel properties secured the amended facilities under the Prior Facilities:

- Courtyard by Marriott Brookline, Brookline, MA(1)	- Hampton Inn, Washington, DC(1)
- The Envoy Boston Seaport, Boston, MA	- Ritz-Carlton Georgetown, Washington, DC
- The Boxer, Boston, MA	- Hilton Garden Inn, MStreet, Washington, DC(1)
- Hampton Inn Seaport, Seaport, New York, NY	- The Winter Haven Hotel Miami Beach, Miami, FL
- Holiday Inn Express Chelsea, 29th Street, New York, NY	- The Blue Moon Hotel Miami Beach, Miami, FL
- Gate Hotel JFK Airport, New York, NY	- Cadillac Hotel & Beach Club, Miami, FL
- Hilton Garden Inn JFK Airport, New York, NY	- The Parrot Key Hotel & Villas, Key West, FL
- NU Hotel, Brooklyn, New York, NY	- TownePlace Suites, Sunnyvale, CA(1)
- Hyatt House White Plains, White Plains, NY	- The Ambrose Hotel, Santa Monica, CA
- Hampton Inn Center City/Convention Center, Philadelphia, PA(1)	- The Pan Pacific Hotel Seattle, Seattle, WA
- The Rittenhouse, Philadelphia, PA	- Mystic Marriott Hotel & Spa, Groton, CT
- Philadelphia Westin, Philadelphia, PA

(1) Hotel property sold to an unaffiliated buyer on August 4, 2022.

The interest rate for borrowings under the Prior Line of Credit and Prior Term Loans were based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	June 30, 2022	December 31, 2021
Prior Line of Credit	1.50% to 2.25%	$118,684	$118,684
Prior Term Loans:
Prior First Term Loan	1.45% to 2.20%	$192,404	$192,404
Prior Second Term Loan	1.35% to 2.00%	278,846	278,846
Prior Third Term Loan	1.45% to 2.20%	26,231	26,231
Prior Deferred Loan Costs		(954)	(1,396)
Total Prior Term Loans		$496,527	$496,085

The weighted average interest rate on our credit facilities was 3.52% and 3.92%, 3.53% and 3.73% for the three and six months ended June 30, 2022 and 2021, respectively.

On August 4, 2022, we entered into a credit agreement (the "Credit Agreement"), with certain lenders, for whom Citibank, N.A. ("Citibank") acted as the administrative agreement and collateral agent, Wells Fargo Bank, N.A. and Manufacturers and Traders Trust Company acted as the co-syndication agents, and Citibank, Wells Fargo Securities, LLC, and Manufacturers and Traders Trust Company acted as joint lead arrangers and joint book running managers. The Credit Agreement provided for a new secured term loan of $400,000 and secured revolving line of credit with capacity of $100,000 which mature in August of 2024. Immediately upon entering into the Credit Agreement, proceeds from the $400,000 new term loan, along with a portion

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)
of the proceeds from the dispositions discussed in Note 2 – Investment in Hotel Properties, were used to pay off and terminate all borrowings under the Prior Facilities. Borrowings under the Credit Agreement bear interest at a rate of Term SOFR plus a 250 basis point spread.

Notes Payable

Notes payable at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Statutory Trust I and Statutory Trust II Notes Payable Indebtedness	$51,548	$51,548
Net Unamortized Deferred Financing Costs	(679)	(706)
Statutory Trust I and Statutory Trust II Notes Payable	50,869	50,842

Junior Notes Payable Indebtedness	158,094	156,239
Net Unamortized Deferred Financing Costs	(3,716)	(4,209)
Net Unamortized Discount	(3,861)	(4,382)
Junior Notes Payable	150,517	147,648

Total Notes Payable	$201,386	$198,490

Statutory Trust I and Statutory Trust II Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The related deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 3.97% and 3.19%, and 3.61% and 3.20% for the three and six months ended June 30, 2022 and 2021, respectively.

Junior Notes Payable

On February 17, 2021, the Company entered into a note purchase agreement with several purchasers (the “Purchasers”). The Company issued and sold to the Purchasers $150,000 aggregate principal amount of the Company’s 9.50% Unsecured PIK Toggle Notes due 2026 (the “Junior Notes”) on February 23, 2021. The Junior Notes were set to mature on February 23, 2026. The Junior Notes bear interest at a rate of 9.50% per year, payable in arrears on June 30, September 30, December 31 and March 31 of each year, beginning on June 30, 2021. For any interest period ended on or prior to March 31, 2022, the Issuer, in its sole discretion could elect to pay interest (a) in cash at a rate per annum equal to 4.75% per annum, and (b) in kind at a rate per annum equal to 4.75% per annum (“PIK Interest”). Any PIK Interest will be paid by increasing the principal amount of the Junior Notes at the end of the applicable interest period by the amount of such PIK Interest. We elected the PIK Interest option for the interest periods ended June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022, increasing the total principal balance by $8,094 to $158,094 as of June 30, 2022.

The Junior Notes were redeemable during the 12 month period beginning February 23, 2022 at a redemption price equal to 104% of the principal amount of the Junior Notes.

On August 4, 2022, using a portion of the proceeds from the dispositions discussed in Note 2 - Investment in Hotel Properties, we paid off the Junior Notes, payable at a redemption price of 104%, or $164,418.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)

Interest Expense

The table below shows the interest expense incurred by the Company during the six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mortgage Loans Payable	$2,948	$2,680	$5,477	$5,415
Interest Rate Swap Contracts on Mortgages	358	627	923	1,230
Unsecured Notes Payable	4,589	4,311	8,995	6,248
Credit Facility and Term Loans	4,507	3,754	8,157	8,122
Interest Rate Swap Contracts on Prior Facilities	971	2,417	2,793	4,841
Deferred Financing Costs Amortization	1,235	1,088	2,426	2,380
Other	161	105	235	175
Total Interest Expense	$14,769	$14,982	$29,006	$28,411

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
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

The components of lease costs for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$1,050	$153	$1,203	$1,050	$121	$1,171
Variable lease costs	481	87	568	14	83	97
Total lease costs	$1,531	$240	$1,771	$1,064	$204	$1,268

The components of lease costs for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$2,101	$242	$2,343	$2,126	$242	$2,368
Variable lease costs	520	156	676	38	167	205
Total lease costs	$2,621	$398	$3,019	$2,164	$409	$2,573
Other information related to leases as of and for the six months ended June 30, 2022 and 2021 is as follows:

	June 30, 2022	June 30, 2021
Cash paid from operating cash flow for operating leases	$2,758	$2,246
Weighted average remaining lease term (in years)	63.5	64.2
Weighted average discount rate	7.86%	7.87%

As noted in Note 2 - Investment in Hotel Properties, on April 27, 2022, we entered into a purchase and sale agreement to sell seven hotel properties, including the Courtyard Sunnyvale, CA, which is subject to a land lease and included in the tables above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and six months ended June 30, 2022 and 2021, base management fees incurred to HHMLP totaled $3,145 and $1,745, and $5,143 and $2,925, respectively, and are recorded as Hotel Operating Expenses. For the three and six months ended June 30, 2022 and 2021, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties that are not managed by the brand are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, advertising services and certain other charges, and such payments are primarily based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and six months ended June 30, 2022 and 2021 were $5,362 and $2,465, and $8,413 and $4,287, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting, Revenue Management and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and six months ended June 30, 2022 and 2021, the Company incurred accounting fees of $277 and $277, and $555 and $590, respectively. For the three and six months ended June 30, 2022 and 2021, the Company incurred information technology fees of $90 and $90, and $177 and $191, respectively. For the three and six months ended June 30, 2022 and 2021, the Company incurred revenue management service fees of $574 and $399, and $1,149 and $837, respectively. Accounting fees, revenue management fees and information technology fees are included in Hotel Operating Expenses under Other.

Capital Expenditure Fees

HHMLP charges fees between 3% and 5% on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2022 and 2021, we incurred fees of $170 and $78, and $294 and $197, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
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

Hotel Supplies

We purchase certain hotel supplies and make certain capital expenditures from Hersha Purchasing and Design (HPD), a hotel supply company owned, in part, by certain executives and trustees of the Company. For the three and six months ended June 30, 2022 and 2021, we incurred charges for hotel supplies of $0 and $0, and $0 and $1, respectively, for hotel supplies purchased from HPD. For the three and six months ended June 30, 2022 and 2021, we incurred charges of $3,652 and $86, and $4,541 and $220, respectively, for capital expenditure purchases from HPD. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.

Insurance Services

The Company utilizes the services of HHMLP to provide risk management services to the Company related to the placement of property and casualty insurance, placement of general liability insurance and claims handling for our hotel properties. The fees incurred for these risk management services for the three and six months ended June 30, 2022 and 2021 were $30 and $56, and $59 and $113, respectively.

Restaurant Lease Agreements with Independent Restaurant Group

The Company has entered into management agreements with Independent Restaurant Group (“IRG”), subject to the supervision of HHMLP, as property manager, for restaurants at two of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG. For the three and six months ended June 30, 2022 and 2021, management fees incurred to IRG totaled $68 and $35, and $111 and $48, respectively.

Due From Related Parties

The due from related parties balance as of June 30, 2022 and December 31, 2021 was approximately $534 and $2,495, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of June 30, 2022 and December 31, 2021 was $482 and $1,723, respectively. The balance at June 30, 2022 and December 31, 2021 primarily consisted of amounts due to HHMLP for monthly management fees discussed above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
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

As of June 30, 2022, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of June 30, 2022 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of June 30, 2022 and December 31, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							(Liability) Asset Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	June 30, 2022	December 31, 2021
Term Loan Instruments:
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	$(12)	$(970)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	(12)	(970)
Credit Facility	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	10,225	(3,729)

Mortgages:
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	637	(987)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	605	(460)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	604	(460)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	194	(458)
Courtyard, LA Westside, Culver City, CA	Cap	2.500%	1-Month LIBOR	August 1, 2021	August 1, 2024	35,000	659	92
							$12,900	$(7,942)

The fair value of the interest rate swaps and cap with an asset balance are included in Other Assets and the fair value of the interest rate swaps with a liability balance are included in Accounts Payable, Accrued Expenses and Other Liabilities at June 30, 2022 and December 31, 2021.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain of $5,353 and $2,398, and $20,842 and $9,163 for the three and six months ended June 30, 2022 and 2021, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made and received on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $0 and $(141), and $0 and $159 of net unrealized gains from accumulated other comprehensive income as an increase/decrease to interest expense for the three and six months ended June 30, 2022 and 2021, respectively. For the next twelve months ending June 30, 2023, we estimate that an additional $6,521 will be reclassified as a decrease to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2022, the carrying value and estimated fair value of our debt was $1,120,364 and $1,147,112 respectively. As of December 31, 2021, the carrying value and estimated fair value of our debt was $1,117,873 and $1,146,699, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – SHARE BASED PAYMENTS
Our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan, as amended, for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.
On May 26, 2022, the Compensation Committee approved the 2022 LTIP in which 60% are issuable based on the Company's achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room ("RevPar") compared to the Company’s peer group (25.0% of the award) and the remaining 40% of the awards provide for time based vesting. On May 26, 2022, the Compensation Committee awarded 194,427 LTIP Units related to the time based portion of the plan. These Units will vest over a three year period from January 1, 2022 to December 31, 2024. The LTIP Units awarded was determined by dividing the dollar amount of award earned by $9.04, the per share volume weighted average trading price of the Company’s common shares on the NYSE for the 20 trading days prior to December 31, 2021.
The 60% market-based portion of the 2022 LTIP has a three-year performance period which commenced on January 1, 2022 and ends December 31, 2024. As of June 30, 2022, no shares or LTIP Units have been issued to the executive officers in settlement of 2022 LTIP market-based awards.
A summary of our share based compensation activity from January 1, 2022 to June 30, 2022 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of December 31, 2021	1,658,995	$10.73	170,740	$10.52	—
Granted	194,427	11.25	67,804	11.25	71,832	10.57
Vested	—	N/A	(125,544)	10.82	(71,832)	10.57
Unvested Balance as of June 30, 2022	1,853,422	$10.78	113,000	$10.62	—
The following table summarizes share based compensation expense for the three and six months ended June 30, 2022 and 2021 and unearned compensation as of June 30, 2022 and December 31, 2021:

	Share Based Compensation Expense				Unearned Compensation
	For the Three Months Ended		For the Six Months Ended		As of
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	June 30, 2022	December 31, 2021
Issued Awards
LTIP Unit Awards	$2,142	$1,534	$3,919	$3,258	$9,613	$11,344
Restricted Share Awards	346	254	538	422	1,049	834
Share Awards	478	367	764	367	—	—
Unissued Awards
Market Based	333	434	619	711	3,657	2,230
Total	$3,299	$2,589	$5,840	$4,758	$14,319	$14,408
The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.0 year for LTIP Unit Awards and 1.0 year for Restricted Share Awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The remaining unvested target units are expected to vest as follows:

	2022	2023	2024	2025
LTIP Unit Awards	680,854	1,107,757	64,811	—
Restricted Share Awards	—	99,998	10,002	3,000
	680,854	1,207,755	74,813	3,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NUMERATOR:
Basic and Diluted*
Net income (loss)	$9,212	$(23,523)	$(7,754)	$(14,433)
(Income) Loss allocated to Noncontrolling Interests	(1,070)	977	(619)	813
Distributions to Preferred Shareholders	(6,043)	(6,044)	(12,087)	(12,087)
Net income (loss) applicable to Common Shareholders	$2,099	$(28,590)	$(20,460)	$(25,707)

DENOMINATOR:
Weighted average number of common shares - basic	39,277,269	39,097,820	39,254,536	39,034,707
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	853,136	—	—	—
Contingently Issued Shares and Units	323,380	—	—	—
Weighted average number of common shares - diluted	40,453,785	39,097,820	39,254,536	39,034,707
*(Income) loss allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units and Vested LTIP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the six months ended June 30, 2022 and 2021 totaled $19,976 and $20,052, respectively. Net cash paid on Interest Rate Derivative contracts during the six months ended June 30, 2022 and 2021 totaled $4,333 and $6,259, respectively. Cash paid for income taxes during the six months ended June 30, 2022 and 2021 totaled $1,085 and $60, respectively. The following non-cash investing and financing activities occurred during the six months ended June 30, 2022 and 2021:

	2022	2021
Issuance of share based payments	$5,171	$13,103
Accrued payables for capital expenditures placed into service	433	230
Adjustment to Record Noncontrolling Interest at Redemption Value	2,964	1,968

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021:

	2022	2021
Cash and cash equivalents	$87,918	$69,083
Escrowed cash	12,764	11,067
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$100,682	$80,150

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
● our understanding of our competition;
● market trends;
● projected capital expenditures;
● the impact of inflation and the change in interest rates;
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
● increased interest rates and operating costs and the impact of inflation;
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

BACKGROUND

As of June 30, 2022, we owned interests in 36 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, Los Angeles, Seattle, and Miami, including 32 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 3 hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2022, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We started to realize the effects from the global economic slowdown caused by the COVID-19 pandemic in March of 2020. As a result of the COVID-19 pandemic and subsequent government mandates and health official recommendations, hotel demand has been substantially reduced across the United States.

Following the government mandates and health official recommendations, and after evaluating the cost of running our respective properties at low occupancy levels versus closing the properties, we originally closed 21 hotel properties and dramatically reduced staffing at the hotels that remained open and at the corporate level; however, we have subsequently reopened all of our hotels. The reopening of our hotels provided us the opportunity to capture incremental demand through the end of 2020 and during the early stages of an economic recovery in 2021.

In 2021, in addition to our focus on strategically reopening hotels and driving occupancy at these hotels, we remained focused on executing expense mitigation measures and shoring up our liquidity position as we continued to face a challenging operating environment. We suspended our common and preferred dividends in 2020. During the three months ended June 30, 2021, we paid approximately $24.2 million in preferred dividend arrearage that was not paid in 2020. We also reduced capital expenditures in 2021. In February 2021, the Company entered into an unsecured notes facility that provided net proceeds of $144.8 million at closing. The initial net proceeds of $144.8 million provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our credit agreements, allowing us to amend our credit agreements on February 17, 2021, eliminating maturities under the credit agreements until August of 2022. The credit agreement amendments also waived all financial covenants through March 31, 2022, established accommodative covenant testing methodology through December 31, 2022, and provided additional liquidity at the Company’s discretion.

On August 4, 2022, we closed on the sale of six of the seven previously announced hotel dispositions to an unaffiliated buyer for a purchase price of $435.9 million. These six hotels included the Courtyard Brookline, the Hampton Inn Washington, DC, Hilton Garden Inn M Street Washington, DC, Hampton Inn - Philadelphia, TownePlace Suites Sunnyvale and the Courtyard Los Angeles Westside. The proceeds from the sale were used to pay off the Company's unsecured notes facility discussed above at a redemption price of 104%, or $164.4 million. Proceeds from the sale were also used to pay down amounts borrowed under the Company’s line of credit and term loans. Also on August 4, 2022, the Company entered into a new credit agreement for a senior secured credit facility which provides for a $100,000 revolving line of credit and $400,000 term loan. The Company made an initial draw of $400,000 on the facility’s term loan, using the proceeds to pay off the remaining balances under the Company’s prior line of credit and term loans, effectively reducing the Company’s borrowings and moving the maturity of borrowings under the Company’s credit facility to August of 2024. The $100,000 line of credit provided by the new credit facility remains undrawn.

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

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended June 30, 2022 consisted of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $53,116, or 75.8%, to $123,199 for the three months ended June 30, 2022 compared to $70,083 for the same period in 2021.  This increase is primarily attributable to an increase in demand across our portfolio in 2022 as our hotels continue to recover from the decrease in demand caused by the COVID-19 pandemic. We realized an increase in revenue in all of the markets in which we operate.

Expenses

Total hotel operating expenses was $67,093 for the three months ended June 30, 2022 compared to $41,310 for the three months ended June 30, 2021. The $25,783, or 62.4%, increase in hotel operating expenses is due to increased operations at our hotels for the three months ended June 30, 2022 as a result of the increase in demand as the markets in which we have operations continue to recover from the decrease in demand caused by the COVID-19 pandemic.

Depreciation and amortization decreased by 19.1%, or $4,011, to $17,003 for the three months ended June 30, 2022 from $21,014 for the three months ended June 30, 2021. The decrease is primarily attributable to assets that fully depreciated during 2021, a reduction in expense due to the disposition of five hotels during the six months ended June 30, 2021, and the cessation of depreciation beginning in May 2022 on the seven hotels that were classified as held for sale as of June 30, 2022.

Real estate and personal property tax and property insurance decreased $1,131, or 11.9%, for the three months ended June 30, 2022 when compared to the same period in 2021. This decrease is primarily driven by reductions in expense due to the sale of five hotels in 2021, as well as a decrease in real estate tax assessments, specifically in the New York City and Washington D.C. markets. In general, our property insurance costs continue to rise annually, which was partially offset by a reduction in expense due to the dispositions noted above.

General and administrative expense increased from $5,287 for the three months ended June 30, 2021 to $6,491 for the same period in 2022. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $710 when comparing the three months ended June 30, 2022 to the same period in 2021. This increase resulted primarily from a difference in the timing of share based compensation recognition. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Income (Loss)

Operating income (loss) for the three months ended June 30, 2022 improved by $31,416 to operating income of $23,824 from an operating loss of $7,592 during the same period in 2021. The improvement in operating income is primarily due to an increase in demand during the three months ended June 30, 2022 as compared to the same period in 2021. Increases in hotel operating revenues during the period outpaced increases in hotel operating expense, contributing to improvement in operating margins as the markets in which we operate continue to recover from the decrease in demand caused by the COVID-19 pandemic.

Interest Expense

Interest expense was $14,769 for the three months ended June 30, 2022 compared to $14,982 for the three months ended June 30, 2021. The primary driver of the decrease in interest expense is due to decreases in amortization of our interest rate hedges, offset by an increase in interest expense due to the issuance of the Junior Notes in February 2021. The Junior Notes were subsequently redeemed in August 2022. The balance of our borrowings, excluding discounts and deferred costs, has increased by $4,526 in total between June 30, 2021 and June 30, 2022.

Income Tax Expense

During the three months ended June 30, 2022, the Company recorded income tax expense of $93 compared to income tax expense of $151 for the three months ended June 30, 2021. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of June 30, 2022, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at June 30, 2022 is $0. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Income (Loss) Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended June 30, 2022 was $2,099 compared to net loss applicable to common shareholders of $28,590 during the same period in 2021. This increase is primarily due to an increase in demand in 2022 as compared to the same period in 2021.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the six months ended June 30, 2022 consisted of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $87,790, or 74.9%, to $205,026 for the six months ended June 30, 2022 compared to $117,236 for the same period in 2021.  This increase is attributable to an increase in RevPAR across our portfolio during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 as our hotels continue to recover from the decrease in demand caused by the COVID-19 pandemic. The increase in demand is partially offset by a reduction in hotel operating revenue attributable to the sale of the Courtyard San Diego, the Residence Inn Coconut Grove, the Holiday Inn Express Cambridge, the Capitol Hill Hotel, and the Duane Street hotel during the six months ended June 30, 2021. These five hotels contributed hotel operating revenue of $2,053 during the six months ended June 30, 2021.

Expenses

Total hotel operating expenses increased 58.4% to $116,443 for the six months ended June 30, 2022 from $73,490 for the six months ended June 30, 2021. The increase in hotel operating expenses is due to increased operations at our hotels for the six months ended June 30, 2022 as a result of the increase in demand as the markets in which we have operations continue to recover from the decrease in demand caused by the COVID-19 pandemic. This increase in hotel operating expense is partially offset by the sale of the five hotels noted above. These five hotels incurred hotel operating expense of $1,815 during the six months ended June 30, 2021.

Depreciation and amortization decreased by 15.3%, or $6,537, to $36,279 for the six months ended June 30, 2022 from $42,816 for the six months ended June 30, 2021. The decrease is primarily attributable to assets that fully depreciated during 2021 and a reduction in expense due to the 2021 hotel dispositions noted above.

Real estate and personal property tax and property insurance decreased $2,719, or 13.9%, for the six months ended June 30, 2022 when compared to the same period in 2021, which is primarily due to the sale of hotels noted above, as well as a decrease in real estate tax assessments, specifically in the New York City and Washington D.C. markets. In general, our property insurance costs continue to rise annually, which was partially offset by a reduction in expense due to the dispositions noted above.

General and administrative expense was $11,809 for the six months ended June 30, 2022 compared to $10,231 for the six months ended June 30, 2021. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $1,082 when comparing the six months ended June 30, 2022 to 2021. This increase resulted primarily from a difference in the timing of share based compensation recognition. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Income (Loss)

Operating income (loss) for the six months ended June 30, 2022 improved by $53,028 to operating income of $22,150 during the six months ended June 30, 2022 compared to operating loss of $30,878 during the same period in 2021. The change in operating income (loss) is primarily due to an increase in demand during the six months ended June 30, 2022 as compared to the same period in 2021. Increases in hotel operating revenues during the period outpaced increases in hotel operating expense, contributing to improvement in operating margins, as the markets in which we operate continue to recover from the decrease in demand caused by the COVID-19 pandemic.

Interest Expense

Interest expense for the six months ended June 30, 2022 was $29,006 compared to $28,411 for the six months ended June 30, 2021. The balance of our borrowings, excluding discounts and deferred costs, has increased by $4,526 in total between June 30, 2021 and June 30, 2022. We experienced an increase in our weighted average interest rate, driven by the unsecured junior notes payable facility we entered into in February 2021, and increased interest expense related to the amortization of additional deferred costs incurred during the six months ended June 30, 2022. Proceeds from the Junior Notes payable were used to reduce borrowings under our secured credit facility and term loans.

Income Tax (Expense) Benefit

During the six months ended June 30, 2022, the Company recorded income tax expense of $114 compared to an income tax benefit of $438 for the six months ended June 30, 2021. After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of June 30, 2022, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at June 30, 2022 is $0. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the six months ended June 30, 2022 was $20,460 compared to net loss of $25,707 during the same period in 2021, resulting in a decreased loss of $5,247. This decrease in loss is primarily related to improved operating income for the six months ended June 30, 2022 compared to 2021, which is offset by gains on hotel dispositions of $48,352 recognized in 2021.

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

Junior Unsecured Notes Facility

In February 2021, the Company entered into a junior unsecured notes facility (“Junior Notes”) that provided net proceeds of $144,750 at closing. The Junior Notes bear interest at a rate of 9.50%, of which half, or 4.75%, was paid in cash through March 31, 2022, with the remaining half added to the principal of the note through March 31, 2022. During the three months ended June 30, 2022, interest at a rate of 9.50% was paid in cash. The original maturity date under the Junior Notes was February of 2026 and the notes were non-callable through February 2022. The Junior Notes were callable at 104% beginning February of 2022.

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

On August 4, 2022, using the proceeds from the disposition of the Courtyard Brookline, MA; the Hampton Inn Washington, DC; Hilton Garden Inn M Street, Washington, DC; Hampton Inn - Philadelphia, PA; TownePlace Suites Sunnyvale, CA and the Courtyard Los Angeles Westside, CA, we paid off the Junior Notes at a redemption price of 104%, or $164,418, and the Prior Facilities.

Credit Facility and Term Loans

As of June 30, 2022, our secured debt facilities aggregated to $747,481 and was comprised of a $442,404 senior credit facility and two term loans totaling $305,077. The credit facility (“Prior Credit Facility”) contained a $192,404 term loan (“Prior First Term Loan”) and a $250,000 revolving line of credit (“Prior Line of Credit”), and was set to expire on August 10, 2022. As of June 30, 2022, we had $118,684 outstanding under the Line of Credit. Our two additional term loan balances were $278,846 (“Prior Second Term Loan”) and $26,231 (“Prior Third Term Loan”) as of June 30, 2022, and with an original maturity date of September 10, 2024 and August 10, 2022, respectively.

On August 4, 2022, we entered into a credit agreement (the "Credit Agreement"), with certain lenders, for whom Citibank, N.A. ("Citibank") acted as the administrative agreement and collateral agent, Wells Fargo Bank, N.A. and Manufacturers and Traders Trust Company acted as the co-syndication agents, and Citibank, Wells Fargo Securities, LLC, and Manufacturers and Traders Trust Company acted as joint lead arrangers and joint book running managers. The Credit

Agreement provided for a new secured term loan of $400,000 and secured revolving line of credit with capacity of $100,000 which mature in August of 2024. Immediately upon entering into the Credit Agreement, proceeds from the $400,000 new term loan, along with a portion of the proceeds from the dispositions discussed in Note 2 – Investment in Hotel Properties, were used to pay off and terminate all borrowings under the Prior Facilities. The maturity date of the secured revolving credit facility and the secured term loan is August 4, 2024.

All borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at the option of the Company, either (i) Adjusted Term SOFR (defined as the forward-looking term rate based on SOFR plus 0.10%) or (ii) the Base Rate (defined as the highest of (a) the rate of interest announced publicly by Citibank, as its base rate, (b) ½ of 1% per annum above the Federal Funds Rate and (c) the Adjusted Term SOFR for a one-month Interest Period in effect on such day plus 1.00% per annum. The Credit Agreement provides for a 0.00% floor for borrowings at Adjusted Term SOFR and a 1.00% floor for borrowings at the Base Rate. The Credit Agreement also permits the issuance of letters of credit.

Acquisitions

During the six months ended June 30, 2022 and 2021, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of capital are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Dispositions

During the six months ended June 30, 2022, we disposed of no properties. During the six months ended June 30, 2021, we disposed of four hotel properties for an aggregate sales price of $178,500 resulting in a gain on disposition of $48,283. The net proceeds were used to repay existing debt.
On August 4, 2022, we closed on the sale of six of the seven previously announced hotel dispositions to an unaffiliated buyer for a purchase price of $435,900. These six hotels included the Courtyard Brookline; the Hampton Inn Washington, DC; Hilton Garden Inn M Street Washington, DC; Hampton Inn - Philadelphia; TownePlace Suites Sunnyvale and the Courtyard Los Angeles Westside. We expect the sale of the Courtyard Sunnyvale to close in the fourth quarter of 2022. The proceeds from the sale were used to pay off the Junior Notes at a redemption price of 104%, or $164,418, and the Prior Facilities.
Operating Liquidity and Capital Expenditures

Our short-term liquidity requirements generally consist of funds necessary to pay our scheduled debt service and operating expenses and capital expenditures directly associated with our hotels. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the new $100,000 line of credit.

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

At June 30, 2022, the mortgage borrowing on the Courtyard Sunnyvale hotel failed its debt service coverage ratio ("DSCR") requirement. The lender for this mortgage has elected its right to escrow property level cash flow for the purpose of meeting future payment obligations. We expect that this mortgage as well as the escrow held by the lender will be assumed by the buyer upon disposition of the Courtyard Sunnyvale which is anticipated to close in the fourth quarter of 2022. After considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. Certain of our mortgage lenders have modified the financial covenants for a period of time to establish accommodative covenant testing in 2022. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

Three of our mortgages totaling $121,167 mature in the next twelve months. We plan to work with the mortgage lenders to exercise available extension options under these mortgages, or refinance each mortgage before their maturities.

Spending on capital improvements during the six months ended June 30, 2022 increased when compared to spending on capital improvements during the six months ended June 30, 2021. During the six months ended June 30, 2022, we spent

$12,041 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $5,374 during the same period in 2021. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2022 and 2021

Net cash provided by (used in) operating activities increased by $47,593 from net cash used in operating activities of $7,107 for the six months ended June 30, 2021 to net cash provided by operating activities of $40,486 for the comparable period in 2022. The increase in cash flow is primarily attributable to an increase in hotel property cash flow as a result of an increase in demand since the onset of the COVID-19 pandemic.

Net cash used in investing activities for the six months ended June 30, 2022 was $11,232 compared to net cash provided by investing activities of $157,659 for the six months ended June 30, 2021. The change is primarily attributable to proceeds of $163,583 received during the six months ended June 30, 2021 related to the disposition of the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, and the Residence Inn Coconut Grove, compared to no dispositions for the six months ended June 30, 2022. In addition, we had an increase of $6,667 for capital expenditures for the six months ended June 30, 2022 compared to 2021 as we have resumed certain selective capital expenditure projects during the six months ended June 30, 2022. We had an increase of $65 of contributions related to unconsolidated joint ventures as we contributed a total of $485 to the Hiren Boston and SB Partners joint ventures during the six months ended June 30, 2022 compared to a contribution of $550 to the Hiren Boston and SB Partners unconsolidated joint ventures during the six months ended June 30, 2021. Lastly, we received insurance proceeds of $1,294 during the six months ended June 30, 2022 related to property damage incurred for a 2021 claim at our Hampton Inn Philadelphia hotel.

Net cash used in financing activities for the six months ended June 30, 2022 was $13,517 compared to net cash used in financing activities for the six months ended June 30, 2021 of $94,009. The following items are the major contributing factors for the change in financing cash flows:

•The primary use of cash in 2021 was the payment of $187,024 of outstanding borrowings under the Term Loan agreements and a repayment of $14,369 on our Line of Credit. We received net proceeds of $144,750 from the issuance of the Junior Notes, a portion of which, in addition to the proceeds received from the hotel dispositions noted above, were used to pay down the Term Loans and Line of Credit.
•Payment of $209 of deferred financing costs for the six months ended June 30, 2022, as compared to the payment of $5,795 during the six months ended June 30, 2021 which primarily relates to the Junior Notes issuance noted above.
•A decrease in cash payments of $18,131 related to dividends paid. During the six months ended June 30, 2021, our executed amendments to the Prior Facilities allowed for the payment of the total arrearage of unpaid cash dividends for the periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021 due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares, which was paid on March 26, 2021, as the well as the dividend paid on April 15, 2021. During the six months ended June 30, 2022, we paid dividends of $12,087 on these preferred shares.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss) applicable to common shareholders	$2,099	$(28,590)	$(20,460)	$(25,707)
Income (loss) allocated to noncontrolling interest	1,070	(977)	619	(813)
(Income) loss from unconsolidated joint ventures	(357)	589	579	1,247
Gain on disposition of hotel properties	—	—	—	(48,352)
Loss from impairment of depreciable assets	—	222	—	222
Depreciation and amortization	17,003	21,014	36,279	42,816
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	19,815	(7,742)	17,017	(30,587)

(Income) loss from unconsolidated joint ventures	357	(589)	(579)	(1,247)
Unrecognized pro rata interest in loss (1)	(79)	(318)	(298)	(814)
Depreciation and amortization of difference between purchase price and historical cost (2)	21	21	42	42
Interest in depreciation and amortization of unconsolidated joint ventures (3)	625	651	1,252	1,282
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	924	(235)	417	(737)

Funds from Operations applicable to common shareholders and Partnership Units	$20,739	$(7,977)	$17,434	$(31,324)

Weighted Average Common Shares and Common Units
Basic	39,277,269	39,097,820	39,254,536	39,034,707
Diluted	45,716,098	44,724,968	45,629,745	44,525,168
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

If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. As of June 30, 2022, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2022, we are exposed to interest rate risk with respect to variable rate borrowings under our Line of Credit, certain variable rate mortgages, and notes payable. As of June 30, 2022, we had total variable rate debt outstanding of $281,374 with a weighted average interest rate of 3.89%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2022 would be an increase or decrease in our interest expense for the three and six months ended June 30, 2022 of $694 and $1,399, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of June 30, 2022, we have an interest rate cap related to debt on Courtyard, LA Westside, Culver City, CA, and we have seven interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Prior Facilities. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2022, approximately 75.1% of our outstanding consolidated long-term indebtedness was subject to fixed rates or effectively capped, while 24.9% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Line of Credit. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR.

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

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2022 to be approximately $1,130,657 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2022 to be approximately $1,164,049.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2022, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Fixed Rate Debt	$238,257	$419,404	$191,629	$—	$849,290
Weighted Average Interest Rate	5.27%	6.24%	9.50%	N/A	5.25%

Floating Rate Debt	$26,471	$84,671	$—	$51,548	$162,690
Weighted Average Interest Rate	5.07%	4.89%	N/A	4.79%	4.88%
	$264,728	$504,075	$191,629	$51,548	$1,011,980

Line of Credit	$118,684	$—	$—	$—	$118,684
Weighted Average Interest Rate	4.04%	N/A	N/A	N/A	2.70%
	$383,412	$504,075	$191,629	$51,548	$1,130,664

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2022.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Inflation and price volatility in the global economy could negatively impact our business and results of operations.

General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing the capital. Although we have the ability to pass on these increased costs associated with providing services by adjusting room rates, the cost to operate and maintain the hotel properties could increase faster or at a rate greater than our ability to increase room rates, which could adversely affect our results of operations.

Other than as described above, there have been no material changes to the Risk Factors previously disclosed in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.
10.1

Credit Agreement, dated as of August 4, 2022, by and among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the subsidiary guarantors named therein, as guarantors, the initial lenders and initial issuing banks named therein, Citibank, N.A., as administrative agent and collateral agent, Wells Fargo Bank, N.A. and Manufacturers and Traders Trust Company, as co-syndication agents, Manufacturers and Traders Trust Company, Fifth Third Bank and Wilmington Savings Fund Society, FSB, as co-documentation agents, and Citibank, N.A., Wells Fargo Securities, LLC, and Manufacturers and Traders Trust Company, as joint lead arrangers and joint book running managers (as filed Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 8, 2022).

10.2
Security Agreement, dated as of August 4, 2022, by and among Hersha Hospitality Limited Partnership, as Borrower and a Grantor, the other Grantors party thereto, and Citibank, N.A., as collateral agent (as filed Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 8, 2022).

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

HERSHA HOSPITALITY TRUST

August 9, 2022	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)