Form 10-Q
period 2022-09-30
HERSHA HOSPITALITY TRUST
filed 2022-11-01
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the number of Class A common shares of beneficial interest outstanding was 39,647,601 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	September 30, 2022	December 31, 2021
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,196,953	$1,665,097
Investment in Unconsolidated Joint Ventures	5,965	5,580
Cash and Cash Equivalents	94,271	72,238
Escrow Deposits	13,129	12,707
Hotel Accounts Receivable	6,765	8,491
Due from Related Parties	142	2,495
Intangible Assets, Net of Accumulated Amortization of $5,950 and $6,944	814	1,335
Right of Use Assets	16,494	43,442
Other Assets	43,110	21,759
Hotel Assets Held for Sale	196,845	—
Total Assets	$1,574,488	$1,833,144

Liabilities and Equity:
Line of Credit	$—	$118,684
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	397,433	496,085
Unsecured Notes Payable, Net of Unamortized Discount and Unamortized Deferred Financing Costs (Note 5)	50,882	198,490
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	208,620	304,614
Lease Liabilities	19,288	53,691
Accounts Payable, Accrued Expenses and Other Liabilities	46,553	43,207
Dividends and Distributions Payable	8,375	6,044
Liabilities Related to Hotel Assets Held for Sale	88,074	—
Due to Related Parties	1,484	1,723
Total Liabilities	$820,709	$1,222,538

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$4,659	$2,310

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at September 30, 2022 and December 31, 2021, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at September 30, 2022 and December 31, 2021; 39,630,769 and 39,325,025 Shares Issued and Outstanding at September 30, 2022 and December 31, 2021, respectively	397	394
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2022 and December 31, 2021	—	—
Accumulated Other Comprehensive Income (Loss)	16,652	(6,211)
Additional Paid-in Capital	1,156,213	1,155,034
Distributions in Excess of Net Income	(496,284)	(592,314)
Total Shareholders' Equity	677,125	557,050

Noncontrolling Interests (Note 1)	71,995	51,246

Total Equity	749,120	608,296

Total Liabilities and Equity	$1,574,488	$1,833,144
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Hotel Operating Revenues:
Room	$81,473	$68,302	$244,847	$164,191
Food & Beverage	14,405	9,616	39,171	19,920
Other Operating Revenues	8,263	7,289	25,149	18,332
Other Revenues	107	44	239	69
Total Revenues	104,248	85,251	309,406	202,512
Operating Expenses:
Hotel Operating Expenses:
Room	17,892	14,706	51,929	36,254
Food & Beverage	11,342	7,123	31,353	15,405
Other Operating Expenses	33,425	28,160	95,820	71,820
Insurance Recoveries in Excess of Property Losses	—	—	(962)	(711)
Hotel Ground Rent	1,185	1,129	3,806	3,293
Real Estate and Personal Property Taxes and Property Insurance	7,561	8,963	24,379	28,500
General and Administrative (including Share Based Payments of $2,768 and $2,259 and $8,608 and $7,017 for the three and nine months ended September 30, 2022 and 2021, respectively)	5,883	4,968	17,692	15,199
Terminated Transaction Costs	—	—	—	390
Loss on Impairment of Assets	10,024	—	10,024	222
Depreciation and Amortization	14,900	20,484	51,179	63,300
Total Operating Expenses	102,212	85,533	285,220	233,672

Operating Income (Loss)	2,036	(282)	24,186	(31,160)

Interest Income	101	3	103	8
Interest Expense	(11,333)	(14,214)	(39,600)	(41,886)
Other Income (Expense)	467	(176)	260	201
Gain on Disposition of Hotel Properties	167,800	—	167,800	48,352
Loss on Debt Extinguishment	(17,958)	—	(17,958)	(3,069)
Income (Loss) Before Results from Unconsolidated Joint Venture Investments and Income Taxes	141,113	(14,669)	134,791	(27,554)

Income (Loss) from Unconsolidated Joint Ventures	478	(611)	(101)	(1,858)

Income (Loss) Before Income Taxes	141,591	(15,280)	134,690	(29,412)

Income Tax (Expense) Benefit	(5,402)	(277)	(5,516)	161

Net Income (Loss)	136,189	(15,557)	129,174	(29,251)

(Income) Loss Allocated to Noncontrolling Interests - Common Units	(15,283)	2,140	(13,025)	4,689
Loss (Income) Allocated to Noncontrolling Interests - Consolidated Joint Venture	615	—	(2,349)	(1,810)
Preferred Distributions	(6,044)	(6,044)	(18,131)	(18,131)

Net Income (Loss) Applicable to Common Shareholders	$115,477	$(19,461)	$95,669	$(44,503)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (Loss) Per Share:
BASIC
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$2.92	$(0.50)	$2.43	$(1.14)

DILUTED
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$2.82	$(0.50)	$2.35	$(1.14)

Weighted Average Common Shares Outstanding:
Basic	39,465,645	39,139,610	39,325,679	39,070,059
Diluted*	40,962,773	39,139,610	40,670,106	39,070,059
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Units and Vested LTIP Units	5,153,282	4,281,324	5,227,200	4,303,220
Unvested Stock Awards and LTIP Units Outstanding	—	982,396	—	814,831
Contingently Issuable Share Awards	—	396,332	—	546,047
Total Potentially Dilutive Securities Excluded from the Denominator	5,153,282	5,660,052	5,227,200	5,664,098
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$136,189	$(15,557)	$129,174	$(29,251)
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	5,935	2,201	26,777	11,204
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income (Loss)	(136)	(168)	(875)	(747)
Total Other Comprehensive Income	$5,799	$2,033	$25,902	$10,457

Comprehensive Income (Loss)	141,988	(13,524)	155,076	(18,794)
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Common Units	(15,943)	1,940	(16,064)	3,651
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests - Consolidated Joint Venture	615	—	(2,349)	(1,810)
Less: Preferred Distributions	(6,044)	(6,044)	(18,131)	(18,131)
Comprehensive Income (Loss) Attributable to Common Shareholders	$120,616	$(17,628)	$118,532	$(35,084)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at June 30, 2022	5,274	39,514,661	396	—	14,703,214	147	1,154,367	11,426	(609,159)	557,177	7,070,680	54,947	612,124
Issuance Costs/Other	—	—	—	—	—	—	—	—	—	—	—	6	6
Unit Conversion	—	80,627	1	—	—	—	422	—	—	423	(80,627)	(423)	—
Dividends and Distributions declared:
Common Shares ($0.05 per share)	—	—	—	—	—	—	—	—	(1,987)	(1,987)	—	—	(1,987)
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Common Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(88)	(88)
LTIP Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(262)	(262)
Share Based Compensation:
Grants	—	35,481	—	—	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	—	—	—	809	—	—	809		1,959	2,768
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	5,226	—	5,226	—	573	5,799
Adjustment to Record Noncontrolling Interest at Redemption Value	(615)	—	—	—	—	—	615	—	—	615	—	—	615
Net Income	—	—	—	—	—	—	—	—	120,906	120,906	—	15,283	136,189
Balance at September 30, 2022	4,659	39,630,769	397	—	14,703,214	147	1,156,213	16,652	(496,284)	677,125	6,990,053	71,995	749,120

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at June 30, 2021	1,968	39,217,475	392	—	14,703,214	147	1,153,657	(13,737)	(554,694)	585,765	5,962,491	48,922	634,687
Unit Conversion	—	10,750	—	—	—	—	101	—	—	101	(10,750)	(101)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Share Based Compensation:
Grants	—	91,005	1	—	—	—	—	—	—	1	—	—	1
Amortization	—	—	—	—	—	—	792	—	—	792	—	1,461	2,253
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	1,907	—	1,907	—	126	2,033
Adjustment to Record Noncontrolling Interest at Redemption Value	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	—	(13,417)	(13,417)	—	(2,140)	(15,557)
Balance at September 30, 2021	1,968	39,319,230	393	—	14,703,214	147	1,154,550	(11,830)	(574,155)	569,105	5,951,741	48,268	617,373

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2021	2,310	39,325,025	394	—	14,703,214	147	1,155,034	(6,211)	(592,314)	557,050	6,926,253	51,246	608,296
Issuance Costs / Other	—	—	—	—	—	—	(47)	—	—	(47)	—	5	(42)
Unit Conversion	—	130,627	1	—	—	—	847	—	—	848	(130,627)	(848)	—
Dividends and Distributions declared:
Common Shares ($0.05 per share)	—	—	—	—	—	—	—	—	(1,988)	(1,988)	—	—	(1,988)
Preferred Shares	—	—	—	—	—	—	—	—	(18,131)	(18,131)	—	—	(18,131)
Common Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(88)	(88)
LTIP Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(262)	(262)
Share Based Compensation:
Grants	—	175,117	2	—	—	—	(2)	—	—	—	194,427	—	—
Amortization	—	—	—	—	—	—	2,730	—	—	2,730		5,878	8,608
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	22,863	—	22,863	—	3,039	25,902
Adjustment to Record Noncontrolling Interest at Redemption Value	2,349	—	—	—	—	—	(2,349)	—	—	(2,349)	—	—	(2,349)
Net Income	—	—	—	—	—	—	—	—	116,149	116,149	—	13,025	129,174
Balance at September 30, 2022	4,659	39,630,769	397	—	14,703,214	147	1,156,213	16,652	(496,284)	677,125	6,990,053	71,995	749,120
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(21,249)	(507,445)	622,827	5,392,808	49,422	672,249
Unit Conversion	—	235,750	2	—	—	—	2,971	—	—	2,973	(235,750)	(2,973)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(42,306)	(42,306)	—	—	(42,306)
Share Based Compensation:
Grants	—	239,998	2	—	—	—	355	—	—	357	794,683	1,679	2,036
Amortization	—	—	—	—	—	—	2,207	—	—	2,207	—	3,791	5,998
Equity Contribution to Consolidated Joint Venture	158	—	—	—	—	—	—	—	—	—	—	—	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	9,419	—	9,419	—	1,038	10,457
Adjustment to Record Noncontrolling Interest at Redemption Value	1,968	—	—	—	—	—	(1,968)	—	—	(1,968)	—	—	(1,968)
Net Loss	(158)	—	—	—	—	—	—	—	(24,404)	(24,404)		(4,689)	(29,093)
Balance at September 30, 2021	1,968	39,319,230	393	—	14,703,214	147	1,154,550	(11,830)	(574,155)	569,105	5,951,741	48,268	617,373

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net Income (Loss)	$129,174	$(29,251)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties	(167,800)	(48,352)
Loss on Impairment of Assets	10,024	222
Insurance recoveries in excess of property loss	(962)	(711)
Junior Note PIK Interest Added to Principal	1,855	4,365
Deferred Taxes	—	(322)
Depreciation	50,965	63,046
Amortization	3,984	3,893
Loss on Debt Extinguishment	17,958	634
Equity in Loss of Unconsolidated Joint Ventures	101	1,858
Gain Recognized on Change in Fair Value of Derivative Instrument	(875)	(747)
Share Based Compensation Expense	8,608	7,017
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	1,726	(1,156)
Other Assets	(4,152)	(6,811)
Due from Related Parties	2,353	37
Increase (Decrease) in:
Due to Related Parties	(239)	834
Accounts Payable, Accrued Expenses and Other Liabilities	12,577	11,032
Net Cash Provided by Operating Activities	$65,297	$5,588

Investing Activities:
Capital Expenditures	(17,936)	(7,992)
Proceeds from Disposition of Hotel Properties	382,699	163,583
Contributions to Unconsolidated Joint Ventures	(485)	(1,339)
Proceeds from Insurance Claims	1,294	—
Net Cash Provided by Investing Activities	$365,572	$154,252
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2022	2021
Financing Activities:
Repayments on Line of Credit	$(118,684)	$(14,369)
Proceeds of Term Loan Borrowing	400,000	—
Payments on Term Loans	(497,481)	(187,024)
Proceeds from Mortgages and Notes Payable	—	167,750
Principal Repayment of Mortgages	(159,923)	(23,582)
Deferred Financing Costs	(4,052)	(6,219)
Cash Paid for Debt Extinguishment	(10,143)	—
Dividends Paid on Preferred Shares	(18,131)	(36,262)
Net Cash Used in Financing Activities	$(408,414)	$(99,706)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	$22,455	$60,134
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	84,945	23,607

Cash, Cash Equivalents, and Restricted Cash - End of Period	$107,400	$83,741
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of September 30, 2022, we owned an approximate 85.0% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three and nine months ended September 30, 2022 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $71,995 as of September 30, 2022 and $51,246 as of December 31, 2021. As of September 30, 2022, there were 6,990,053 Common Units and LTIP Units outstanding with a fair market value of $55,781, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

The noncontrolling interest in the Ritz Coconut Grove is measured at the greater of historical cost or the put option redemption value, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture line item within the Consolidated Statements of Operations. The value of the noncontrolling interest at the put option redemption value was $4,659 as of September 30, 2022. As such, we reclassified $2,349 from Additional Paid in Capital to Redeemable Noncontrolling Interests - Consolidated Joint Venture during the nine months ended September 30, 2022 to record the noncontrolling interest at the estimated value of the put option.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at September 30, 2022 and December 31, 2021 are summarized as follows:

					Dividend Per Share (1)
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2022	December 31, 2021	Aggregate Liquidation Preference	Distribution Rate	2022	2021
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.2891	$3.0079
Series D	7,701,700	7,701,700	$192,500	6.500%	$1.2188	$2.8438
Series E	4,001,514	4,001,514	$100,000	6.500%	$1.2188	$2.8438
Total	14,703,214	14,703,214

(1) During the nine months ended September 30, 2021, the Company paid cash dividends on the Company's Series C, Series D and Series E cumulative redeemable preferred stock reflecting accrued and unpaid dividends for the dividend periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021. In addition, the Company paid a cash dividend on all Series of cumulative redeemable preferred stock for the first dividend period ending April 15, 2021, declared a similar cash dividend for the second dividend period ending July 15, 2021, which was paid July 15, 2021 to holders of record as of July 1, 2021 and declared a similar cash dividend for the third dividend period ending October 15, 2021, which was paid October 15, 2021 to holders of record as of October 1, 2021. The Company is current on dividend obligations on all Series of cumulative redeemable preferred stock as of September 30, 2022.

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

On August 4, 2022 and October 26, 2022, we closed on the sale of the seven previously announced hotel dispositions to an unaffiliated buyer for a purchase price of $505,000. These seven hotels included the Courtyard Brookline, the Hampton Inn Washington, DC, Hilton Garden Inn M Street Washington, DC, Hampton Inn - Philadelphia, TownePlace Suites Sunnyvale, Courtyard Sunnyvale, and the Courtyard Los Angeles Westside. The Courtyard Sunnyvale was the only hotel disposition that closed on October 26, 2022. A portion of the proceeds from the sale were used to pay off the Company's junior subordinated notes (the "Junior Notes"), which the Company entered into on February 17, 2021, at a redemption price of 104%, or $164,418. Proceeds from the sale were also used to pay down amounts borrowed under the Company’s line of credit and term loans. Also on August 4, 2022, the Company entered into a new credit agreement for a senior secured credit facility which provides for a $100,000 revolving line of credit and a $400,000 term loan. The Company made an initial draw of $400,000 on the facility’s term loan, using the proceeds to pay off the remaining balances under the Company’s prior line of credit and term loans, effectively reducing the Company’s borrowings and moving the maturity of borrowings under the Company’s credit facility to August of 2024. The $100,000 line of credit provided by the new credit facility remains undrawn. See Note 5 – Debt for additional information borrowings under the Company’s prior credit facility, new credit facility, notes payable, and mortgages.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Investment in Hotel Properties

Investments in hotel properties are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of up to 40 years for buildings and improvements, and two to seven years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in hotel properties. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in hotel properties we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

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

As of September 30, 2022, based on our analysis, we have determined that the carrying value of the Gate hotel JFK Airport exceeded the anticipated net proceeds from sale under an executed purchase and sale agreement, resulting in a $10,024 impairment charge recorded during the third quarter of 2022.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
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

As disclosed in Note 8, Fair Value Measurements and Derivative Instruments, we modified interest rate swap contracts, which serve as cash flow hedges with total notional amounts of $300,000, to replace LIBOR with an alternative reference rate that matches the reference rate of the underlying hedged debt. We did not apply optional expedients and exceptions contained within these updates in the modifications of these contracts. For our remaining borrowing and hedging contracts, we have not entered into modifications as it directly relates to reference rate reform, but we anticipate having to undertake such modifications in the future as we have contracts remaining with lenders and hedging counterparties which are indexed to LIBOR. Some debt contract modifications have occurred and will occur in the normal course of business and will include other changes in the terms, for which this accounting relief is not applicable. However, we anticipate that other debt contract modifications will occur prior to the phase out of LIBOR on June 30, 2023 specifically to address the LIBOR transition, for which we will be able to apply the accounting relief.

Revision of Prior Period Financial Statements

During the third quarter of 2022, the Company identified immaterial errors in its previously issued financial statements resulting from the incorrect amortization of accumulated other comprehensive income related to interest rate hedges. This occurred over the periods from 2019 through 2021, thereby overstating interest expense in those periods as well as impacting certain captions in the equity section of the consolidated balance sheet, including accumulated other comprehensive income, distributions in excess of net income, and noncontrolling interests.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined that these errors and the related impact did not, either individually or in the aggregate, materially misstate previously issued consolidated financial statements. To reflect the correction of these immaterial errors, the Company is revising the previously issued consolidated financial statements for the three and nine months ended September 30, 2021 in this Form 10-Q. As a result, the Company has corrected the immaterial misstatements as disclosed in the following tables for all impacted financial statement line items in prior periods.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	As of December 31, 2021
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accumulated Other Comprehensive Income	$(2,747)	$(3,464)	$(6,211)
Distributions in Excess of Net Income	(595,454)	3,140	(592,314)
Total Shareholders' Equity	557,374	(324)	557,050
Noncontrolling Interests	50,922	324	51,246
Total Equity	608,296	—	608,296

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2021			September 30, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Interest Expense	$(14,589)	$375	$(14,214)	$(43,000)	$1,114	$(41,886)
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(15,044)	375	(14,669)	(28,668)	1,114	(27,554)
Loss Before Income taxes	(15,655)	375	(15,280)	(30,526)	1,114	(29,412)
Net Loss	(15,932)	375	(15,557)	(30,365)	1,114	(29,251)
Loss Allocated to Noncontrolling Interests - Common Units	2,177	(37)	2,140	4,800	(111)	4,689
Net Loss Applicable to Common Shareholders	(19,799)	338	(19,461)	(45,506)	1,003	(44,503)
Net Income (Loss) Per Share:
Basic - Loss from Continuing Operations Applicable to Common Shareholders	$(0.51)	$0.01	$(0.50)	$(1.16)	$0.02	$(1.14)
Diluted - Loss from Continuing Operations Applicable to Common Shareholders	$(0.51)	$0.01	$(0.50)	$(1.16)	$0.02	$(1.14)
Consolidated Statement of Comprehensive Income (Loss):
Net Loss	$(15,932)	$375	$(15,557)	$(30,365)	$1,114	$(29,251)
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Loss	207	(375)	(168)	367	(1,114)	(747)
Total Other Comprehensive Income	2,408	(375)	2,033	11,571	(1,114)	10,457
Consolidated Statement of Cash Flows:
Operating Activities:
Net Loss				(30,365)	1,114	(29,251)
Loss (Gain) Recognized on Change in Fair Value of Derivative Instrument				367	(1,114)	(747)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Land	$390,532	$478,412
Buildings and Improvements	1,092,438	1,560,768
Furniture, Fixtures and Equipment	200,960	274,802
Construction in Progress	5,290	1,784
	1,689,220	2,315,766

Less Accumulated Depreciation	(492,267)	(650,669)

Total Investment in Hotel Properties *	$1,196,953	$1,665,097
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $37,815 and $39,577 at September 30, 2022 and December 31, 2021, respectively.

Acquisitions
For the nine months ended September 30, 2022 and 2021, we acquired no hotel properties.

Hotel Dispositions
During the nine months ended September 30, 2022, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Urban Select Service (6 of 7 hotels)	June 2005 - March 2016	08/04/2022	$435,900	$167,791
2022 Total				$167,791

During the nine months ended September 30, 2021, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Courtyard San Diego, CA	05/30/2013	02/19/2021	$64,500	$5,032
The Capitol Hill Hotel Washington, DC	04/15/2011	03/09/2021	51,000	12,975
Holiday Inn Express Cambridge, MA	05/03/2006	03/09/2021	32,000	20,280
Residence Inn Miami Coconut Grove, FL	06/12/2013	03/10/2021	31,000	9,996
2021 Total				$48,283

Assets Held For Sale

As of September 30, 2022, there were four assets classified as held for sale: the Courtyard Sunnyvale, the Pan Pacific Seattle, the Hotel Milo Santa Barbara and the Gate hotel JFK Airport. On October 12, 2022, we entered into a purchase and sale agreement to sell the Gate hotel JFK Airport for a purchase price of $11,000. During the third quarter of 2022, the Company determined that the carrying value of the Gate hotel JFK Airport exceeded the anticipated net proceeds from sale, resulting in a $10,024 impairment charge recorded during the third quarter of 2022. We expect the sale of the Gate hotel JFK Airport to

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
close in the fourth quarter of 2022, subject to customary closing conditions. We sold the following hotel properties subsequent to September 30, 2022:

Hotel	Disposition Date	Consideration	Debt Pay down/Assumption by Buyer
Hotel Milo Santa Barbara	October 6, 2022	$55,000	$20,696
Pan Pacific Seattle	October 19, 2022	70,000	22,380	*
Courtyard Sunnyvale	October 26, 2022	69,100	39,309

* We used a portion of the proceeds to pay down the term loan by $22,380, as required by the Credit Agreement.

As of December 31, 2021, there were no assets held for sale. The table below shows the balances for the four properties noted above that were classified as held for sale as of September 30, 2022:

September 30, 2022
Land	$30,773
Right of Use Asset - Land Lease	11,532
Buildings and Improvements	195,412
Furniture, Fixtures and Equipment	26,485
264,202
Less Accumulated Depreciation	(67,357)
Assets Held for Sale	$196,845
Liabilities Related to Hotel Assets Held for Sale

As of December 31, 2021, there were no liabilities related to hotel liabilities held for sale. Liabilities related to hotel liabilities held for sale at September 30, 2022 consisted of the following:

September 30, 2022
Mortgage Indebtedness	$60,061
Net Unamortized Deferred Financing Costs	(192)
Lease Liabilities	28,205
Liabilities Related to Hotel Assets Held for Sale	$88,074

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2022 and December 31, 2021, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned	September 30, 2022	December 31, 2021
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%	801	189
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%	—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%	5,164	5,391
			$5,965	$5,580
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

Income (loss) recognized during the three and nine months ended September 30, 2022 and 2021, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cindat Hersha Owner JV, LLC	$—	$(229)	$—	$(229)
Hiren Boston, LLC	$394	$(211)	436	(900)
SB Partners, LLC	—	(135)	(310)	(185)
SB Partners Three, LLC	84	(36)	(227)	(544)
Income (Loss) from Unconsolidated Joint Venture Investments	$478	$(611)	$(101)	$(1,858)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Balance Sheets

	September 30, 2022	December 31, 2021
Assets
Investment in Hotel Properties, Net	$60,417	$64,096
Other Assets	19,281	15,649
Total Assets	$79,698	$79,745

Liabilities and Equity
Mortgages	$65,300	$65,723
Other Liabilities	15,702	15,656
Equity:
Hersha Hospitality Trust	3,555	3,328
Joint Venture Partner(s)	(4,859)	(4,962)
Total Equity	(1,304)	(1,634)

Total Liabilities and Equity	$79,698	$79,745

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Room Revenue	$8,166	$3,838	$17,661	$7,981
Other Revenue	405	245	909	487
Operating Expenses	(4,156)	(2,436)	(10,239)	(5,544)
Lease Expense	(320)	(220)	(834)	(736)
Property Taxes and Insurance	(588)	(503)	(1,732)	(2,451)
General and Administrative	(71)	(92)	(107)	(339)
Depreciation and Amortization	(1,244)	(1,199)	(3,746)	(4,811)
Interest Expense	(923)	(653)	(2,364)	(3,988)
Loss on Dissolution of Joint Venture	—	—	—	(112,429)
Income Tax (Expense) Benefit	(114)	(32)	(62)	62
Net Income (Loss)	$1,155	$(1,052)	$(514)	$(121,768)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Our share of equity recorded on the joint ventures' financial statements	$3,555	$3,328
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	2,410	2,252
Investment in Unconsolidated Joint Ventures	$5,965	$5,580
(1)  Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Derivative Asset	$18,835	$92
Deferred Financing Costs	1,386	1,070
Prepaid Expenses	12,713	11,632
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,024	2,193
Deposits with Unaffiliated Third Parties	2,676	2,663
Deferred Tax Asset, Net of Valuation Allowance of $17,746 and $21,612, respectively	—	—
Property Insurance and Other Receivables	2,070	1,575
Other	1,858	986
	$43,110	$21,759
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

Deferred Tax Asset – We have $0 of net deferred tax assets as of September 30, 2022. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT
Mortgages
Mortgages payable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Mortgage Indebtedness	$209,188	$306,078
Net Unamortized Premium	8	13
Net Unamortized Deferred Financing Costs	(576)	(1,477)
Mortgages Payable	$208,620	$304,614

On August 4, 2022, using the proceeds from the dispositions discussed in Note 2 - Investment in Hotel Properties, we paid off the Courtyard Los Angeles mortgage with a principal balance of $35,000.

As of September 30, 2022, the Hotel Milo and Courtyard Sunnyvale mortgages with an aggregate balance of $60,061 were classified as Liabilities Related to Hotel Assets Held for Sale and are included in the Liabilities Related to Hotel Assets Held for Sale section in Note 2 - Investment in Hotel Properties. On October 6, 2022, we paid off the Hotel Milo mortgage balance of $20,696 using the proceeds from the disposition of the property. On October 26, 2022, the buyer assumed the Courtyard Sunnyvale mortgage which had an outstanding principal balance of $39,365 as of September 30, 2022.

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 3.84% to 7.25% as of September 30, 2022.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties with the exception of the Courtyard Sunnyvale mortgage were met as of September 30, 2022. The lender elected its right to escrow property level cash flow for the purpose of meeting future payment obligations, and as noted above, this mortgage as well as the escrow held by the lender was assumed by the buyer upon disposition of the Courtyard Sunnyvale, CA on October 26, 2022.

As of September 30, 2022, the maturity dates for the outstanding mortgage loans ranged from December 2022 to September 2025. For the two mortgages with maturity dates within the next twelve months, we are working with the mortgage lenders to exercise available extension options under these mortgages, or refinance each mortgage before their maturities.

Credit Facilities

On August 4, 2022, we entered into a credit agreement (the "Credit Agreement"), which provided for a secured term loan of $400,000 and secured revolving line of credit with capacity of $100,000, both of which mature on August 4, 2024. Borrowings under the Credit Agreement bear interest at a rate of Term Secured Overnight Financing Rate ("SOFR") plus a 250 basis point spread. The $397,433 term loan per the Consolidated Balance Sheet as of September 30, 2022 consists of the $400,000 secured term loan, net of unamortized deferred financing costs of $2,567.

Immediately upon entering into the Credit Agreement, proceeds from the $400,000 new term loan, along with a portion of the proceeds from the dispositions discussed in Note 2 – Investment in Hotel Properties, were used to pay off and terminate all borrowings under our previous credit facility agreement ("the Prior Facilities"), which consisted of three secured credit arrangements which had an aggregate principal balance of $497,481.

The Company incurred debt extinguishment expense of $4,233 related to the new Credit Agreement and termination of the Prior Facilities on August 4, 2022. Debt extinguishment expense consists of $3,819 of debt extinguishment losses and $414 of

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)
debt modification losses. On February 17, 2021, the Company signed amendments to the Prior Facilities which resulted in debt extinguishment expense of $2,977. Debt extinguishment expense consists of $635 of debt extinguishment losses and $2,342 of debt modification losses.

The Credit Agreement contains financial covenants beginning in the third quarter of 2022, including a fixed charge coverage ratio of not less than 1.25 to 1.00; and a maximum leverage ratio of not more than 60%. We have determined that we are in compliance with all covenants contained in the Credit Agreement as of September 30, 2022.

The amount that we can borrow at any given time under the Credit Agreement is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of September 30, 2022, the following hotel properties secure the Credit Agreement:

- The Envoy Boston Seaport, Boston, MA	- Ritz-Carlton Georgetown, Washington, DC
- The Boxer, Boston, MA	- The Winter Haven Hotel Miami Beach, Miami, FL
- Hampton Inn Seaport, Seaport, New York, NY	- The Blue Moon Hotel Miami Beach, Miami, FL
- Holiday Inn Express Chelsea, 29th Street, New York, NY	- Cadillac Hotel & Beach Club, Miami, FL
- NU Hotel, Brooklyn, New York, NY	- The Parrot Key Hotel & Villas, Key West, FL
- Hyatt House White Plains, White Plains, NY	- The Ambrose Hotel, Santa Monica, CA
- The Rittenhouse, Philadelphia, PA	- The Pan Pacific Hotel Seattle, Seattle, WA*
- Philadelphia Westin, Philadelphia, PA	- Mystic Marriott Hotel & Spa, Groton, CT

*On October 19, 2022, we sold this hotel and used a portion of the proceeds to pay down the term loan by $22,380, as required by the Credit Agreement. This hotel was removed as a borrowing base asset accordingly.

The weighted average interest rate on our credit facilities, including our Prior Facilities and including the effect of derivative instruments, was 3.90% and 3.47%, 3.47% and 3.51% for the three and nine months ended September 30, 2022 and 2021, respectively.

Notes Payable

Notes payable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Statutory Trust I and Statutory Trust II Notes Payable Indebtedness	$51,548	$51,548
Net Unamortized Deferred Financing Costs	(666)	(706)
Statutory Trust I and Statutory Trust II Notes Payable	50,882	50,842

Junior Notes Payable Indebtedness	—	156,239
Net Unamortized Deferred Financing Costs	—	(4,209)
Net Unamortized Discount	—	(4,382)
Junior Notes Payable	—	147,648

Total Notes Payable	$50,882	$198,490

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)
of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The related deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 5.25% and 3.15%, and 4.16% and 3.18% for the three and nine months ended September 30, 2022 and 2021, respectively.

Junior Notes Payable

On February 17, 2021, the Company entered into a note purchase agreement with several purchasers (the “Purchasers”). The Company issued and sold to the Purchasers $150,000 aggregate principal amount of the Company’s 9.50% Unsecured PIK Toggle Notes due 2026 (the “Junior Notes”) on February 23, 2021. The Junior Notes were set to mature on February 23, 2026. The Junior Notes bore interest at a rate of 9.50% per year, payable in arrears on June 30, September 30, December 31 and March 31 of each year, beginning on June 30, 2021. We elected the option to pay interest (a) in cash at a rate per annum equal to 4.75% per annum, and (b) in kind at a rate per annum equal to 4.75% per annum (“PIK Interest”) for the interest periods ended June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022, increasing the total principal balance by $8,094 to $158,094.

On August 4, 2022, using a portion of the proceeds from the dispositions discussed in Note 2 - Investment in Hotel Properties, we paid off the Junior Notes, payable at a redemption price of 104%, or $164,418. We incurred debt extinguishment expense of $13,725 to redeem the Junior Notes on August 4, 2022.

Interest Expense

The table below shows the interest expense incurred by the Company during the nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mortgage Loans Payable	$3,503	$2,533	$8,980	$7,947
Interest Rate Swap Contracts on Mortgages	(184)	619	739	1,849
Unsecured Notes Payable	2,222	4,386	11,217	10,634
Credit Facility and Term Loans	5,455	3,735	13,611	11,856
Interest Rate Swap Contracts on Credit Facilities	(675)	1,728	1,378	5,830
Deferred Financing Costs Amortization	896	1,119	3,322	3,499
Other	116	94	353	271
Total Interest Expense	$11,333	$14,214	$39,600	$41,886

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 6 – LEASES
As of September 30, 2022, we own four hotels (the Gate hotel JFK Airport, the Hilton Garden Inn JFK, the Hotel Milo Santa Barbara, and the Annapolis Waterfront Hotel) within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms with extension options that range from August 2064 to October 2103. We also have two additional office space leases with terms ranging from March 2023 to December 2027. Lease costs for our office spaces are included in General and Administrative expense.

The components of lease costs for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$943	$121	$1,064	$1,050	$121	$1,171
Variable lease costs	242	47	289	79	59	138
Total lease costs	$1,185	$168	$1,353	$1,129	$180	$1,309

The components of lease costs for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$3,045	$363	$3,408	$3,176	$363	$3,539
Variable lease costs	761	203	964	117	227	344
Total lease costs	$3,806	$566	$4,372	$3,293	$590	$3,883
Other information related to leases as of and for the nine months ended September 30, 2022 and 2021 is as follows:

	September 30, 2022	September 30, 2021
Cash paid from operating cash flow for operating leases	$4,080	$3,457
Weighted average remaining lease term (in years)	66.4	63.5
Weighted average discount rate	7.87%	7.86%

As noted in Note 2 - Investment in Hotel Properties, on August 4, 2022, we sold the TownePlace Suites Sunnyvale, CA, which was subject to a land lease which was assumed by the buyer. We sold the Hotel Milo Santa Barbara on October 6, 2022 and the ground lease was assumed by the buyer. We expect the sale of the Gate hotel JFK Airport to close in the fourth quarter of 2022, subject to customary closing conditions, at which time the buyer will assume the ground lease.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2022 and 2021, base management fees incurred to HHMLP totaled $2,675 and $2,173, and $7,818 and $5,097, respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2022 and 2021 we incurred incentive management fees of $590 and $37, and $590 and $37, respectively.

Franchise Agreements

Our branded hotel properties that are not managed by the brand are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, advertising services and certain other charges, and such payments are primarily based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2022 and 2021 were $4,181 and $3,301, and $12,595 and $7,588, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting, Revenue Management and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2022 and 2021, the Company incurred accounting fees of $244 and $277, and $799 and $867, respectively. For the three and nine months ended September 30, 2022 and 2021, the Company incurred information technology fees of $80 and $90, and $257 and $281, respectively. For the three and nine months ended September 30, 2022 and 2021, the Company incurred revenue management service fees of $515 and $399, and $1,664 and $1,236, respectively. Accounting fees, revenue management fees and information technology fees are included in Hotel Operating Expenses under Other.

Capital Expenditure Fees

HHMLP charges fees between 3% and 5% on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2022 and 2021, we incurred fees of $126 and $150, and $420 and $347, respectively, which were capitalized with the cost of capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
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

Hotel Supplies

We purchase certain hotel supplies and make certain capital expenditures from Hersha Purchasing and Design (HPD), a hotel supply company owned, in part, by certain executives and trustees of the Company. For the three and nine months ended September 30, 2022 and 2021, we incurred charges for hotel supplies of $0 and $2, and $0 and $3, respectively, for hotel supplies purchased from HPD. For the three and nine months ended September 30, 2022 and 2021, we incurred charges of $1,150 and $519, and $5,691 and $739, respectively, for capital expenditure purchases from HPD. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.

Insurance Services

The Company utilizes the services of HHMLP to provide risk management services to the Company related to the placement of property and casualty insurance, placement of general liability insurance and claims handling for our hotel properties. The fees incurred for these risk management services for the three and nine months ended September 30, 2022 and 2021 were $25 and $37, and $84 and $117, respectively.

Restaurant Lease Agreements with Independent Restaurant Group

The Company has entered into management agreements with Independent Restaurant Group (“IRG”), subject to the supervision of HHMLP, as property manager, for restaurants at two of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG. For the three and nine months ended September 30, 2022 and 2021, management fees incurred to IRG totaled $61 and $47, and $172 and $96, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2022 and December 31, 2021 was approximately $142 and $2,495, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.

Due to Related Parties

The balance due to related parties as of September 30, 2022 and December 31, 2021 was $1,484 and $1,723, respectively. The balance at September 30, 2022 and December 31, 2021 primarily consisted of amounts due to HHMLP for monthly management and incentive fees discussed above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
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

As of September 30, 2022, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of September 30, 2022 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The following table presents our derivative instruments as of September 30, 2022 and December 31, 2021:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							(Liability) Asset Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	September 30, 2022	December 31, 2021
Term Loan Instruments:
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	$—	$(970)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	—	(970)
Credit Facility(1)	Swap	1.341%	1-Month SOFR + 2.50%	August 30, 2022	September 10, 2024	270,000	14,204	(3,729)
Credit Facility	Swap	1.279%	1-Month SOFR + 2.50%	September 6, 2022	August 4, 2024	30,000	1,544	—

Mortgages:
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	902	(987)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	1,019	(460)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	1,019	(460)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	148	(458)
Courtyard, LA Westside, Culver City, CA(2)	Cap	2.500%	1-Month LIBOR	August 1, 2021	August 1, 2024	35,000	—	92
							$18,836	$(7,942)

(1) This swap was amended on August 26, 2022 to replace the 1-month LIBOR index with a 1-month SOFR index, and $30,000 of the notional amount was terminated.
(2) This cap was terminated during the three months ended September 30, 2022 as the hotel was sold and the underlying debt was paid off.

The fair value of the interest rate swaps and cap with an asset balance are included in Other Assets and the fair value of the interest rate swaps with a liability balance are included in Accounts Payable, Accrued Expenses and Other Liabilities at September 30, 2022 and December 31, 2021.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain of $5,799 and $2,033, and $25,902 and $10,457 for the three and nine months ended September 30, 2022 and 2021, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made and received on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $(136) and $(168), and $(875) and $(747) of net unrealized gains from accumulated other comprehensive income as an increase/decrease to interest expense for the three and nine months ended September 30, 2022 and 2021, respectively. For the next twelve months ending September 30, 2023, we estimate that an additional $10,712 will be reclassified as a decrease to interest expense.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)
September 30, 2022, the carrying value and estimated fair value of our debt was $716,804 and $697,674, respectively. As of December 31, 2021, the carrying value and estimated fair value of our debt was $1,117,873 and $1,146,699, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
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
The 60% market-based portion of the 2022 LTIP has a three-year performance period which commenced on January 1, 2022 and ends December 31, 2024. As of September 30, 2022, no shares or LTIP Units have been issued to the executive officers in settlement of 2022 LTIP market-based awards.
A summary of our share based compensation activity from January 1, 2022 to September 30, 2022 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of December 31, 2021	1,658,995	$10.73	170,740	$10.52	—
Granted	194,427	11.25	103,760	10.13	71,832	10.57
Vested	—	N/A	(126,019)	10.82	(71,832)	10.57
Forfeited	—	N/A	(150)	N/A	—	N/A
Unvested Balance as of September 30, 2022	1,853,422	$10.78	148,331	$9.99	—
The following table summarizes share based compensation expense for the three and nine months ended September 30, 2022 and 2021 and unearned compensation as of September 30, 2022 and December 31, 2021:

	Share Based Compensation Expense				Unearned Compensation
	For the Three Months Ended		For the Nine Months Ended		As of
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	September 30, 2022	December 31, 2021
Issued Awards
LTIP Unit Awards	$1,960	$1,460	$5,878	$4,718	$7,654	$11,344
Restricted Share Awards	228	404	767	826	959	834
Share Awards	152	—	916	367	—	—
Unissued Awards
Market Based	428	395	1,047	1,106	3,228	2,230
Total	$2,768	$2,259	$8,608	$7,017	$11,841	$14,408
The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 0.9 years for LTIP Unit Awards and 0.6 years for Restricted Share Awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The remaining unvested target units are expected to vest as follows:

	2022	2023	2024	2025
LTIP Unit Awards	680,854	1,107,757	64,811	—
Restricted Share Awards	—	117,351	27,980	3,000
	680,854	1,225,108	92,791	3,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NUMERATOR:
Basic and Diluted*
Net income (loss)	$136,189	$(15,557)	$129,174	$(29,251)
(Income) Loss allocated to Noncontrolling Interests	(14,668)	2,140	(15,374)	2,879
Distributions to Preferred Shareholders	(6,044)	(6,044)	(18,131)	(18,131)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(101)	—	(101)	—
Net income (loss) applicable to Common Shareholders	$115,376	$(19,461)	$95,568	$(44,503)

DENOMINATOR:
Weighted average number of common shares - basic	39,465,645	39,139,610	39,325,679	39,070,059
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	1,095,727	—	979,938	—
Contingently Issued Shares and Units	401,401	—	364,489	—
Weighted average number of common shares - diluted	40,962,773	39,139,610	40,670,106	39,070,059
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the nine months ended September 30, 2022 and 2021 totaled $31,087 and $30,475, respectively. Net cash paid on Interest Rate Derivative contracts during the nine months ended September 30, 2022 and 2021 totaled $4,347 and $7,194, respectively. Cash paid for income taxes during the nine months ended September 30, 2022 and 2021 totaled $1,246 and $113, respectively. The following non-cash investing and financing activities occurred during the nine months ended September 30, 2022 and 2021:

	2022	2021
Issuance of share based payments	$5,462	$13,967
Accrued payables for capital expenditures placed into service	1,222	148
Adjustment to Record Noncontrolling Interest at Redemption Value	2,349	1,968

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021:

	2022	2021
Cash and cash equivalents	$94,271	$71,244
Escrowed cash	13,129	12,497
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$107,400	$83,741

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” "could," "will," "would," "forecast," "project," "potential," "likely," and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report and other reports filed by us with the U.S. Securities and Exchange Commission (the "SEC"), including, but not limited to those discussed in the sections entitled “Risk Factors” and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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
● the effects of COVID-19 and its variants and other infectious disease outbreaks;
● the supply and demand factors in our markets or sub-markets, or a potential recessionary environment;
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
● widespread adoption of teleconference and virtual meeting technologies could reduce the number of in person business meetings and demand for travel and our services;
● uncertainty surrounding the financial stability of the United States, Europe and China;
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

BACKGROUND

As of September 30, 2022, we owned interests in 30 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, Los Angeles, Seattle, and Miami, including 26 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 3 hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2022, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We started to realize the effects from the global economic slowdown caused by the COVID-19 pandemic in March of 2020. As a result of the COVID-19 pandemic and subsequent government mandates and health official recommendations, hotel demand has been substantially reduced across the United States. The effect of COVID-19 on the hotel industry has been unprecedented and has dramatically reduced business and impacted leisure travel, which adversely impacted the Company’s business, financial performance, operating results and cash flows, beginning in March 2020.

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

On August 4, 2022, we closed on the sale of six of the seven previously announced hotel dispositions to an unaffiliated buyer for a purchase price of $435.9 million. These six hotels included the Courtyard Brookline; the Hampton Inn Washington, DC; Hilton Garden Inn M Street Washington, DC; Hampton Inn Philadelphia;, TownePlace Suites Sunnyvale and the Courtyard Los Angeles Westside. The proceeds from the sale were used to pay off the Company's unsecured notes facility discussed above at a redemption price of 104%, or $164.4 million. Proceeds from the sale were also used to pay down amounts borrowed under the Company’s line of credit and term loans. Also on August 4, 2022, the Company entered into a new credit agreement for a senior secured credit facility which provides for a $100,000 revolving line of credit and a $400,000 term loan. The Company made an initial draw of $400,000 on the facility’s term loan, using the proceeds to pay off the remaining balances under the Company’s prior line of credit and term loans, effectively reducing the Company’s borrowings and moving the maturity of borrowings under the Company’s credit facility to August of 2024. The $100,000 line of credit provided by the new credit facility remains undrawn.

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

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2022 consisted of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $18,934, or 22.2%, to $104,141 for the three months ended September 30, 2022 compared to $85,207 for the same period in 2021.  This increase is primarily attributable to an increase in demand across our portfolio in 2022 as our hotels continue to recover from the decrease in demand caused by the COVID-19 pandemic. We realized an increase in revenue in all of the markets in which we operate. This is partially offset by the sale of six urban select service hotels on August 4, 2022, which contributed hotel operating revenue of $10,868 during the three months ended September 30, 2021 compared to $7,177 of hotel operating revenue during the three months ended September 30, 2022. In addition, in South Florida, we fortunately sustained no material damage from Hurricane Ian, but estimate that approximately $500 of revenue was lost due to travel disruption caused by the storm resulting from transient business and group cancellations.

Expenses

Total hotel operating expenses were $62,659 for the three months ended September 30, 2022 compared to $49,989 for the three months ended September 30, 2021. The $12,670, or 25.3%, increase in hotel operating expenses is due to increased operations at our hotels for the three months ended September 30, 2022 as a result of the increase in demand as the markets in which we have operations continue to recover from the decrease in demand caused by the COVID-19 pandemic. This is partially offset by the sale of six urban select service hotels on August 4, 2022, which contributed hotel operating expense of $6,372 during the three months ended September 30, 2021 compared to $3,782 of hotel operating expense during the three months ended September 30, 2022.

Depreciation and amortization decreased by 27.3%, or $5,584, to $14,900 for the three months ended September 30, 2022 from $20,484 for the three months ended September 30, 2021. The decrease is primarily attributable to the sale of six hotels on August 4, 2022, assets that fully depreciated during 2021, and the cessation of depreciation for the hotel assets that are classified as held for sale as of September 30, 2022.

Real estate and personal property tax and property insurance decreased $1,402, or 15.6%, for the three months ended September 30, 2022 when compared to the same period in 2021. This decrease is primarily driven by reductions in expense due to the sale of hotels in 2022 and 2021, as well as a decrease in real estate tax assessments, specifically in the New York City and Washington D.C. markets. In general, our property insurance costs continue to rise annually, which was partially offset by a reduction in expense due to the dispositions noted above.

General and administrative expense increased from $4,968 for the three months ended September 30, 2021 to $5,883 for the same period in 2022. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $509 when comparing the three months ended September 30, 2022 to the same period in 2021. This increase resulted primarily from a difference in the timing of share based compensation recognition. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

During the third quarter of 2022, the Company determined that the carrying value of the Gate hotel JFK Airport exceeded the anticipated net proceeds from sale, resulting in a $10,024 loss on impairment of assets recorded during the third quarter of 2022.

Operating Income (Loss)

Operating income (loss) for the three months ended September 30, 2022 improved by $2,318 to operating income of $2,036 from an operating loss of $282 during the same period in 2021. The improvement in operating income is primarily due to an increase in demand during the three months ended September 30, 2022 as compared to the same period in 2021, partially offset by the impairment of assets noted above.

Interest Expense

Interest expense decreased $2,881 from $14,214 for the three months ended September 30, 2021 to $11,333 for the three months ended September 30, 2022. The decrease in interest expense is primarily driven by the payoff of the Junior Notes on August 4, 2022.

Gain on Disposition of Hotel Properties

During the three months ended September 30, 2022, we closed on the sale of six of the seven urban select service hotels and recognized a gain of $167,800 accordingly. There were no hotel dispositions during the three months ended September 30, 2021.

Loss on Debt Extinguishment

During the three months ended September 30, 2022, we incurred a loss on debt extinguishment of $17,958. We incurred $13,725 of debt extinguishment losses upon redemption of the Junior Notes on August 4, 2022, and $4,233 of debt modification and extinguishment losses as a result of refinancing our credit facilities on August 4, 2022.

Income Tax Expense

During the three months ended September 30, 2022, the Company recorded income tax expense of $5,402 compared to income tax expense of $277 for the three months ended September 30, 2021. The increase is primarily driven by state income tax incurred as result of gains on hotel dispositions recognized during the three months ended September 30, 2022.

After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of September 30, 2022, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at September 30, 2022 is $0. Absent the valuation allowance and the impact of hotel dispositions, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Income (Loss) Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended September 30, 2022 was $115,477 compared to net loss applicable to common shareholders of $19,461 during the same period in 2021. This increase is primarily due to the $167,800 gain on dispositions recognized during the three months ended September 30, 2022 as well as an increase in demand in 2022 as compared to the same period in 2021, partially offset by the loss on debt extinguishment of $17,958 incurred during the three months ended September 30, 2022.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2022 consisted of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues increased $106,724, or 52.7%, to $309,167 for the nine months ended September 30, 2022 compared to $202,443 for the same period in 2021.  This increase is attributable to an increase in RevPAR across our portfolio during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 as our hotels continue to recover from the decrease in demand caused by the COVID-19 pandemic. The increase in demand is partially offset by a reduction in hotel operating revenue attributable to the sale of the Courtyard San Diego, the Residence Inn Coconut Grove, the Holiday Inn Express Cambridge, the Capitol Hill Hotel, and the Duane Street hotel during the nine months ended September 30, 2021.

These hotels contributed hotel operating revenue of $2,053 during the nine months ended September 30, 2021. The six urban select service hotels sold on August 4, 2022 contributed hotel operating revenue of $38,465 during the nine months ended September 30, 2022, which despite the partial period of ownership, is a $9,937 increase in hotel operating revenue compared to $24,340 during the nine months ended September 30, 2021. In addition, in South Florida, we fortunately sustained no material damage from Hurricane Ian, but estimate that approximately $500 of revenue was lost due to travel disruption caused by the storm resulting from transient business and group cancellations.

Expenses

Total hotel operating expenses increased $55,623, or 45.0%, to $179,102 for the nine months ended September 30, 2022 from $123,479 for the nine months ended September 30, 2021. The increase in hotel operating expenses is due to increased operations at our hotels for the nine months ended September 30, 2022 as a result of the increase in demand as the markets in which we have operations continue to recover from the decrease in demand caused by the COVID-19 pandemic. This increase in hotel operating expense is partially offset by the sale of the five hotels noted above in 2021 which resulted in a decrease in hotel operating expense of $1,805 during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The six urban select service hotels sold on August 4, 2022 contributed hotel operating expense of $18,550 during the nine months ended September 30, 2022, which despite the partial period of ownership, is a $3,677 increase in hotel operating expense compared to $14,872 during the nine months ended September 30, 2021.

Depreciation and amortization decreased by 19.1%, or $12,121, to $51,179 for the nine months ended September 30, 2022 from $63,300 for the nine months ended September 30, 2021. The decrease is primarily attributable to assets that fully depreciated during 2021, a reduction in expense due to the 2022 hotel dispositions noted above, and the cessation of depreciation on hotel assets held for sale as of September 30, 2022.

Real estate and personal property tax and property insurance decreased $4,121, or 14.5%, for the nine months ended September 30, 2022 when compared to the same period in 2021, which is primarily due to the sale of hotels noted above, as well as a decrease in real estate tax assessments, specifically in the New York City and Washington D.C. markets. In general, our property insurance costs continue to rise annually, which was partially offset by a reduction in expense due to the dispositions noted above.

General and administrative expense was $17,692 for the nine months ended September 30, 2022 compared to $15,199 for the nine months ended September 30, 2021. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $1,591 when comparing the nine months ended September 30, 2022 to 2021. This increase resulted primarily from a difference in the timing of share based compensation recognition. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

During the third quarter of 2022, the Company determined that the carrying value of the Gate hotel JFK Airport exceeded the anticipated net proceeds from sale, resulting in a $10,024 loss on impairment of assets recorded during the nine months ended September 30, 2022.

Operating Income (Loss)

Operating income (loss) for the nine months ended September 30, 2022 improved by $55,346 to operating income of $24,186 during the nine months ended September 30, 2022 compared to operating loss of $31,160 during the same period in 2021. The change in operating income (loss) is primarily due to an increase in demand during the nine months ended September 30, 2022 as compared to the same period in 2021. Increases in hotel operating revenues during the period outpaced increases in hotel operating expense, contributing to improvement in operating margins, as the markets in which we operate continue to recover from the decrease in demand caused by the COVID-19 pandemic.

Interest Expense

Interest expense for the nine months ended September 30, 2022 was $39,600 compared to $41,886 for the nine months ended September 30, 2021. The decrease in interest expense is primarily driven by the pay down of the amount drawn under the prior Line of Credit of $118,684 on August 4, 2022, as well as the decrease in the principal term loan balance of $97,481 after the credit refinancing on August 4, 2022.

Gain on Disposition of Hotel Properties

During the nine months ended September 30, 2022, we closed on the sale of six of the seven urban select service hotels and recognized a gain of $167,800 accordingly, as compared to a total gain of $48,352 recognized during the nine months ended ended September 30, 2021 related to the disposition of the Residence Inn Coconut Grove, the Courtyard San Diego, the Capitol Hill Hotel, and the Holiday Inn Express Cambridge Hotel.

Loss on Debt Extinguishment

During the nine months ended September 30, 2022, we incurred a loss on debt extinguishment of $17,958 as compared to a loss on debt extinguishment of $3,069 incurred during the nine months ended September 30, 2021. We incurred $13,725 of debt extinguishment losses upon redemption of the junior notes on August 4, 2022, and $4,233 of debt modification and extinguishment losses as a result of refinancing our credit facilities on August 4, 2022. The loss on debt extinguishment of $3,069 incurred during the nine months ended September 30, 2021 is primarily related to debt modification losses incurred on our February 17, 2021 credit agreement amendment.

Income Tax (Expense) Benefit

During the nine months ended September 30, 2022, the Company recorded income tax expense of $5,516 compared to an income tax benefit of $161 for the nine months ended September 30, 2021. The increase is primarily driven by state income tax incurred as result of gains on hotel dispositions recognized during the nine months ended September 30, 2022.

After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of September 30, 2022, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at September 30, 2022 is $0. Absent the valuation allowance and the impact of hotel dispositions, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Income (Loss) Applicable to Common Shareholders

Net income applicable to common shareholders for the nine months ended September 30, 2022 was $95,669 compared to net loss of $44,503 during the same period in 2021, which is an improvement of $140,172. This change is primarily related to an increase in gains on hotel dispositions of $119,448, as well as improved operating income for the nine months ended September 30, 2022 compared to 2021, partially offset by an increase in loss on debt extinguishment of $14,889.

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

In addition to the incurrence of debt and the offering of equity securities, dispositions of property may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets or from sales of hotels in secondary and tertiary markets. Capital from these types of transactions is intended to be redeployed into high growth acquisitions, share buybacks, or to pay down existing debt.

Junior Unsecured Notes Facility

In February 2021, the Company entered into a junior unsecured notes facility (“Junior Notes”) that provided net proceeds of $144,750 at closing. The Junior Notes bore interest at a rate of 9.50%, of which half, or 4.75%, was paid in cash through March 31, 2022, with the remaining half added to the principal of the note through March 31, 2022. During the three months ended June 30, 2022, interest at a rate of 9.50% was paid in cash. The original maturity date under the Junior Notes was February of 2026 and the notes were non-callable through February 2022. The Junior Notes were callable at 104% beginning February of 2022.

On August 4, 2022, using the proceeds from the disposition of the Courtyard Brookline, MA; the Hampton Inn Washington, DC; Hilton Garden Inn M Street, Washington, DC; Hampton Inn Philadelphia, PA; TownePlace Suites Sunnyvale, CA and the Courtyard Los Angeles Westside, CA; we paid off the Junior Notes at a redemption price of 104%, or $164,418, and as well as the Prior Facilities, discussed below.

Credit Facility and Term Loans

Prior to the credit refinancing on August 4, 2022, our secured debt facilities aggregated to $747,481 and were comprised of a $442,404 senior credit facility and two term loans totaling $305,077. The credit facility (“Prior Credit Facility”) contained a $192,404 term loan (“Prior First Term Loan”) and a $250,000 revolving line of credit (“Prior Line of Credit”), and was set to expire on August 10, 2022. Prior to the refinancing, we had $118,684 outstanding under the Line of Credit. Our two additional term loan balances were $278,846 (“Prior Second Term Loan”) and $26,231 (“Prior Third Term Loan”) with an original maturity date of September 10, 2024 and August 10, 2022, respectively.

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

All borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at the option of the Company, either (i) 2.50% plus Adjusted Term SOFR (defined as the forward-looking term rate based on SOFR plus 0.10%), or (ii) 1.50% plus the Base Rate (defined as the highest of (a) the rate of interest announced publicly by Citibank, as its base rate, (b) ½ of 1% per annum above the Federal Funds Rate and (c) the Adjusted Term SOFR for a one-month Interest Period in effect on such day plus 1.00% per annum). The Credit Agreement provides for a 0.00% floor for borrowings at Adjusted Term SOFR and a 1.00% floor for borrowings at the Base Rate. The Credit Agreement also permits the issuance of letters of credit.

Acquisitions

During the nine months ended September 30, 2022 and 2021, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of capital are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Dispositions

During the nine months ended September 30, 2021, we disposed of four hotel properties for an aggregate sales price of $178,500 resulting in a gain on disposition of $48,283. The net proceeds were used to repay existing debt.
On August 4, 2022 and October 26, 2022, we closed on the sale of the seven previously announced hotel dispositions to an unaffiliated buyer for a purchase price of $505,000. These seven hotels included the Courtyard Brookline; the Hampton Inn Washington, DC; Hilton Garden Inn M Street Washington, DC; Hampton Inn Philadelphia; TownePlace Suites Sunnyvale; Courtyard Sunnyvale; and the Courtyard Los Angeles Westside. The proceeds from the sale were used to pay off the Junior Notes at a redemption price of 104%, or $164,418, and the Prior Facilities.
As of September 30, 2022, there were four assets classified as held for sale: the Courtyard Sunnyvale, the Pan Pacific Seattle, the Hotel Milo Santa Barbara and the Gate hotel JFK Airport. On October 6, 2022, we closed on the sale of the Hotel Milo Santa Barbara for a sales price of $55,000 and paid off the outstanding mortgage of $20,696 at closing. On October 19, 2022, we closed on the sale of the Pan Pacific Seattle for a sales price of $70,000, and a portion of the proceeds were used to pay down the Term Loan in the amount of $22,380. On October 26, 2022, we closed on the sale of the Courtyard Sunnyvale for a sales price of $69,100, and the loan amount of $39,309 was assumed by the buyer. We expect the sale of the Gate hotel JFK Airport to close in the fourth quarter of 2022, subject to customary closing conditions.
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

Three of our mortgages totaling $123,325 mature in the next twelve months. We plan to work with the mortgage lenders to exercise available extension options under these mortgages, or refinance each mortgage before their maturities.

Spending on capital improvements during the nine months ended September 30, 2022 increased when compared to spending on capital improvements during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we spent $17,936 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $7,992 spent during the same period in 2021. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2022 and 2021

Net cash provided by operating activities increased by $59,709 from $5,588 for the nine months ended September 30, 2021 to $65,297 for the comparable period in 2022. The increase in cash flow is primarily attributable to an increase in hotel property cash flow as a result of an increase in demand since the onset of the COVID-19 pandemic.

Net cash provided by investing activities for the nine months ended September 30, 2022 increased by $211,320 to $365,572 from $154,252 for the nine months ended September 30, 2021. The increase is primarily attributable to proceeds of $382,699 from the sale of six of the seven urban select service hotels on August 4, 2022, compared to proceeds of $163,583 received during the nine months ended September 30, 2021 related to the disposition of the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, and the Residence Inn Coconut Grove. This was partially offset by an increase of $9,944 for capital expenditures for the nine months ended September 30, 2022 compared to 2021 as we have resumed certain selective capital expenditure projects during the nine months ended September 30, 2022. We had an increase of $854 of contributions related to unconsolidated joint ventures as we contributed a total of $485 to the Hiren Boston and SB Partners joint ventures during the nine months ended September 30, 2022 compared to a contribution of $1,339 to the Hiren Boston and SB Partners unconsolidated joint ventures during the nine months ended September 30, 2021. Lastly, we received insurance proceeds of $1,294 during the nine months ended September 30, 2022 related to property damage incurred for a 2021 claim at our Hampton Inn Philadelphia hotel.

Net cash used in financing activities for the nine months ended September 30, 2022 was $408,414 compared to net cash used in financing activities for the nine months ended September 30, 2021 of $99,706. The following items are the major contributing factors for the change in financing cash flows:

•The primary use of cash in 2021 was the payment of $187,024 of outstanding borrowings under the Prior Term Loan agreements and a repayment of $14,369 on our Prior Line of Credit. We received net proceeds of $144,750 from the issuance of the Junior Notes, a portion of which, in addition to the proceeds received from the hotel dispositions noted above, were used to pay down the Term Loans and Line of Credit. Our primary use of cash in 2022 was the repayment of the Prior Term Loans of $497,481 and the Prior Line of Credit of $118,684, as well as the pay down of the Junior Notes of $159,923. We used proceeds from the hotel dispositions noted above, as well as proceeds of $400,000 from the new Term Loan to repay these debt obligations.
•Payment of $14,195 of deferred financing costs for the nine months ended September 30, 2022 which primarily related to the new Credit Agreement and premium paid to redeem the junior notes, as compared to the payment of $6,219 during the nine months ended September 30, 2021 which primarily relates to the Junior Notes issuance noted above.
•A decrease in cash payments of $18,131 related to dividends paid. During the nine months ended September 30, 2021, our executed amendments to the Prior Facilities allowed for the payment of the total arrearage of unpaid cash dividends for the periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021 due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares, which was paid on March 26, 2021, as the well as the dividends paid on April 15, 2021 and July 15, 2021. During the nine months ended September 30, 2022, we paid dividends of $18,131 on these preferred shares.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss) applicable to common shareholders	$115,477	$(19,461)	$95,669	$(44,503)
Income (loss) allocated to noncontrolling interest	14,668	(2,140)	15,374	(2,879)
(Income) loss from unconsolidated joint ventures	(478)	611	101	1,858
Gain on disposition of hotel properties	(167,800)	—	(167,800)	(48,352)
Loss from impairment of depreciable assets	10,024	—	10,024	222
Depreciation and amortization	14,900	20,484	51,179	63,300
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	(13,209)	(506)	4,547	(30,354)

(Income) loss from unconsolidated joint ventures	478	(611)	(101)	(1,858)
Unrecognized pro rata interest in loss (1)	79	88	(219)	(726)
Depreciation and amortization of difference between purchase price and historical cost (2)	21	29	63	71
Interest in depreciation and amortization of unconsolidated joint ventures (3)	621	599	1,873	1,881
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	1,199	105	1,616	(632)

Funds from Operations applicable to common shareholders and Partnership Units	$(12,010)	$(401)	$6,163	$(30,986)

Weighted Average Common Shares and Common Units
Basic	39,465,645	39,139,610	39,325,679	39,070,059
Diluted	46,116,055	44,799,662	45,897,306	44,734,157
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

CYBERSECURITY

The hospitality industry and certain of the major brand and franchise companies have recently experienced cybersecurity breaches. We are not aware of any material cybersecurity losses at any of our properties. We manage cybersecurity risks at our hotel properties through our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. The Risk & Environmental, Social, Governance Sub-Committee of the Audit Committee of the Board of Trustees provides on-going oversight of management's approach to managing cybersecurity risks.

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

BUSINESS INTERRUPTION

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes the Company has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

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

If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. As of September 30, 2022, based on our analysis, we have determined that the carrying value of the Gate hotel JFK Airport exceeded the anticipated net proceeds from sale under an executed purchase and sale agreement, resulting in a $10,024 impairment charge recorded during the third quarter of 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2022, we are exposed to interest rate risk with respect to certain variable rate mortgages, and notes payable. As of September 30, 2022, we had total variable rate debt outstanding of $201,226 with a weighted average interest rate of 4.90%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2022 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2022 of $503 and $1,512, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2022, we have six interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2022, approximately 72.1% of our outstanding consolidated long-term indebtedness was subject to fixed rates, while 27.9% of our outstanding long term indebtedness is subject to floating rates. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR or SOFR.

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

Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. In anticipation of the cessation of LIBOR, we may need to renegotiate credit facilities and any credit agreements extending beyond 2022 that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2022 to be approximately $689,599 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2022 to be approximately $705,913.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2022, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Fixed Rate Debt	$44,711	$437,030	$37,831	$—	$519,572
Weighted Average Interest Rate	4.09%	4.12%	4.69%	N/A	4.30%

Floating Rate Debt	$105	$149,572	$—	$51,548	$201,225
Weighted Average Interest Rate	6.13%	5.85%	N/A	5.92%	5.96%
	$44,816	$586,602	$37,831	$51,548	$720,797

Line of Credit	$—	$—	$—	$—	$—
Weighted Average Interest Rate	N/A	N/A	N/A	N/A	N/A
	$44,816	$586,602	$37,831	$51,548	$720,797

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2022.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility and downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing the capital. Although we have the ability to pass on these increased costs associated with providing services by adjusting room rates, the cost to operate and maintain the hotel properties could increase faster or at a rate greater than our ability to increase room rates, which could adversely affect our results of operations. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The use of business related technology could adversely affect travel and hotel demand.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business related travel decreases, hotel room demand may decrease.

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

HERSHA HOSPITALITY TRUST

November 1, 2022	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)