Form 10-K
period 2022-12-31
HERSHA HOSPITALITY TRUST
filed 2023-02-23
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the outstanding Class A common shares held by non-affiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2022, was approximately $387.6 million.
As of February 23, 2023, the number of Class A common shares outstanding was 39,735,400 and there were no Class B common shares outstanding.
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
•our ability to negotiate with lenders;
•our understanding of our competition;
•market trends;
•projected capital expenditures;
•the impact of inflation and the change in interest rates;
•the effects of COVID-19 and its variants and other infectious disease outbreaks;
•the supply and demand factors in our markets or sub-markets, or a potential recessionary environment;
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
•widespread adoption of teleconference and virtual meeting technologies could reduce the number of in person business meetings and demand for travel and our services;
•uncertainty surrounding the financial stability of the United States, Europe and China;
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
•increased interest rates and operating costs and the impact of inflation;
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
•world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels; and
•the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2022 under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and in other reports we file with the SEC from time to time.
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

PART I
Item 1.    Business
OVERVIEW
Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in major urban gateway markets including New York, Washington, DC, Boston, Philadelphia, South Florida and California. Our primary strategy is to continue to own high quality luxury, upscale, and upper midscale hotels in metropolitan markets with high barriers to entry and independent boutique hotels in markets with similar characteristics. We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes.
We create value through our ability to source capital and identify high growth acquisition targets.  We seek acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through our due diligence process, we select acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. To drive sustainable shareholder value, we also seek to recycle capital from stabilized assets in markets with lower forecasted growth rates. Capital from these types of transactions may be and has been redeployed into high growth acquisitions, share buybacks and reduction of debt, subject to compliance with applicable law, our declaration of trust (as amended and supplemented, our "Declaration of Trust") and certain financial covenants.
Our operations and strategy have evolved, and adapted to the ongoing effects of the COVID-19 pandemic. Due to the COVID-19 pandemic and the effects of travel restrictions and precautions both globally and in the United States, the hospitality industry experienced drastic drops in demand. As such, we have focused on operating efficiently at reduced occupancies, executing expense mitigation strategies, and shoring up liquidity through strategic capital raising and hotel dispositions to address our various debt obligations.
As of December 31, 2022, our portfolio consisted of 22 wholly-owned limited and full service properties with a total of 3,392 rooms, 1 hotel owned through a consolidated joint venture with a total of 115 rooms, and interests in 2 limited service properties owned through joint venture investments with a total of 304 rooms. These 25 properties, with a total of 3,811 rooms, are located in California, Connecticut, District of Columbia, Florida, Maryland, Massachusetts, New York, and Pennsylvania, and operate under leading brands owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), and Hyatt Corporation (“Hyatt”). In addition, some of our hotels operate as independent hotels.
We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (the "Partnership"), for which we serve as the sole general partner. As of December 31, 2022, we owned an approximate 85.1% partnership interest in our operating partnership including all of the general partnership interest.
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
ACQUISITIONS
When acquisitions are within our operating strategy, we selectively acquire high quality branded luxury, upper-upscale, upscale, and upper-midscale hotels in metropolitan and resort markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:
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
We acquired no hotel properties in the year ended December 31, 2022 and we intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.
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
In response to the COVID-19 pandemic, we completed several hotel dispositions to enhance our liquidity to address our various debt obligations and limit capital expenditures. During the year ended December 31, 2020, we disposed of the

Sheraton Wilmington. During the year ended December 31, 2021, we sold the Residence Inn Coconut Grove, the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge Hotel and the Duane Street Hotel. During the year ended December 31, 2022, we sold the Courtyard Brookline, the Hampton Inn Washington, DC, the Hilton Garden Inn M Street Washington, DC, the Hampton Inn - Philadelphia, the TownePlace Suites Sunnyvale, the Courtyard Sunnyvale, the Courtyard Los Angeles Westside, Hotel Milo Santa Barabara, Pan Pacific Seattle, and the Gate hotel JFK Airport.

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
Our debt includes secured credit facilities, term loans, mortgage debt on certain hotel properties, and subordinated notes payable. We may use our line of credit capacity to pay down mortgage debt, repurchase common shares subject to market conditions, and fund future acquisitions, as well as for capital improvements and working capital requirements. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.
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

We have been recognized for our approach to driving positive environmental and community impact, and for our leadership in sustainability. In 2021 and 2022, Hersha ranked first among U.S. lodging peers in the Global Real Estate Sustainability Benchmark (GRESB) Public Disclosure. We have also been selected as “Leader in the Light” by NAREIT in the Lodging & Resorts sector four times for our superior sustainability practices. Additionally, we were included in America’s Most Responsible Companies in 2021, 2022, and 2023 by Newsweek.

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

FRANCHISE AGREEMENTS
Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. Most of our hotels operate under franchise licenses from national hotel franchisors, including:

Franchisor	Franchises
Marriott International	Ritz-Carlton, Marriott, Westin, Courtyard by Marriott, Autograph Collection
Hilton Hotels Corporation	Hilton Garden Inn, Hampton Inn
Hyatt Hotels Corporation	Hyatt, Hyatt House
IHG	Holiday Inn Express
We anticipate a majority of the hotels in which we invest will be operated pursuant to franchise licenses.
The franchise licenses generally specify certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. The franchise licenses generally obligate our lessees to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by our lessees, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. In general, the franchise licenses require us to pay the franchisor a fee typically ranging between 3.8% and 9.5% of such hotel’s revenues annually.
PROPERTY MANAGEMENT
We work closely with our hotel management companies to operate our hotels and increase hotel performance for our portfolio.
Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels as of December 31, 2022:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hersha Hospitality Management, L.P.	21	3,306	—	—	21	3,306
South Bay Boston Management, Inc.	—	—	2	304	2	304
Marriott Management	1	86	1	115	2	201
Total	22	3,392	3	419	25	3,811

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
COMPETITION
The U.S. hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. In addition to traditional hotels, our properties also compete with non-traditional accommodations for travelers such as online room sharing services. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under premium brands in the focused-service and full-service segments. We believe that hotels, such as our hotels, that are affiliated with leading national brand families, such as Marriott, Hilton, Hyatt, or IHG, will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.
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
HUMAN CAPITAL
As of December 31, 2022, we had 27 employees who were principally engaged in managing the affairs of the Company. The hotel management companies we engage to operate our hotels are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the labor at our hotels.
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
•Diversity and Inclusion: We support and respect the protection of the internationally recognized United Nations Universal Declaration of Human Rights, as well as labor rights. This approach has led to a diverse workforce at the senior management and workforce levels, with the following demographics across Hersha Hospitality Trust:
–33% of our workforce is women
–30% of our workforce identifies as a member of a minority group

–22% of our workforce is under the age of 30, while 56% of our workforce is between the ages of 30 and 50
In 2017, our CEO signed the CEO Action for Diversity and Inclusion Pledge, joining others across all industries, and furthering our commitment to these essential principles in the workplace and boardroom.
•Health and Wellness: We support the physical and mental health of our associates by providing access to stress management and healthy living instruction, as well as providing a physical work environment that is comfortable and safe. We encourage work-life balance and have provided associates with the flexibility to work from home during the COVID-19 pandemic.
Our efforts have been consistently recognized, with the Company being named in Newsweek's list of America's Most Responsible Companies in 2021, 2022, and 2023.

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
SUMMARY
RISKS RELATED TO THE ECONOMY AND CREDIT MARKETS

•	Economic conditions have reduced, and may continue to reduce, demand for hotel properties, which has, and may continue to, adversely affect the Company’s profitability.
•	A sustained recession could result in declines in our average daily room rates, occupancy and RevPAR.
•	Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing.
•	Changes in interest expense as a result of the phase out of LIBOR.

RISKS RELATED TO THE HOTEL INDUSTRY

•	Our hotels are subject to general hotel industry operating risks.
•	Our hotels are geographically concentrated in a limited number of markets.
•	Difficult economic conditions may continue to adversely affect the hotel industry.
•	The value of our hotels depends on conditions beyond our control.
•	Our investments are concentrated in a single segment of the hotel industry.
•	Operating costs and capital expenditures for hotel renovation may be greater than anticipated.
•	The franchise licenses under which we operate our hotels may be terminated or not renewed.
•	The seasonal and cyclical nature of the hotel industry may cause fluctuations in our operating performance.
•	The increasing use of Internet travel intermediaries by consumers.
•	The need for business-related travel may decline.
•	The growing use of non-franchisor lodging distribution channels could adversely affect the business and profitability.
•	Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
•	The COVID-19 pandemic has had, and will continue to have, adverse effects on our business.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

•	Noncompliance with environmental laws and regulations could result in fines and liabilities which could adversely affect operating results.
•	Costs of compliance with or liabilities under environmental laws could significantly reduce our profitability.
•	We face risks associated with the use of debt, including covenant compliance and refinancing risk.
•	We may fail to maintain an effective system of internal controls.
•	The impact of the Russian invasion of Ukraine on the global economy is uncertain.
•	We do not operate our hotels or have complete control over implementation of our strategic decisions.
•	Most of our hotels are located in the area from Washington, DC to Boston, MA, including New York City, which may increase the effect of any regional or local events or conditions.
•	We own a limited number of hotels.
•	Inflation and price volatility in the global economy could negatively impact our business and results of operations.
•	We focus on acquiring hotels operating under a limited number of franchise brands.
•	We depend on key personnel.
•	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial conditions and disputes between us and our co-venturers.
•	We engage in hedging transactions to limit our exposure to fluctuations in interest rates.
•	Hedging transactions may reduce our shareholders’ equity.
•	We and our hotel managers rely on information technology, which may fail or be inadequate, in our operations.
•	We face possible risks associated with the physical effects of severe weather and climate change.
•	We may be contractually prohibited from paying dividends.
•	Labor shortages and increased employee-related costs may impact operating results.

RISKS RELATED TO REAL ESTATE INVESTMENT GENERALLY

•	Real estate investments can be illiquid.
•	We may suffer losses not covered by insurance or that are in excess of our insurance coverage limits.
•	Real estate is subject to property taxes.
•	Environmental matters could adversely affect our results.
•	Our hotel properties may contain or develop harmful mold, which could lead to liability and remediation costs.
•	Costs associated with complying with the ADA may adversely affect our financial condition and operating results.

RISKS RELATED TO CONFLICTS OF INTEREST

•	Certain agreements may not have been negotiated on an arm’s-length basis.
•	Conflicts of interest with HHMLP may result in decisions that do not reflect our best interests.
•	Sales or refinancing of certain hotels acquired from related parties may lead to decisions not in our best interest.

RISKS RELATED TO OUR STRUCTURE

•	There are no assurances of our ability to make distributions in the future.
•	Holders of our outstanding preferred shares have certain senior rights to the holders of our common shares.
•	Our Board of Trustees may authorize the issuance of additional shares.
•	Our Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees.
•	Certain provisions of Maryland law may discourage a third party from acquiring us.
•	Our Board of Trustees and management make decisions on our behalf and shareholders have limited policymaking and management rights.

RISKS RELATED TO OUR TAX STATUS

•	If we fail to qualify as a REIT, our dividends will not be deductible, and our income will be subject to taxation.
•	To qualify as a REIT, we must distribute annually a certain percentage of our REIT taxable income.
•	If the leases of our hotels to our TRSs are not respected as true leases, we would fail to qualify as a REIT.
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

As a result of the COVID-19 pandemic, (i) conditions in the lodging industry deteriorated, and (ii) we experienced a period of economic weakness. However, we have subsequently experienced consistent signs of improvement in the Company’s occupancy rates, revenues and profitability. Other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and the Company’s business.

Furthermore, some of the Company’s hotels are classified as upper-upscale or upscale. These types of hotels have been, and may continue to be, more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper-upscale hotels generally target business and high-end leisure travelers. Furthermore, at the onset of the COVID-19 pandemic, business and leisure travelers reduced travel costs by limiting travel or seeking to reduce costs on their trips. In the event of a resurgence of COVID-19 or other change in economic conditions, these travelers may continue to reduce their travel costs by limiting travel or seeking price reductions. In addition, profitability may be negatively affected by the relatively high fixed costs of operating upper-upscale and upscale hotels.

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

On March 5, 2021, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. As of December 31, 2021, the IBA ceased publication of most non-USD LIBOR settings. IBA also previously announced its intention to cease publication of remaining U.S. dollar LIBOR ("USD LIBOR") settings immediately after June 30, 2023; however, in November 2022 the U.K. Financial Conduct Authority, which regulates IBA, announced a public consultation regarding whether it should compel IBA to continue publishing “synthetic” USD LIBOR settings from June 2023 to the end of September 2024. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate, or SOFR, based replacement rate identified by the Board of Governors of the Federal Reserve System, or Federal Reserve. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. In July 2022, the Federal Reserve issued a notice of proposed rulemaking implementing the LIBOR Act. As of December 31, 2022, no regulations have been promulgated. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, or ARRC, a steering committee composed of large U.S. financial institutions, identified SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. According to the ARRC, data from the cash and derivatives markets show continued momentum in the transition from LIBOR to SOFR, and SOFR is currently predominant across cash and derivatives markets. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates. In addition, any of our new borrowings after December 31, 2021, will be and have been done at alternative rates.

There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. When our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results.

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

It is expected that switching existing financial instruments and hedging transactions from LIBOR to SOFR will include a spread adjustment. ISDA has described the spread calculation methodology that will apply to derivatives that adopt the ISDA recommendations for derivatives, and the ARRC has recommended the same methodology for all non-consumer financial instruments. The adjustment calculation is intended to minimize value transfer between counterparties, borrowers, and lenders, but there is no assurance that the calculated spread adjustment will be fair and accurate or that it will not result in higher interest costs.

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

Our hotels are geographically concentrated in a limited number of markets and, accordingly, we could be disproportionately harmed by adverse changes to these markets, natural disasters, climate change and related regulations, or terrorist attacks.

A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. An economic downturn, an increase in hotel supply, a force majeure event, a natural disaster, changing weather patterns and other physical effects of climate change (including supply chain disruptions), a terrorist attack or similar event in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations, which could be material, and could significantly increase our costs.

Over time, our hotel properties located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels causing damage to our hotel properties, while hotels in other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. The effects of climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.

Difficult economic conditions may continue to adversely affect the hotel industry.

Our financial performance is subject to global and regional economic conditions and their impact on levels of discretionary business and consumer spending. Some of the factors that have an impact on discretionary spending include general economic conditions, GDP growth, worldwide or regional recession, corporate earnings and investment, unemployment, consumer debt, reductions in net worth, taxation, inflation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Downturns in worldwide or regional economic conditions, such as fluctuation in interest rates, have led to a general decrease in transient business, group business, leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our hotels and resorts. A continuing shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

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

Our primary business strategy is to continue to acquire high quality, upper-upscale, and upscale limited service in metropolitan markets with high barriers to entry including New York, Washington DC, Boston, Philadelphia, South Florida, and California, and other markets with similar characteristics. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to shareholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular has been, and may continue to be, more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

Operating costs and capital expenditures for hotel renovation may be greater than anticipated and may adversely impact distributions to shareholders.

Hotels generally have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture, fixtures and equipment. Under the terms of our management agreements, we generally are obligated to pay the cost of expenditures for items that are classified as capital items under U.S. generally accepted accounting principles ("GAAP") that are necessary for the continued operation of our hotels.

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

The growing use of non-franchisor lodging distribution channels could adversely affect the Company's business and profitability.

Although a majority of rooms sold are sold through the hotel franchisors' distribution channels, a growing number of the Company's hotel rooms are sold through other channels or intermediaries. Rooms sold through non-franchisors' channels are generally less profitable (after associated fees) than rooms sold through franchisors' channels. Although the Company's franchisors may have established agreements with many of these alternative channels or intermediaries that limit transaction fees for hotels, there can be no assurance that the Company's franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, alternative channels or intermediaries may employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries' offered brands, websites and reservations systems rather than to those of the Company's franchisors. If this happens, the Company's business and profitability may be materially and adversely affected.

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

The COVID-19 pandemic has had adverse effects on our financial condition, results of operations, cash flows and performance. Future pandemics may also have adverse effects on our financial condition, results of operations, cash flows and performance.

The global pandemic caused by COVID-19 had a severe and negative impact on both the U.S. economy and the global economy. Financial markets experienced significant volatility during 2020, 2021, and 2022 which may continue over upcoming quarters. Globally and throughout the United States, federal, state, and local governments instituted quarantines, domestic and international travel restrictions and advisories, school closings, "shelter in place" orders, social distancing efforts, limits on gathering size and restrictions on types of businesses that may continue operations. These restrictions had a severe impact on the U.S. lodging industry. Many of our hotels suspended operations while others operated at a significantly reduced occupancy.

During the first half of 2020 as a result of the impact of the COVID-19 pandemic, we had temporarily closed certain of our hotels while our remaining hotels operated in a significantly reduced capacity. All of our hotels were reopened or disposed of by the end of the second quarter of 2021; however, future significant decreases in demand may lead to future closings.

The following factors should be considered because the COVID-19 pandemic significantly adversely affected the ability of our hotel managers to successfully operate our hotels and had a significant adverse effect on our financial condition, results of operations and cash flows due to, among other factors:

•
a complete suspension or significant reduction of operations at many of our properties, including our largest concentration of properties in New York City, which was disproportionately adversely affected by COVID-19;

•
a variety of factors related to the coronavirus caused a sharp decline in group, business and leisure travel, including but not limited to (i) restrictions on travel mandated by governmental entities or voluntarily imposed by employers, (ii) the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19;

•
travelers have been, and may be in the future, wary to travel where, or because, they may view the risk of contagion as increased and contagion or virus-related deaths linked or alleged to be linked to travel to our properties, whether accurate or not, may injure our reputation;

•
the reduced economic activity could also result in an economic recession, and increased unemployment, which could negatively impact future ability or desire to travel lodging demand and, therefore, our revenues, even when temporary restrictions are not in place;

•	a decrease in the ancillary revenue from amenities at our properties;
•	the financial impact of the COVID-19 pandemic has (i) negatively impacted our compliance with covenants in certain debt obligations, triggering cash management provisions provided for in one mortgage;
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
•
the reduction in our cash flows, prohibitions contained in our Credit Agreements (as defined below) and, with respect to our common dividends, the terms of our declaration of trust designating our preferred shares, previously caused the indefinite suspension of dividends and could impact our ability to pay dividends to our stockholders at expected levels in the future.

An outbreak of another disease or similar public health threat, similar to the COVID-19 pandemic, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on the Company's business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Noncompliance with environmental laws and regulations could subject us to fines and liabilities which could adversely affect our operating results.

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as an owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur cleanup costs even after we sell some of the properties we acquire. In addition to cleanup costs, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property. Under environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if they suffer injury from the asbestos. Also, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws requiring a business to use chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and notify local officials that the chemicals are being used.

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders. As a result, we may become subject to material environmental liabilities. We can make no assurances that future laws or regulations will not impose material environmental liabilities or that the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

The costs of compliance with or liabilities under environmental laws could significantly reduce our profitability.

Operating expenses at our hotels could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, an owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of: our lack of knowledge of the contamination; the timing of the contamination; the cause of the contamination; or the party responsible for the contamination of the property. Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials ("ACBMs"), storage tanks, storm water and wastewater discharges, lead-based paint, mold/mildew and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties. Certain hotel properties we own or may own in the future may contain, or may have contained, ACBMs. Environmental laws require that ACBMs be properly managed and maintained and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain properties may be adjacent or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers. Material environmental conditions, liabilities or compliance concerns may arise after the future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions to our shareholders or that such costs or other remedial measures will not be material to us. The presence of hazardous substances on a property may limit our ability to sell the property on favorable terms or at all, and we may incur substantial remediation costs. The discovery of material environmental liabilities at our properties could subject us to unanticipated significant costs, which could significantly reduce our profitability and the cash available for distribution to our shareholders.

We face risks associated with the use of debt, including covenant compliance and refinancing risk.

At December 31, 2022, we had outstanding debt of approximately $633,281. We may borrow additional amounts from the same or other lenders in the future. Any future repurchases of our own shares may require additional borrowings. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

It is possible that we could fail certain financial covenants within certain property-level mortgage borrowings or under our Credit Facility within the next twelve months. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

Additionally, our indebtedness has had and may continue to have significant effects on our business. For example, it could:
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

While the Company does not have any material business, operations or assets in Russia, Belarus or Ukraine, and has not been materially impacted by the actions of the Russian government at this time, the short and long-term implications of Russia's invasion of Ukraine are difficult to predict. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. To the extent the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described herein, such as those relating to information technology and market conditions, any of which could negatively affect our business and financial condition.

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2022, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

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

Specifically, a significant portion of our portfolio is concentrated in New York City. The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations. Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations. Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

•	downturns in lodging fundamentals may be and in some cases in the past have been more severe or prolonged in New York City compared to the United States as a whole;

•	negative economic conditions are more severe or prolonged in New York City compared to other areas, due to concentration of the financial industry in New York or otherwise;

•	as new hotel supply enters the New York City market, this could impact our ability to grow ADR and RevPar as a result of the new supply; or

•	New York City is impacted by other unforeseen events beyond our control, including, among others, terrorist attacks and travel related health concerns including pandemics and epidemics.
[
As of December 31, 2022, New York City continues to be significantly adversely impacted by the COVID-19 pandemic disproportionately compared to other cities in the U.S. and across the globe. Because of the disproportionate impact, the economic recovery following the COVID-19 pandemic may be delayed more in New York City than in other parts of the country, which may cause reduced demand for hotels there. Therefore, our concentration of assets in New York City may have an adverse impact on the fair value of our assets, our results of operations, our financial condition and our ability to pay dividends to our stockholders at expected levels or at all.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2022, our portfolio consisted of 22 wholly-owned limited and full service properties with a total of 3,811 rooms, 1 hotel owned through a consolidated joint venture with a total of 115 rooms, and interests in 2 limited service properties owned through joint venture investments with a total of 304 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

Inflation and price volatility in the global economy could negatively impact our business and results of operations.

General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility and downgrades by rating agencies to the U.S. government's credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing the capital. Although we have the ability to pass on these increased costs associated with providing services by adjusting room rates, the cost to operate and maintain the hotel properties could increase faster or at a rate greater than our ability to increase room rates, which could adversely affect our results of operations. Additionally, the U.S. government's credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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

As of December 31, 2022, we had several joint ventures in which we shared ownership and decision-making power with one or more parties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility: that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Our joint venture partners must agree in order for the applicable joint venture to take, or in some cases, may have control over whether the applicable joint venture will take, specific major actions, such as budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

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

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of our information technology from vendors, on whom our systems depend. We and our hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers have taken steps we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In November 2018, Marriott announced a data security incident involving a guest reservation database. Security breaches such as the one that occurred at Marriott and, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. Some of our hotel managers carry cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any cyber-attack occurrence could still result in losses at our properties, which could affect our results of operations. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

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

The following officers and trustees own collectively approximately 11% of HHMLP: Jay H. Shah, Neil H. Shah and Ashish R. Parikh. Conflicts of interest may arise with respect to the ongoing operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP. These officers and trustees also make decisions for our company with respect to property management. Consequently, these officers and trustees may not act solely in the best interests of our shareholders relating to property management by HHMLP.

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

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2022, 3,000,000 Series C Preferred Shares, 7,701,700 Series D Preferred Shares and 4,001,514 Series E Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

We may make taxable dividends that are payable partly in cash and partly in shares. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the share distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). This threshold has been temporarily reduced in the past and may be reduced in the future by IRS guidance. If in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth certain information with respect to the 22 hotels we wholly-owned and 1 hotel owned within our consolidated joint venture as of December 31, 2022, all of which are consolidated on the Company’s financial statements.

Market	Name	Location	Year Opened	Number of Rooms
Boston Urban and Metro	The Envoy, Boston Seaport	Boston, MA	2015	136
	The Boxer, Boston	Boston, MA	2004	80
	Mystic Marriott Hotel & Spa	Groton, CT	2001	285

California	The Ambrose Hotel, Santa Monica	Santa Monica, CA	2015	77
	The Sanctuary Beach Resort	Monterey Bay, CA	2014	60

NYC Urban	Hyatt Union Square	Union Square, New York, NY	2013	178
	Hilton Garden Inn Manhattan Midtown East	Midtown East, New York, NY	2014	206
	Hilton Garden Inn TriBeCa	TriBeCa, New York, NY	2009	151
	Hampton Inn Seaport	Seaport, New York, NY	2006	65
	Holiday Inn Express Chelsea	Madison Square Garden, New York, NY	2006	228
	Hilton Garden Inn JFK	JFK Airport, New York, NY (1)	2005	192
	Nu Hotel, Brooklyn	Brooklyn, New York, NY	2008	93

NY-NJ Metro	Hyatt House White Plains	White Plains, NY	2000	187

Philadelphia	The Rittenhouse Hotel	Philadelphia, PA	2004	118
	Philadelphia Westin	Philadelphia, PA	1990	294

South Florida	Cadillac Hotel & Beach Club	Miami, FL	2004	357
	The Ritz-Carlton, Coconut Grove	Coconut Grove, FL	2002	115
	The Blue Moon Hotel, Miami Beach	Miami, FL	2013	75
	The Winter Haven Hotel, Miami Beach	Miami, FL	2013	70
	Parrot Key Hotel & Villas	Key West, FL	2013	148

Washington D.C.	The Ritz-Carlton, Georgetown	Georgetown, DC	2014	86
	The St. Gregory Hotel, Dupont Circle	Washington, DC	2014	156
	Annapolis Waterfront Hotel	Annapolis, MD (1)	1968	150

		TOTAL ROOMS		3,507
(1) Our interests in these hotels are subject to ground leases which require monthly rental payment as determined by the applicable ground lease agreement. The Hilton Garden Inn JFK and Annapolis Waterfront Hotel ground lease agreements have initial terms of 99 and 50 years, including extension options, respectively, and have remaining lease terms of 78 and 42 years, respectively.
The following table sets forth certain information with respect to the 2 hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2022.

Market	Name	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset
Boston	Holiday Inn Express	South Boston, MA (1)	1998	174	50%
	Home2 Suites	South Boston, MA (1)	2020	130	50%

		TOTAL ROOMS		304
(1) The joint ventures interests in these hotels are subject to ground leases which require monthly rental payment as determined by the applicable ground lease agreements. The Holiday Inn Express South Boston and Home2 Suites South Boston ground lease agreements both have an initial term of 90 years, including extension options. The Holiday Inn Express South Boston has a remaining lease term of 69 years and the Home2 Suites South Boston has a remaining lease term of 88 years.

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
SHAREHOLDER INFORMATION
At December 31, 2022 we had approximately 153 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 28 entities and persons, including our company.
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

Item 6.

Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section includes discussion of financial information as of and for the year ended December 31, 2022 and provides comparisons to the same information as of and for the year ended December 31, 2021. Comparisons of 2021 financial information to the same information for 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022.
Certain statements appearing in this Item 7 are forward-looking statements within the meaning of the federal securities laws. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. See “Cautionary Factors That May Affect Future Results” for additional information regarding our forward-looking statements.
BACKGROUND
As of December 31, 2022, we owned interests in 25 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, and Miami, as well as Santa Monica, Monterey Bay, and Key West. Our portfolio consists of 22 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 2 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor, as defined under the REIT rules, to manage the hotels. As of December 31, 2022, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. Each TRS directly receives all revenue from, and funds all expenses relating to, hotel operations of the hotels that it leases. Each TRS is also subject to income tax on its earnings.
COVID-19
We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic. We have remained focused on executing expense mitigation measures and shoring up our liquidity position as we continue to face a challenging operating environment. In February 2021, the Company entered into an unsecured notes facility that provided net proceeds of $144.8 million at closing. The initial net proceeds of $144.8 million provided by this facility, along with a portion of the proceeds from asset sales, were used to repay amounts outstanding under our credit agreements, allowing us to amend our credit agreements on February 17, 2021, eliminating maturities under the credit agreements until August of 2022. On August 4, 2022, we entered into a new credit agreement which provided for a secured term loan of $400.0 million and revolving line of credit with capacity of $100,000. The proceeds from the $400.0 million term loan were used to pay off and terminate the previous credit agreement. Also on August 4, 2022, using a portion of the proceeds from hotel dispositions discussed below, we paid off the unsecured notes facility, payable at a redemption price of 104%.
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

SUMMARY OF OPERATING RESULTS
The following tables outline operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the years ended December 31, 2022, and 2021. Common key performance metrics utilized by the lodging industry are occupancy, average daily rate ("ADR"), and revenue per available room ("RevPAR"). Occupancy is calculated as the percentage total rooms sold compared to rooms available to be sold, while ADR measures the average rate earned per occupied room, calculated as total room revenue divided by total rooms sold. RevPAR is a derivative of these two metrics which shows the total room revenue earned per room available to be sold. Management uses these metrics in comparison to other hotels in our self-defined competitive peer set within proximity to each of our hotel properties.
We define a comparable consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational as of the end of the period reported. Based on this definition, for the year ended December 31, 2022, there are 23 comparable consolidated hotels.

For the comparison of December 31, 2022 to December 31, 2021, comparable hotel operating results contain results from our consolidated hotels owned as of December 31, 2022, excluding the results of all hotels sold during the years ended December 31, 2022 and 2021.

COMPARABLE CONSOLIDATED HOTELS:
	(Includes 23 hotels in both years)
	Year Ended December 31, 2022	Year Ended December 31, 2021	2022 vs. 2021 Change
	(dollars in thousands except ADR and RevPAR)
Occupancy	68.7%	57.6%	1,111 bps
Average Daily Rate (ADR)	$295.65	$242.62	21.9%
Revenue Per Available Room (RevPAR)	$203.24	$139.82	45.4%

Room Revenues	$260,152	$178,982	45.4%
Hotel Operating Revenues	$339,837	$229,247	48.2%
Overall, our comparable hotel portfolio experienced meaningful recovery in 2022 from the significant disruptions in 2021 and 2020 as a result of the COVID-19 pandemic. This increase in demand across the entire hotel industry resulted in 2022 operating results far above 2021. RevPAR for the year ended December 31, 2022 increased 45.4% for our comparable consolidated hotels when compared to 2021.
Comparison of the Year Ended December 31, 2022 to December 31, 2021
(dollars in thousands)
Revenue
Our total revenues for the years ended December 31, 2022 and 2021 consisted of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and one hotel owned through a joint venture that is consolidated in our financial statements. Hotel operating revenues increased $109,679, or 37.1%, to $405,545 for the year ended December 31, 2022 compared to $295,866 for the same period in 2021. This increase is attributable to an increase in RevPAR across our portfolio in 2022 as compared to 2021 as our hotels continue to recover from the decrease in demand caused by the COVID-19 pandemic. The increase in demand is partially offset by a reduction in hotel operating revenue attributable to the sale of ten hotels during the year ended December 31, 2022 and the sale of five hotels during the year ended December 31, 2021.
Expenses

Total hotel operating expenses were $237,221 for the year ended December 31, 2022 compared to $178,156 for the year ended December 31, 2021. The increase in hotel operating expenses is due to increased operations at our hotels for the year ended December 31, 2022 as a result of the increase in demand as the markets in which we have operations continue to recover from the decrease in demand caused by the COVID-19 pandemic. This increase in hotel operating expense is partially offset by a reduction of hotel operating expenses of $4,525 as a result of the sale of hotels noted above.
Real estate and personal property tax and property insurance decreased $6,155, or 16.7%, for the year ended December 31, 2022 when compared to 2021. Real estate and personal property taxes decreased $5,710, which is primarily due to the sale of hotels noted above, as well as a decrease in real estate tax assessments, specifically in the New York City market. In general, our property insurance costs continue to rise annually, which was partially offset by a reduction in expense due to the dispositions noted above.
Depreciation and amortization decreased by 22.0%, or $18,343, to $64,966 for the year ended December 31, 2022 from $83,309 for the year ended December 31, 2021. The decrease in depreciation and amortization is primarily as a result of the 2022 and 2021 hotel dispositions noted above, as well as assets that fully depreciated during 2021.
General and administrative expense increased by $3,450 to $26,477 for the year ended December 31, 2022 from $23,027 for the year ended December 31, 2021.  General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation increased $2,351 when comparing the year ended December 31, 2022 to 2021. This increase resulted primarily from an increase in the valuation of certain market based award programs and a difference in the timing of share based compensation recognition.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.
Loss on Impairment of Assets
During the year ended December 31, 2022, the Company determined that the carrying value of the Gate hotel JFK Airport exceeded the anticipated net proceeds from sale, resulting in a $10,113 loss on impairment of assets recorded during the year ended December 31, 2022. During the year ended December 31, 2021, we incurred an impairment charge of $222 which primarily relates to an impairment charge incurred prior to the disposition of the Duane Street hotel during the year ended December 31, 2021.
Insurance Recoveries in Excess of Property Loss
During the year ended December 31, 2022, the Company recorded a gain from insurance recoveries in the amount of $933 compared to a gain from insurance recoveries of $711 during the comparable period in 2021. During the year ended December 31, 2022, the Company received net proceeds of $958 related to property damage incurred for a 2021 claim at our Hampton Inn Philadelphia hotel. During the year ended December 31, 2021, we received net proceeds of $961 from COVID-19 business interruption claims, which was partially offset by a $250 deductible at our Hampton Inn Philadelphia hotel.
Operating Income (Loss)
Operating income for the year ended December 31, 2022 was $33,045, which is an improvement of $62,637 compared to operating loss of $29,592 during the same period in 2021. The change in operating income (loss) is primarily due to an increase in demand during the year ended December 31, 2022 as compared to the same period in 2021. Increases in hotel operating revenues during the period outpaced increases in hotel operating expense, contributing to improvement in operating margins, as the markets in which we operate continued to recover from the decrease in demand caused by the COVID-19 pandemic.
Interest Income
Interest income increased $1,501 from $15 for the year ended December 31, 2021 to $1,516 for the year ended December 31, 2022. The increase in interest income is primarily driven by an increase in cash and cash equivalents as a result of the hotel dispositions noted above, and a corresponding increase in interest rates on the interest income earned on cash and cash equivalents.
Interest Expense
Interest expense decreased $7,636 from $56,059 for the year ended December 31, 2021 to $48,423 for the year ended December 31, 2022. The balance of our borrowings, excluding discounts and deferred costs, have decreased by $496,749 in total between December 31, 2021 and December 31, 2022. The decrease in interest expense is primarily driven by the pay down of the amount drawn under the prior Line of Credit of $118,684 on August 4, 2022, the decrease in the principal term loan balance of $97,481 after the credit refinancing on August 4, 2022, and the pay off of the Junior Notes on August 4, 2022 which had a principal balance of $158,094.

Gain on Disposition of Hotel Properties
During the year ended December 31, 2022, we closed on the sale of the seven urban select service hotels, Hotel Milo Santa Barbara, and the Pan Pacific hotel, resulting in gains of $197,505 for the year ended December 31, 2022. During the year ended December 31, 2021, the Company sold the Residence Inn Coconut Grove, the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge Hotel and the Duane Street Hotel. The sale of these hotels, excluding the Duane Street Hotel, resulted in gains totaling $48,352 for the year ended December 31, 2021.
Loss on Debt Extinguishment
During the year ended December 31, 2022, we incurred a loss on debt extinguishment of $18,049. This consists primarily of $13,726 of debt extinguishment losses upon redemption of the Junior Notes on August 4, 2022, and $4,302 of debt modification and extinguishment losses as a result of refinancing our credit facilities on August 4, 2022. During the year ended December 31, 2021, we incurred a loss on debt extinguishment of $3,069, which is primarily related to the February 2021 amendments to the prior credit facilities.
Unconsolidated Joint Venture Investments
The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Loss from our unconsolidated joint ventures decreased by $2,239 to a loss of $53 for the year ended December 31, 2022 compared to loss of $2,292 during the same period in 2021. This reduction in losses relates to the net operating losses of our joint venture properties for the year ended December 31, 2022 compared to 2021. In addition, on November 30, 2022, we sold our membership interest in the Hiren Boston, LLC joint venture, and recognized a gain of $5,167 as the net proceeds exceeded our investment in the joint venture.
Income Tax Expense
During the year ended December 31, 2022, the Company recorded income tax expense of $4,800 compared to income tax expense of $838 for the year ended December 31, 2021.  The increase is primarily driven by state income tax incurred as a result of gains on hotel dispositions recognized for the year ended December 31, 2022.
After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of December 31, 2022, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at December 31, 2022 is $0. Absent the valuation allowance, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).
Net Income (Loss) Applicable to Common Shareholders
Net income applicable to common shareholders for the year ended December 31, 2022 was $122,548 compared to a net loss of $63,005 during the same period in 2021.  This improvement is primarily related to an increase in gain on hotel dispositions of $149,153, as well as an improvement in operating income of $62,637, partially offset by an increase in loss on debt extinguishment of $14,980.
Comprehensive Income (Loss) Applicable to Common Shareholders
Comprehensive income applicable to common shareholders for the year ended December 31, 2022 was $144,972 compared to comprehensive loss of $47,819 for the same period in 2021. This change can be attributed to the items affecting Net Loss Applicable to Common Shareholders as more fully described above, as well as an increase in Other Comprehensive Income of $8,531 which is driven by an increase in the change of the fair value of our derivative instruments.
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

On August 4, 2022, using the proceeds from the disposition of the Courtyard Brookline, MA; the Hampton Inn Washington, DC; Hilton Garden Inn M Street, Washington, DC; Hampton Inn Philadelphia, PA; TownePlace Suites Sunnyvale, CA and the Courtyard Los Angeles Westside, CA, we paid off the Junior Notes at a redemption price of 104%, or $164,418, as well as the Prior Facilities, discussed below.

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

All borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, either (i) 2.50% plus Adjusted Term SOFR (defined as the forward-looking term rate based on SOFR plus 0.10%), or (ii) 1.50% plus the Base Rate (defined as the highest of (a) the rate of interest announced publicly by Citibank, as its base rate, (b) ½ of 1% per annum above the Federal Funds Rate and (c) the Adjusted Term SOFR for a one-month Interest Period in effect on such day plus 1.00% per annum). The Credit Agreement provides for a 0.00% floor for borrowings at Adjusted Term SOFR and a 1.00% floor for borrowings at the Base Rate. The Credit Agreement also permits the issuance of letters of credit.

Common Share Repurchase Plan
There was no share repurchase program for the year-ended December 31, 2022.
Acquisitions
During the year ended December 31, 2022, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.
Dispositions
On August 4, 2022 and October 26, 2022, we closed in two related closings on the sale of a total of seven hotels to an unaffiliated buyer for a purchase price of $505,000. These seven hotels included the Courtyard Brookline; the Hampton Inn Washington, DC; Hilton Garden Inn M Street Washington, DC; Hampton Inn Philadelphia; TownePlace Suites Sunnyvale; Courtyard Sunnyvale; and the Courtyard Los Angeles Westside. The proceeds from the sale were used to pay off the Junior Notes at a redemption price of 104%, or $164,418, and the Prior Facilities. The mortgage loan amount of $39,309 secured by the Courtyard Sunnyvale hotel was assumed by the buyer and we paid off the Courtyard Los Angeles mortgage with a principal balance of $35,000 at closing.
On October 6, 2022, we closed on the sale of the Hotel Milo Santa Barbara for a sales price of $55,000 and paid off the outstanding mortgage of $20,696 at closing. On October 19, 2022, we closed on the sale of the Pan Pacific Seattle for a sales price of $70,000, and a portion of the proceeds were used to pay down the Term Loan in the amount of $22,380. On November 2, 2022, we closed on the sale of the Gate hotel JFK Airport for a sales price of $11,000, and a portion of the proceeds were used to pay down the Term Loan in the amount of $4,767.
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

At December 31, 2022, we were in compliance with our debt service coverage ratio ("DSCR") requirements for our mortgage borrowings. It is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. The lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

Spending on capital improvements during the year ended December 31, 2022 increased when compared to spending on capital improvements during the year ended December 31, 2021. During the year ended December 31, 2022, we spent $23,587 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $10,873 during the same period in 2021. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, and if necessary, borrowings under the Line of Credit, proceeds from issuances of our securities and hotel dispositions, to pay for the cost of capital improvements and furniture, fixture and equipment requirements.

CASH FLOW ANALYSIS
(dollars in thousands)

Comparison of the Years Ended December 31, 2022 and December 31, 2021
Net cash provided by operating activities increased by $59,336 from net cash provided by operating activities of $16,232 for the year ended December 31, 2021 to net cash provided by operating activities of $75,568 for the year ended December 31, 2022. The increase in cash flow is primarily attributable to an increase in hotel property cash flow as a result of an increase in demand since the onset of the COVID-19 pandemic.

Net cash provided by investing activities for the year ended December 31, 2022 was $510,241 compared to net cash provided by investing activities of $151,471 for the year ended December 31, 2021. The increase is primarily attributable to proceeds of $526,828 received during the year ended December 31, 2022 for the sale of the seven urban select service hotels, Hotel Milo Santa Barbara, Pan Pacific Seattle, and the Gate JFK Airport, compared to proceeds of $163,583 from the sale of the Courtyard San Diego, the Capitol Hill Hotel, the Holiday Inn Express Cambridge, the Residence Inn Coconut Grove, and the Duane Street Hotel during the year ended December 31, 2021. This was partially offset by an increase of $12,714 for capital expenditures for the year ended December 31, 2022 compared to 2021 as we have resumed certain selective capital expenditure projects during the year ended December 31, 2022. We had a decrease of $1,004 in contributions related to unconsolidated joint ventures as we contributed a total of $485 to the Hiren Boston and SB Partners joint ventures during the year ended December 31, 2022 compared to contributions of $1,489 to the Hiren Boston and SB Partners unconsolidated joint ventures during the year ended December 31, 2021. We received insurance proceeds of $1,294 during the year ended December 31, 2022 related to property damage incurred for a 2021 claim at our Hampton Inn Philadelphia hotel. Lastly, we received proceeds of $6,191 related to the sale of our membership interest in Hiren Boston, LLC during the year ended December 31, 2022.
Net cash used in financing activities for the year ended December 31, 2022 was $440,734 compared to net cash used in financing activities for the year ended December 31, 2021 of $106,365. The following items are the major contributing factors for the change in financing cash flow:

•The primary use of cash in 2021 was the payment of $187,024 of outstanding borrowings under the Prior Term Loan agreements and net repayments of $14,369 on our Prior Line of Credit. We received net proceeds of $144,750 from the issuance of the Junior Notes, a portion of which, in addition to the proceeds received from the hotel dispositions noted above, were used to pay down the Term Loans. Our primary use of cash in 2022 was the repayment of the Prior Term Loans of $497,481 and the Prior Line of Credit of $118,684, as well as the pay down of the Junior Notes of $158,094. We used proceeds from the hotel dispositions noted above, as well as proceeds of $400,000 from the new Term Loan to repay these debt obligations;
•Payment of $10,636 of deferred financing costs and debt extinguishment for the year ended December 31, 2022 which primarily relates to the new Credit Agreement and premium paid to redeem the junior notes, as compared to the payment of $6,231 during the year ended December 31, 2021 which primarily relates to the Junior Notes issuance noted above;
•A decrease in cash payments of $15,806 related to dividends paid. During the year ended December 31, 2021, our executed amendments to the Prior Facilities allowed for the payment of the total arrearage of unpaid cash dividends for the periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021 due on each of our 6.875% Series C Cumulative Redeemable Preferred Shares, 6.50% Series D Cumulative Redeemable Preferred Shares and 6.50% Series E Cumulative Redeemable Preferred Shares, which was paid on March 26, 2021, as the well as the dividends paid on April 15, 2021 and July 15, 2021. During the year ended December 31, 2022 we paid dividends of $24,174 on these preferred shares and $2,325 on our Common Shares, Common Units and LTIP Units.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Net income (loss) applicable to common shareholders	$122,548	$(63,005)	$(189,165)
Income (loss) allocated to noncontrolling interests	19,338	(4,524)	(19,560)
(Income) loss from unconsolidated joint ventures	(5,114)	2,292	2,938
Gain on disposition of hotel properties	(197,505)	(48,352)	(1,158)
Loss from impairment of depreciable assets	10,113	222	1,069
Depreciation and amortization	64,966	83,309	96,958
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	14,346	(30,058)	(108,918)

Income (loss) from Unconsolidated Joint Ventures	5,114	(2,292)	(2,938)
Gain from sale of interest in unconsolidated joint ventures	(5,167)	—	—
Unrecognized pro rata interest in loss (1)	(436)	(1,053)	(1,417)
Depreciation and amortization of difference between purchase price and historical cost (2)	82	94	83
Interest in depreciation and amortization of unconsolidated joint ventures (3)	2,466	2,508	1,828
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	2,059	(743)	(2,444)

Funds from Operations applicable to common shareholders and Partnership units	$16,405	$(30,801)	$(111,362)

Weighted Average Common Shares and Units Outstanding
Basic	39,368,952	39,089,987	38,613,563
Diluted	46,393,487	44,172,521	44,066,289
(1) For U.S. GAAP reporting purposes, our interest in the joint venture's loss is not recognized since our U.S. GAAP basis in the joint venture has been reduced to $0. Our interest in FFO from the joint venture equals our percentage ownership in the venture.
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

If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. As of December 31, 2022, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value. Asset impairment charges are discussed in Note 2, Investment in Hotel Properties, to the consolidated financial statements included in Item 8 of Part II of this 10-K.

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Note 7, “Commitments and Contingencies and Related Party Transactions,” to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)
Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2022, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Agreement and certain variable rate mortgages and notes payable. As of December 31, 2022, we had total variable rate debt outstanding of $173,846 with a weighted average interest rate of 6.73%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2022 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2022 of $1,878.
Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2022, we have an interest rate cap related to the debt on Hilton Garden Inn, 52nd Street, New York, NY, and we have five interest rate swaps related to debt on Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Agreements. We do not intend to enter into derivative or interest rate transactions for speculative purposes.
As of December 31, 2022, approximately 73% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 27% of our outstanding long term indebtedness is subject to floating rates. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR or SOFR.
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

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2022 to be approximately $604,657 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2022 to be approximately $616,241.
We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of December 31, 2022, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2023	1 - 3 years	4 - 5 years	Thereafter	Total

Fixed Rate Debt	$100,622	$358,813	$—	$—	$459,435
Weighted Average Interest Rate	3.99%	3.93%	N/A	N/A	3.96%

Floating Rate Debt	$23,372	$98,926	$—	$51,548	$173,846
Weighted Average Interest Rate	7.01%	7.11%	N/A	7.33%	7.29%

	$123,994	$457,739	$—	$51,548	$633,281
The table incorporates only those exposures that existed as of December 31, 2022, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of estimated holding periods for hotel properties

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company tests its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of any of the hotel properties may not be recoverable. Investment in hotel properties, net of accumulated depreciation, was $1,189 million, or 80% of total assets at December 31, 2022.

We identified the assessment of the estimated holding periods for the Company’s hotel properties as a critical audit matter. A high degree of subjective and complex auditor judgment was required in assessing the events or changes in circumstances used by the Company to evaluate the estimated holding periods. A shortened estimated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s determination of the estimated holding periods for its hotel properties. We evaluated the relevant events or changes in circumstances that the Company used to evaluate its estimated holding periods by:
•inspecting documents such as meeting minutes of the board of trustees to assess the likelihood that a property will be sold before the end of its previously estimated holding period
•reading certain publicly available information to identify information regarding potential sales of the Company’s hotel properties
•inquiring of Company officials, including those in the organization who are responsible for, and have authority over, disposition activities
•obtaining representations from the Company regarding the status of potential plans to dispose of hotel properties.

/s/ KPMG LLP
We have served as the Company’s auditor since 2004.
Philadelphia, Pennsylvania
February 23, 2023

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	December 31, 2022	December 31, 2021
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,189,239	$1,665,097
Investment in Unconsolidated Joint Ventures	4,989	5,580
Cash and Cash Equivalents	224,955	72,238
Escrow Deposits	5,065	12,707
Hotel Accounts Receivable	8,922	8,491
Due from Related Parties	245	2,495
Intangible Assets, Net of Accumulated Amortization of $1,211 and $6,944	684	1,335
Right of Use Assets	16,226	43,442
Other Assets	38,552	21,759
Total Assets	$1,488,877	$1,833,144

Liabilities and Equity:
Line of Credit	$—	$118,684
Secured Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	370,636	496,085
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,895	198,490
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	208,354	304,614
Lease Liabilities	19,003	53,691
Accounts Payable, Accrued Expenses and Other Liabilities	44,148	43,207
Dividends and Distributions Payable	31,694	6,044
Due to Related Parties	2,610	1,723
Total Liabilities	$727,340	$1,222,538

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 12)	5,076	2,310

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at December 31, 2022 and December 31, 2021, with Liquidation Preferences of $25 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at December 31, 2022 and December 31, 2021; 39,697,451 and 39,325,025 Shares Issued and Outstanding at December 31, 2022 and December 31, 2021, respectively	398	394
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2022 and December 31, 2021	—	—
Accumulated Other Comprehensive Income (Loss)	16,213	(6,211)
Additional Paid-in Capital	1,157,057	1,155,034
Distributions in Excess of Net Income	(490,815)	(592,314)
Total Shareholders' Equity	683,000	557,050

Noncontrolling Interests (Note 1):	73,461	51,246

Total Equity	756,461	608,296

Total Liabilities, Redeemable Noncontrolling Interests, and Equity	$1,488,877	$1,833,144
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Hotel Operating Revenues:
Room	$317,640	$237,988	$142,260
Food & Beverage	55,813	31,778	15,418
Other Operating Revenues	32,092	26,100	18,765
Other Revenues	329	123	217
Total Revenues	405,874	295,989	176,660

Operating Expenses:
Hotel Operating Expenses:
Room	67,740	51,885	38,787
Food & Beverage	44,133	24,756	16,199
Other Operating Expenses	125,348	101,515	85,270
Hotel Ground Rent	4,353	4,400	4,301
Real Estate and Personal Property Taxes and Property Insurance	30,632	36,787	40,928
General and Administrative (including Share Based Payments of $14,384, $12,033, and $9,488 for the years ended December 31, 2022, 2021, and 2020, respectively)	26,477	23,027	20,078
Acquisition and Terminated Transaction Costs	—	391	4,419
Loss on Impairment of Assets	10,113	222	1,069
Depreciation and Amortization	64,966	83,309	96,958
Insurance Recoveries in Excess of Property Loss	(933)	(711)	(8,960)
Total Operating Expenses	372,829	325,581	299,049

Operating Income (Loss)	33,045	(29,592)	(122,389)

Interest Income	1,516	15	39
Interest Expense	(48,423)	(56,059)	(51,785)
Other Income (Expense)	152	128	(522)
Gain on Disposition of Hotel Properties	197,505	48,352	1,158
Loss on Debt Extinguishment	(18,049)	(3,069)	—
Income (Loss) Before Results from Unconsolidated Joint Venture Investments and Income Taxes	165,746	(40,225)	(173,499)

Loss from Unconsolidated Joint Ventures	(53)	(2,292)	(2,938)
Gain from Sale of Interest in Unconsolidated Joint Venture	5,167	—	—
Income (Loss) from Unconsolidated Joint Venture Investments	5,114	(2,292)	(2,938)

Income (Loss) Before Income Taxes	170,860	(42,517)	(176,437)

Income Tax Expense	(4,800)	(838)	(11,329)

Net Income (Loss)	166,060	(43,355)	(187,766)

(Income) Loss Allocated to Noncontrolling Interests - Common Units	(16,572)	6,676	19,560
(Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture	(2,766)	(2,152)	3,217
Preferred Distributions	(24,174)	(24,174)	(24,176)

Net Income (Loss) Applicable to Common Shareholders	$122,548	$(63,005)	$(189,165)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2022	2021	2020
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$3.08	$(1.61)	$(4.90)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$2.95	$(1.61)	$(4.90)

Weighted Average Common Shares Outstanding:
Basic	39,368,952	39,089,987	38,613,563
Diluted*	41,190,628	39,089,987	38,613,563
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
Common Units and Vested LTIP Units	5,202,859	4,298,045	3,926,767
Unvested Stock Awards and LTIP Units Outstanding	—	395,446	971,287
Contingently Issuable Share Awards	—	389,043	554,672
Total Potentially Dilutive Securities Excluded from the Denominator	5,202,859	5,082,534	5,452,726
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS)

	Year Ended December 31,
	2022	2021	2020
Net Income (Loss)	$166,060	$(43,355)	$(187,766)

Change in Fair Value of Derivative Instruments	26,651	17,980	(26,431)
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income (Loss)	(1,264)	(1,124)	2,589
Total Other Comprehensive Income (Loss)	$25,387	$16,856	$(23,842)

Comprehensive Income (Loss)	191,447	(26,499)	(211,608)
Less: Comprehensive (Income) Loss Applicable to Noncontrolling Interests - Common Units	(19,535)	5,006	21,761
Less: Comprehensive (Income) Loss Applicable to Noncontrolling Interests - Consolidated Joint Venture	(2,766)	(2,152)	3,217
Less: Preferred Distributions	(24,174)	(24,174)	(24,176)
Comprehensive Income (Loss) Applicable to Common Shareholders	$144,972	$(47,819)	$(210,806)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	Redeemable Noncontrolling Interests		Shareholders' Equity								Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive (Loss) Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2021	2,310	39,325,025	394	—	14,703,214	147	1,155,034	(6,211)	(592,314)	557,050	6,926,253	51,246	608,296
Unit Conversions	—	180,627	1	—	—	—	1,375	—	—	1,376	(180,627)	(1,376)	—
Issuance Costs/Other	—	—	—	—	—	—	(57)	—	—	(57)	—	—	(57)
Dividends and Distributions declared:
Common Shares ($0.60 per share)	—	—	—	—	—	—	—	—	(23,815)	(23,815)	—	—	(23,815)
Preferred Shares	—	—	—	—	—	—	—	—	(24,174)	(24,174)	—	—	(24,174)
Common Units ($0.60 per share)	—	—	—	—	—	—	—	—	—	—	—	(1,053)	(1,053)
LTIP Units ($0.60 per share)	—	—	—	—	—	—	—	—	—	—	—	(3,113)	(3,113)
Dividend Reinvestment Plan	—	847	—	—	—	—	6	—	—	6	—	—	6
Share Based Compensation:
Grants (Forfeitures)	—	190,952	3	—	—	—	(154)	—	—	(151)	194,427	(506)	(657)
Amortization	—	—	—	—	—	—	3,619	—	—	3,619	—	8,728	12,347
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	22,424	—	22,424	—	2,963	25,387
Adjustment to Record Noncontrolling Interest at Redemption Value	2,766	—	—	—	—	—	(2,766)	—	—	(2,766)	—	—	(2,766)
Net Income	—	—	—	—	—	—	—	—	149,488	149,488	—	16,572	166,060
Balance at December 31, 2022	5,076	39,697,451	398	—	14,703,214	147	1,157,057	16,213	(490,815)	683,000	6,940,053	73,461	756,461
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(21,249)	(507,445)	622,827	5,392,808	49,422	672,249
Unit Conversion	—	241,545	2	—	—	—	3,024	—	—	3,026	(241,545)	(3,026)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(48,348)	(48,348)	—	—	(48,348)
Share Based Compensation:
Grants	—	239,998	3	—	—	—	355	—	—	358	1,774,990	—	358
Amortization	—	—	—	—	—	—	2,980	—	—	2,980	—	9,708	12,688
Equity Contribution to Consolidated Joint Venture	158	—	—	—	—	—	—	—	—	—	—	—	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	15,038	—	15,038	—	1,818	16,856
Adjustment to Record Noncontrolling Interest at Redemption Value	2,310	—	—	—	—	—	(2,310)	—	—	(2,310)	—	—	(2,310)
Net Loss	(158)	—	—	—	—	—	—	—	(36,521)	(36,521)	—	(6,676)	(43,197)
Balance at December 31, 2021	2,310	39,325,025	394	—	14,703,214	147	1,155,034	(6,211)	(592,314)	557,050	6,926,253	51,246	608,296
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2019	3,196	38,652,650	387	—	14,703,214	147	1,144,808	530	(338,253)	807,619	4,279,946	64,182	871,801
Issuance Costs	—	—	—	—	—	—	(137)	—	—	(137)	—	—	(137)
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	(1,007)
Dividend Reinvestment Plan	—	1,094	—	—	—	—	14	—	—	14	—	—	14
Share Based Compensation:
Grants	—	189,738	2	—	—	—	(2)	—	—	—	1,112,862	—	—
Amortization	—	—	—	—	—	—	3,106	—	—	3,106	—	6,863	9,969
Equity Contribution to Consolidated Joint Venture	21	—	—	—	—	—	—	—	—	—	—	—	—
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(21,779)	—	(21,779)	—	(2,063)	(23,842)
Adjustment to Record Noncontrolling Interest at Redemption Value	(3,196)	—	—	—	—	—	3,196	—	—	3,196	—	—	3,196
Net Loss	(21)	—	—	—	—	—	—	—	(168,185)	(168,185)	—	(19,560)	(187,745)
Balance at December 31, 2020	—	38,843,482	389	—	14,703,214	147	1,150,985	(21,249)	(507,445)	622,827	5,392,808	49,422	672,249
The Accompanying Notes are an Integral Part of These Consolidated Financial Statement

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net Income (Loss)	$166,060	$(43,355)	$(187,766)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties	(197,505)	(48,352)	(1,158)
Gain from Sale of Interest in Unconsolidated Joint Ventures	(5,167)	—	—
Loss on Impairment of Assets	10,113	222	5,488
Insurance Recoveries in Excess of Property Loss	(933)	(711)	(8,960)
Junior Note PIK Interest Added to Principal	1,855	6,239	—
Deferred Taxes	—	—	11,290
Depreciation	64,715	82,973	96,527
Amortization	4,657	5,314	3,540
Loss on Debt Extinguishment	14,312	634	—
Equity in Loss of Unconsolidated Joint Ventures	53	2,292	2,938
(Gain) Loss Recognized on Change in Fair Value of Derivative Instrument	(1,264)	(1,124)	2,590
Share Based Compensation Expense	14,384	12,033	9,488
Proceeds Received for Business Interruption Insurance Claims, net	—	—	4,411
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(431)	(2,801)	3,523
Other Assets	(9,328)	(6,781)	7,738
Due from Related Parties	2,250	146	3,472
(Decrease) Increase in:
Due to Related Parties	887	1,723	—
Accounts Payable, Accrued Expenses and Other Liabilities	10,910	7,780	(10,586)
Net Cash Provided by (Used in) Operating Activities	$75,568	$16,232	$(57,465)

Investing Activities:
Capital Expenditures	(23,587)	(10,873)	(26,340)
Cash Paid for Hotel Development Projects	—	—	21
Proceeds from Disposition of Hotel Properties	526,828	163,583	19,591
Contributions to Unconsolidated Joint Ventures	(485)	(1,489)	(1,125)
Proceeds from Insurance Claims	1,294	—	6,338
Proceeds from the Sale of Joint Venture Interests	6,191	—	—
Distributions from Unconsolidated Joint Ventures	—	250	—
Net Cash Provided by (Used in) Investing Activities	$510,241	$151,471	$(1,515)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS)

	Year Ended December 31,
	2022	2021	2020
Financing Activities:
Borrowings on Line of Credit and Term Loans	$400,000	$13,500	$88,000
Repayments on Line of Credit	(118,684)	(27,869)	(2,947)
Payments on Term Loans	(524,628)	(187,024)	(16,395)
Principal Repayment of Mortgages and Notes Payable	(160,287)	(24,186)	(1,684)
Proceeds from Mortgages and Notes Payable	—	167,750	—
Deferred Financing Costs	(4,139)	(6,231)	(3,188)
Cash Paid for Debt Extinguishment	(6,497)	—	—
Dividends Paid on Common Shares	(1,975)	—	(10,809)
Dividends Paid on Preferred Shares	(24,174)	(42,305)	(6,044)
Distributions Paid on Common Units and LTIP Units	(350)	—	(1,198)
Other Financing Activities	—	—	(133)
Net Cash (Used in) Provided by Financing Activities	$(440,734)	$(106,365)	$45,602

Net Increase (Decrease) in Cash and Cash Equivalents	$145,075	$61,338	$(13,378)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Year	84,945	23,607	36,985

Cash, Cash Equivalents, and Restricted Cash - End of Year	$230,020	$84,945	$23,607
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

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
Hersha’s common shares of beneficial interest trade on the New York Stock Exchange (“the NYSE”) under the ticker symbol "HT," its 6.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest trade on the NYSE under the ticker symbol “HT PRC,” its 6.500% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest trade on the NYSE under the ticker symbol “HT PRD,” and its 6.500% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest trade on the NYSE under the ticker symbol “HT PRE.”
As of December 31, 2022, the Company, through the Partnership and subsidiary partnerships, wholly owned 22 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.
In addition to the wholly owned hotel properties, as of December 31, 2022, the Company owned a consolidated joint venture interest in one property and an unconsolidated joint venture interest in two properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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
Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also evaluated for consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity ("VIE") or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s:  HHLP; SB Partners Three Lessee, LLC; Hersha Holding RC Owner, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.  SB Partners Three Lessee, LLC, is consolidated by the lessor, the primary beneficiary. Hersha Holding RC Owner, LLC is the owner entity of the Ritz Carlton Coconut Grove and is a VIE. HHLP is considered the primary beneficiary of the VIE and consolidates the joint venture with the minority owner interest presented as part of redeemable noncontrolling interest within the Consolidated Balance Sheets. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated.
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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
Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2022, 2021 and 2020 was 85.1%, 85.0%, and 87.8%, respectively.
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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
During the year ended December 31, 2022, we closed on the sale of ten hotel dispositions to unaffiliated buyers for total consideration of $641,000. These hotels included the Courtyard Brookline, the Hampton Inn Washington, DC, Hilton Garden Inn M Street Washington, DC, Hampton Inn - Philadelphia, TownePlace Suites Sunnyvale, Courtyard Sunnyvale, the Courtyard Los Angeles Westside, Hotel Milo Santa Barbara, the Pan Pacific Seattle, and the Gate hotel JFK Airport. A portion of the proceeds from the sales were used to pay off the Company's junior subordinated notes (the "Junior Notes"), which the Company entered into on February 17, 2021, at a redemption price of 104%, or $164,418. Proceeds from the sales were also used to pay down amounts borrowed under the Company’s line of credit and term loans.
On August 4, 2022, the Company entered into a new credit agreement for a senior secured credit facility which provided for a $100,000 revolving line of credit and a $400,000 term loan. The Company made an initial draw of $400,000 on the facility’s term loan, using the proceeds to pay off the remaining balances under the Company’s prior line of credit and term loans, effectively reducing the Company’s borrowings and moving the maturity of borrowings under the Company’s credit facility to August of 2024. The $100,000 line of credit provided by the new credit facility remains undrawn. See Note 5 – Debt for additional information regarding borrowings under the Company’s prior credit facility, new credit facility, notes payable, and mortgages.
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for the right to use a hotel room. The customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is generally secured at the end of the contract upon check-out by the customer from our hotel. The Company records advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheet. Advanced deposits are recognized as revenue at the time of the guest's stay. The Company notes no significant judgments regarding the recognition of room revenue.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2022, 2021 and 2020, the Company did not record any uncertain tax positions. As of December 31, 2022, with few exceptions, the Company is subject to tax examinations by federal, state, and local income tax authorities for years 2004 through 2022.
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

As disclosed in Note 8, Fair Value Measurements and Derivative Instruments, we modified interest rate swap contracts, which serve as cash flow hedges with total notional amounts of $300,000, to replace LIBOR with an alternative reference rate that matches the reference rate of the underlying hedged debt. We did not apply optional expedients and exceptions contained within these updates in the modifications of these contracts. For our remaining borrowing and hedging contracts, we have not entered into modifications as it directly relates to reference rate reform but we anticipate having to undertake such modifications in the future as a majority of our contracts with lenders and hedging counterparties are indexed to LIBOR. Some

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
debt contract modifications will occur in the normal course of business and will include other changes in the terms, for which we do not anticipate that this accounting relief will not be applicable. However, we anticipate that other debt contract modifications will occur prior to the phase of LIBOR on June 30, 2023 specifically to address the LIBOR transition, for which we will be able to apply the accounting relief.

Revision of Prior Period Financial Statements

During 2022, the Company identified immaterial errors in its previously issued financial statements resulting from the incorrect amortization of accumulated other comprehensive income related to interest rate hedges. This occurred over the periods from 2019 through 2021, thereby overstating interest expense in those periods as well as impacting certain captions in the equity section of the consolidated balance sheet, including accumulated other comprehensive income, distributions in excess of net income, and noncontrolling interests.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined that these errors and the related impact did not, either individually or in the aggregate, materially misstate previously issued consolidated financial statements. To reflect the correction of these immaterial errors, the Company is revising the previously issued consolidated financial statements for the years ended December 31, 2021 and December 31, 2020 in this Form 10-K. As a result, the Company has corrected the immaterial misstatements as disclosed in the following tables for all impacted financial statement line items in prior periods.

	As of December 31, 2021
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accumulated Other Comprehensive Income	$(2,747)	$(3,464)	$(6,211)
Distributions in Excess of Net Income	(595,454)	3,140	(592,314)
Total Shareholders' Equity	557,374	(324)	557,050
Noncontrolling Interests	50,922	324	51,246
Total Equity	608,296	—	608,296

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Interest Expense	$(57,549)	$1,490	$(56,059)	$(53,279)	$1,494	$(51,785)
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(41,715)	1,490	(40,225)	(174,993)	1,494	(173,499)
Loss Before Income taxes	(44,007)	1,490	(42,517)	(177,931)	1,494	(176,437)
Net Loss	(44,845)	1,490	(43,355)	(189,260)	1,494	(187,766)
Loss Allocated to Noncontrolling Interests - Common Units	6,824	(148)	6,676	19,698	(138)	19,560
Net Loss Applicable to Common Shareholders	(64,347)	1,342	(63,005)	(190,521)	1,356	(189,165)
Net Income (Loss) Per Share:
Basic - Loss from Continuing Operations Applicable to Common Shareholders	$(1.65)	$0.04	$(1.61)	$(4.93)	$0.03	$(4.90)
Diluted - Loss from Continuing Operations Applicable to Common Shareholders	$(1.65)	$0.04	$(1.61)	$(4.93)	$0.03	$(4.90)
Consolidated Statement of Comprehensive Income (Loss):
Net Loss	$(44,845)	$1,490	$(43,355)	$(189,260)	$1,494	$(187,766)
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Loss	366	(1,490)	(1,124)	4,083	(1,494)	2,589
Total Other Comprehensive Income	18,346	(1,490)	16,856	(22,348)	(1,494)	(23,842)
Consolidated Statement of Cash Flows:
Operating Activities:
Net Loss	$(44,845)	$1,490	$(43,355)	$(189,260)	$1,494	$(187,766)
Loss (Gain) Recognized on Change in Fair Value of Derivative Instrument	366	(1,490)	(1,124)	4,084	(1,494)	2,590

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Land	$390,532	$478,412
Buildings and Improvements	1,093,575	1,560,768
Furniture, Fixtures and Equipment	203,369	274,802
Construction in Progress	7,105	1,784
	1,694,581	2,315,766

Less Accumulated Depreciation	(505,342)	(650,669)

Total Investment in Hotel Properties*	$1,189,239	$1,665,097
*The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $37,303 and $39,577 at December 31, 2022 and December 31, 2021, respectively.
Depreciation expense on hotel properties was $64,442, $82,668 and $96,216 for the years ended December 31, 2022, 2021 and 2020, respectively.
During the years ended December 31, 2022 and December 31, 2021, we acquired no hotel properties.
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
During the year ended December 31, 2022, we received net proceeds of $958 for a business interruption claim as a result fire damage at one of our properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)
Hotel Dispositions
During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Non-Core Urban Select Service (7 properties)	June 2005 - October 2016	August 4, 2022, October 26, 2022	$505,000	$170,193
Hotel Milo Santa Barbara	2/28/2014	10/6/2022	55,000	25,784
Pan Pacific Seattle	2/21/2017	10/19/2022	70,000	1,532
Gate hotel JFK Airport (2)	6/13/2008	11/2/2022	11,000	—
2022 Total				$197,509

Courtyard San Diego, CA	5/30/2013	2/19/2021	$64,500	$5,032
The Capitol Hill Hotel Washington, DC	4/15/2011	3/9/2021	51,000	12,975
Holiday Inn Express Cambridge, MA	5/3/2006	3/9/2021	32,000	20,280
Residence Inn Miami Coconut Grove, FL	6/12/2013	3/10/2021	31,000	9,996
Duane Street Hotel (1)	1/4/2008	5/13/2021	18,000	—
2021 Total				$48,283

Sheraton Wilmington South, DE	12/21/2010	12/1/2020	$19,500	$1,158
2020 Total				$1,158
(1) During 2020, the Company determined that the carrying value of the Duane Street hotel exceeded the anticipated net proceeds from sale, resulting in a $1,069 impairment charge recorded during the year ended December 31, 2020. We recorded an additional impairment charge of $147 prior to the disposition of the hotel property during the year ended December 31, 2021.
(2) During 2022, the Company determined that the carrying value of the Gate JFK hotel exceeded the anticipated net proceeds from sale, resulting in a $10,113 impairment charge recorded during the year ended December 31, 2022.
Assets Held For Sale
There were no assets held for sale as of December 31, 2022 and December 31, 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2022 and December 31, 2021 our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned		December 31, 2022	December 31, 2021

Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	31%	*	$—	$—
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50%	**	—	189
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%		—	—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%		4,989	5,391
				$4,989	$5,580
*On February 7, 2021, all of the assets of the properties owned by this joint venture were transferred to the mezzanine lender of Cindat Hersha Owner JV, LLC. As a result, the venture was dissolved and we no longer maintain an interest in this venture.
**On November 30, 2022, we sold our 50% membership interest in Hiren Boston, LLC. We recognized a gain of $5,167 as the net proceeds received exceeded our investment in the unconsolidated joint venture.
Effective August 1, 2021, HHLP entered into Asset Management Agreements with the joint venture investments at the Courtyard by Marriott, South Boston, Holiday Inn Express, South Boston, and Home2 Suites, South Boston properties whereby it provides asset management services. Fees for these services are calculated as 1.0% of operating revenues, which we recognize as income in other revenues on the consolidated statements of operations.
Income/Loss Allocation
Prior to February 7, 2021, based on the income allocation methodology within Cindat Hersha Owner JV, LLC, the Company had absorbed cumulative losses equal to our accounting basis in the joint venture resulting in a $0 investment balance in the table above as of December 31, 2022 and December 31, 2021.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
Loss (income) recognized during the years ended December 31, 2022, 2021 and 2020, for our investments in unconsolidated joint ventures is as follows:

	Year Ended December 31,
	2022	2021	2020
Cindat Hersha Owner JV, LLC	$—	$(229)	$—
Hiren Boston, LLC	659	(1,104)	(1,741)
SB Partners, LLC	(310)	(185)	(600)
SB Partners Three, LLC	(402)	(774)	(597)
Loss from Unconsolidated Joint Venture Investments	$(53)	$(2,292)	$(2,938)
The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures as of December 31, 2022 and December 31, 2021 and for the years ended December 31, 2022, 2021 and 2020. The total assets, liabilities and equity of Hiren Boston, LLC are not included as of December 31, 2022; however, the components of net income are included for the period of January 1, 2022 to November 30, 2022, the period in which we owned a membership interest in Hiren Boston, LLC.

Balance Sheets
	December 31, 2022	December 31, 2021
Assets
Investment in Hotel Properties, Net	$47,356	$64,096
Other Assets	11,803	15,649
Total Assets	$59,159	$79,745

Liabilities and Equity
Mortgages and Notes Payable	$50,236	$65,723
Other Liabilities	10,012	15,656
Equity:
Hersha Hospitality Trust	2,630	3,328
Joint Venture Partners	(3,719)	(4,962)
Total Equity	(1,089)	(1,634)

Total Liabilities and Equity	$59,159	$79,745

Statements of Operations
	Year Ended December 31,
	2022	2021	2020
Room Revenue	$23,252	$11,790	$25,011
Other Revenue	1,201	731	1,020
Operating Expenses	(13,641)	(8,451)	(18,695)
Lease Expense	(1,138)	(1,019)	(770)
Property Taxes and Insurance	(2,229)	(3,095)	(12,906)
General and Administrative	—	(87)	(2,638)
Depreciation and Amortization	(4,929)	(6,065)	(16,200)
Interest Expense	(3,329)	(4,619)	(23,908)
Loss on Dissolution of Joint Venture	—	(112,371)	—
Net Loss	$(813)	$(123,186)	$(49,086)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
Our share of equity recorded on the joint ventures' financial statements	$2,630	$3,328
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	2,359	2,252
Investment in Unconsolidated Joint Ventures	$4,989	$5,580
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 4 – OTHER ASSETS
Other Assets
Other Assets consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Derivative Asset	$18,709	$92
Deferred Financing Costs	1,197	1,070
Prepaid Expenses	10,481	11,632
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	2,026	2,193
Deposits with Unaffiliated Third Parties	597	2,663
Deferred Tax Asset, Net of Valuation Allowance of $14,414 and $21,612, respectively	—	—
Other	3,994	2,561
	$38,552	$21,759
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
Deferred Tax Asset - We have $0 of net deferred tax assets as of December 31, 2022.  We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded.
Other - This category includes other receivables for amounts due from counterparties under our swap agreements and amounts due from buyers for final prorations for hotels sold in 2022.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 5 – DEBT
Mortgages
Mortgages payable at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Mortgage Indebtedness	$208,880	$306,078
Net Unamortized Premium	7	13
Net Unamortized Deferred Financing Costs	(533)	(1,477)
Mortgages Payable	$208,354	$304,614
On August 4, 2022, using the proceeds from the dispositions discussed in Note 2 - Investment in Hotel Properties, we paid off the Courtyard Los Angeles mortgage with a principal balance of $35,000. On October 6, 2022, we paid off the Hotel Milo mortgage balance of $20,696 using the proceeds from the disposition of the property. On October 26, 2022, the buyer assumed the Courtyard Sunnyvale mortgage which had an outstanding principal balance of $39,309.
Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 4.02% to 8.50% as of December 31, 2022.
Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of December 31, 2022.
As of December 31, 2022, the maturity dates for the outstanding mortgage loans ranged from June 2023 to July 2024. For mortgages with maturity dates within the next twelve months, we plan to refinance each mortgage before their maturities, or use available cash on hand or capacity under our revolving line of credit to pay the obligation.
During the year ended December 31, 2022, we refinanced the outstanding mortgage secured by the Hilton Garden Inn 52nd Street, which resulted in $21 of debt modification expense.
During the year ended December 31, 2021, we refinanced the outstanding mortgages secured by the Hilton Garden Inn 52nd Street, the Courtyard Los Angeles Westside, the Hilton Garden Inn Tribeca, the Hyatt Union Square, and the St. Gregory Hotel, which resulted in $90 of debt modification expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 5 – DEBT (CONTINUED)
Credit Facilities
2022 Credit Facility
On August 4, 2022, we entered into a credit agreement (the "2022 Credit Agreement"), which provided for a secured term loan of $400,000 and secured revolving line of credit with capacity of $100,000, both of which mature on August 4, 2024. Borrowings under the Credit Agreement bear interest at a rate of Term Secured Overnight Financing Rate ("SOFR") plus a 250 basis point spread.
Immediately upon entering into the 2022 Credit Agreement, proceeds from the $400,000 new term loan, along with a portion of the proceeds from the dispositions discussed in Note 2 – Investment in Hotel Properties, were used to pay off and terminate all borrowings under our previous credit facility agreement ("the Prior Facilities"), which consisted of three secured credit arrangements which had an aggregate principal balance of $497,481, discussed below.

The Company incurred debt extinguishment expense of $4,302 related to the 2022 Credit Agreement and termination of the Prior Facilities on August 4, 2022.

We made principal payments on the term loan totaling $27,147 upon the disposition of the Pan Pacific hotel and the Gate hotel JFK airport as required by the 2022 Credit Agreement upon the disposition of hotels designated as borrowing based assets. The following table summarizes the balances outstanding at December 31, 2022:

Outstanding Balance
Borrowing	December 31, 2022
Line of Credit	$—
Secured Term Loan:
Principal	372,853
Deferred Financing Costs	(2,217)
Total Secured Term Loan	$370,636
The Credit Agreement contains financial covenants including a fixed charge coverage ratio of not less than 1.35 to 1.00 for the December 31, 2022 and March 31, 2023 test dates, and 1.50 to 1.00 for the June 30, 2023 test date and subsequent test dates; and a maximum leverage ratio of not more than 60%. We have determined that we are in compliance with all covenants contained in the 2022 Credit Agreement as of December 31, 2022.

The amount that we can borrow at any given time under our Line of Credit, and 2022 Credit Agreement is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2022, the following hotel properties secure the Credit Agreement:

- The Envoy Boston Seaport, Boston, MA	- Ritz-Carlton Georgetown, Washington, DC
- The Boxer, Boston, MA	- The Winter Haven Hotel Miami Beach, Miami, FL
- Hampton Inn Seaport, Seaport, New York, NY	- The Blue Moon Hotel Miami Beach, Miami, FL
- Holiday Inn Express Chelsea, 29th Street, New York, NY	- Cadillac Hotel & Beach Club, Miami, FL
- NU Hotel, Brooklyn, New York, NY	- The Parrot Key Hotel & Villas, Key West, FL
- Hyatt House White Plains, White Plains, NY	- The Ambrose Hotel, Santa Monica, CA
- The Rittenhouse, Philadelphia, PA	- Mystic Marriott Hotel & Spa, Groton, CT
- Philadelphia Westin, Philadelphia, PA	- Hilton Garden Inn JFK Airport, New York, NY

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 5 – DEBT (CONTINUED)
Prior Credit Facilities

Prior to the 2022 Credit Facility, we maintained three secured credit agreements which aggregated to $747,481 with Citigroup Global Markets Inc., Wells Fargo Bank, Inc. and various other lenders. One credit agreement ("Credit Agreement") provided for a senior secured credit facility of $442,404 (“Credit Facility”). The Credit Facility consisted of a $250,000 senior secured revolving line of credit (“Line of Credit”), and a $192,404 senior secured term loan (“First Term Loan”). The Credit Facility was set to expire on August 10, 2022 prior to the refinancing discussed above.
We maintained another credit agreement which provided for a $278,846 senior secured loan agreement (“Second Term Loan”) and was set to expire on September 10, 2024 prior to the refinancing.
A separate credit agreement provided for a $26,231 senior secured term loan agreement (“Third Term Loan” and collectively with the Credit Agreement and the Second Term Loan, the "Credit Agreements") and was set to expire on August 10, 2022 prior to the refinancing.
On February 17, 2021, the Company signed amendments to the Credit Agreements which resulted in debt extinguishment expense $2,977. Debt extinguishment expense consists of $635 of debt extinguishment losses and $2,342 of debt modification losses. The signed amendments to the Credit Agreements, among other things, provided for:

•an extension of the maturity date of the Third Term Loan to August 10, 2022;
•a limited waiver of financial covenants through March 31, 2022; and
•the ability to borrow up to $174,729, inclusive of amounts already outstanding, under the Line of Credit, the proceeds of which may only be used to fund certain costs and expenses.

Certain conditions, such as minimum liquid assets in an aggregate amount of at least $30,000, and certain negative covenants and restrictions that are considered normal and customary, were required to be met on a recurring basis as outlined within the amendments.

The amendments to the Credit Agreements made certain other amendments to financial covenants in place for the second quarter of 2022:

•a fixed charge coverage ratio of not less than 1.20 to 1.00 (was 1.50 to 1.00);
•a maximum leverage ratio of not more than 65% (was 60%); and
•a new financial covenant that requires the borrowing base leverage ratio to not exceed 60% at any time.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 5 – DEBT (CONTINUED)

The interest rate for borrowings under the Line of Credit and Term Loans were based on a pricing grid with a range of one month U.S. LIBOR plus a spread. The following table summarizes the balances outstanding and interest rate spread for each borrowing as of December 31, 2021:

		Outstanding Balance
Borrowing	Spread	December 31, 2021
Line of Credit	1.50% to 2.25%	$118,684
Secured Term Loan:
First Term Loan	1.45% to 2.20%	192,404
Second Term Loan	1.35% to 2.00%	278,846
Third Term Loan	1.45% to 2.20%	26,231
Deferred Financing Costs		(1,396)
Total Secured Term Loan		$496,085

The weighted average interest rate on our credit facilities was 3.62%, 3.47% and 3.88% for the years ended December 31, 2022, 2021 and 2020, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 5 – DEBT (CONTINUED)
Notes Payable
Notes payable at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Statutory Trust I and Statutory Trust II Notes Payable Indebtedness	$51,548	$51,548
Net Unamortized Deferred Financing Costs	(653)	(706)
Statutory Trust I and Statutory Trust II Notes Payable	50,895	50,842

Junior Notes Payable Indebtedness	$—	$156,239
Net Unamortized Deferred Financing Costs	—	(4,209)
Net Unamortized Discount	—	(4,382)
Junior Notes Payable	—	147,648

Total Notes Payable	$50,895	$198,490

Statutory Trust I and Statutory Trust II Notes Payable
We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts                      pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2022, 2021 and 2020 was 4.91%, 3.21% and 3.95%, respectively.
Junior Notes Payable
On February 17, 2021, the Company entered into a note purchase agreement (the “Purchase Agreement”) with several purchasers (the “Purchasers”). The Company issued and sold to the Purchasers $150,000 aggregate principal amount of the Company’s 9.50% Unsecured PIK Toggle Notes due 2026 (the “Notes”) on February 23, 2021. The Notes were set to mature on February 23, 2026. The Notes bore interest at a rate of 9.50% per year, payable in arrears on June 30, September 30, December 31 and March 31 of each year, beginning on June 30, 2021. We elected the option to pay interest (a) in cash at a rate per annum equal to 4.75% per annum, and (b) in kind at a rate per annum equal to 4.75% per annum (“PIK Interest”) for the interest periods ended June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022, increasing the principal balance by $8,094 to $158,094 prior to the payoff.

On August 4, 2022, using a portion of the proceeds from the dispositions discussed in Note 2 - Investment in Hotel Properties, we paid off the Junior Notes, payable at a redemption price of 104%, or $164,418. We incurred debt extinguishment expense of $13,726 to redeem the Junior Notes on August 4, 2022.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 – DEBT (CONTINUED)

Debt Maturities

Aggregate annual principal payments for the Company’s credit facility and secured term loans, as amended, mortgages, Statutory Trust I and Statutory Trust II notes for the five years following December 31, 2022 and thereafter are as follows:

Year Ending December 31,	Amount
2023	$123,994
2024	84,886
2025	372,853
2026	—
2027	—
Thereafter	51,548
$633,281
Interest Expense
The table below shows the interest expense incurred by the Company during the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
	2022	2021	2020
Mortgage Loans Payable	12,495	10,537	12,277
Interest Rate Swap Contracts on Mortgages	105	2,477	1,895
Unsecured Notes Payable	12,159	15,073	2,037
Credit Facility and Term Loans	19,593	15,587	21,927
Interest Rate Swap Contracts on Credit Facility and Term Loans*	(433)	7,376	9,524
Deferred Financing Costs Amortization	4,013	4,628	3,551
Other	491	381	574
Total Interest Expense	$48,423	$56,059	$51,785
*Negative amount indicates decrease to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 6 – LEASES
We own two hotels within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. All of our land leases are classified as operating leases and have initial terms, with extension options that range from August 2064 to October 2103. Based on the nature of these leases, the Company assumed that all extension options would be fully executed in the measurement of the right of use assets and lease liabilities. Some of our land leases include variable payments, which are tied to an index such as the consumer price index or include rental payments based partially on the hotel revenues. Lease costs for our land leases are presented as Hotel Ground Rent in the Consolidated Statements of Operations.

We disposed of the following hotels during the year ended December 31, 2022 which had ground leases that were assumed by the buyers: the Courtyard Brookline, the Gate JFK Airport, Hotel Milo, and Towneplace Suites Sunnyvale. Right of Use Assets totaling $24,094 and Lease Liabilities totaling $33,829 were written off upon disposition.

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

The components of lease costs for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the Year Ended December 31, 2022
	Ground Lease	Office Lease	Total
Operating lease costs	$3,391	$483	$3,874
Variable lease costs	962	260	1,222
Total lease costs	$4,353	$743	$5,096

	For the Year Ended December 31, 2021
	Ground Lease	Office Lease	Total
Operating lease costs	$4,228	$483	$4,711
Variable lease costs	172	298	470
Total lease costs	$4,400	$781	$5,181

	For the Year Ended December 31, 2020
	Ground Lease	Office Lease	Total
Operating lease costs	$4,153	$483	$4,636
Variable lease costs	139	253	392
Total lease costs	$4,292	$736	$5,028

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 6 – LEASES (CONTINUED)

Other information related to leases as of and for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Cash paid from operating cash flows for operating leases	$4,834	$4,657
Weighted average remaining lease term in years	50.3	63.5
Weighted average discount rate	7.83%	7.86%

Maturities of lease liabilities as of December 31, 2022 are as follows:

Amount
2023	$2,140
2024	1,991
2025	2,011
2026	2,030
2027	2,051
Thereafter	70,676
Total undiscounted lease payments	80,899
Less imputed interest	(61,896)
Total lease liability	$19,003

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2022, 2021 and 2020, base management fees incurred totaled $10,227, $7,423 and $4,795 respectively, and are recorded as Other Hotel Operating Expenses. For the years ended December 31, 2022, 2021 and 2020, incentive management fees incurred totaled $418, $347 and $0 respectively.
Franchise Agreements
Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the years ended December 31, 2022, 2021 and 2020 were $16,077, $11,262 and $7,237 respectively, and are recorded in Other Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.
Accounting, Revenue Management and Information Technology Fees
Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2022, 2021 and 2020, the Company incurred accounting fees of $996, $1,144 and $1,298 respectively. For the years ended December 31, 2022, 2021 and 2020, the Company incurred information technology fees of $324, $370 and $419 respectively. For the years ended December 31, 2022, 2021 and 2020, the Company incurred revenue management service fees of $2,092, $1,635 and $1,940. Accounting fees, revenue management fees, information technology fees, and revenue management service fees are included in Other Hotel Operating Expenses.
Capital Expenditure Fees
HHMLP charges a fee between 3%-5% on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2022, 2021 and 2020, we incurred fees of $794, $509 and $1,148 respectively, which were capitalized with the cost of the related capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
Hotel Supplies
For the years ended December 31, 2022, 2021 and 2020, we incurred charges for hotel supplies of $—, $3 and $82 respectively. For the years ended December 31, 2022, 2021 and 2020, we incurred charges for capital expenditure purchases of $7,575, $1,034 and $1,212 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.
Insurance Services
Prior to January 1, 2021, the Company utilized the services of the Hersha Group, a risk management business owned, in part, by certain executives and trustees of the Company. The Hersha Group provided consulting and procurement services to the Company related to the placement of property and casualty insurance, placement of general liability insurance, and for claims handling for our hotel properties. Beginning January 1, 2021, these services were provided by a third-party service provider. The total costs of property insurance that we paid through the Hersha Group was $6,968 for the year ended December 31, 2020. This amount paid to the Hersha Group includes insurance premiums and brokerage fees as compensation for brokerage services.
Restaurant Lease Agreements with Independent Restaurant Group
The Company has entered into management agreements with Independent Restaurant Group (“IRG”), subject to the supervision of HHMLP, as property manager, for restaurants at two of its hotel properties.  Jay H. Shah and Neil H. Shah, executive officers and/or trustees of the Company, collectively own a 70.0% interest in IRG. Management fees incurred to IRG were $233 and $163 for the years ended December 31, 2022 and 2021, respectively.

Due From Related Parties
The due from related parties balance as of December 31, 2022 and December 31, 2021 was $245 and $2,495, respectively. The balances primarily consisted of working capital deposits made to HHMLP and other entities owned, in part, by certain executives and trustees of the Company.
Due to Related Parties
The balance due to related parties as of December 31, 2022 and December 31, 2021 was $2,610 and $1,723, respectively. The balance at December 31, 2022 primarily consists of amounts due to HHMLP for monthly management fees discussed above.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
As of December 31, 2022, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2022 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Derivative Instruments
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The table on the following page presents our derivative instruments as of December 31, 2022 and 2021.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset / (Liability) Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	December 31, 2022	December 31, 2021
Term Loan Instruments:
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	—	(970)
Credit Facility	Swap	1.824%	1-Month LIBOR + 2.20%	September 3, 2019	August 10, 2022	103,500	—	(970)
Credit Facility (1)	Swap	1.460%	1-Month LIBOR + 2.00%	September 10, 2019	September 10, 2024	300,000	—	(3,729)
Credit Facility	Swap	1.341%	1-Month SOFR + 2.50%	August 30, 2022	September 10, 2024	270,000	14,123	—
Credit Facility	Swap	1.279%	1-Month SOFR + 2.50%	September 6, 2022	August 4, 2024	30,000	1,533	—

Mortgages:
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	699	(987)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	1,007	(460)
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR +2.25%	July 25, 2019	July 25, 2024	22,725	1,007	(460)
Hilton Garden Inn 52nd Street, New York, NY	Cap	4.000%	1-Month SOFR	December 4, 2022	December 1, 2023	44,325	340	—
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.540%	1-Month LIBOR + 2.30%	December 4, 2019	December 4, 2022	44,325	—	(458)
Courtyard, LA Westside, Culver City, CA (2)	Cap	2.500%	1-Month LIBOR	August 1, 2021	August 1, 2024	35,000	—	92
							$18,709	$(7,942)
(1) This swap was amended on August 26, 2022 to replace the 1-month LIBOR index with a 1-month SOFR index, and $30,000 of the notional amount was terminated.
(2) This cap was terminated during the year ended December 31, 2022 as the hotel was sold and the underlying debt was paid off.

The fair value of the interest rate swaps and caps with an asset balance are included in Other Assets and the fair value of the interest rate swaps and caps with a liability balance are included in Accounts Payable, Accrued Expenses and Other Liabilities on our Consolidated Balance Sheets at December 31, 2022 and December 31, 2021.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains and losses reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain of $25,387, a gain of $16,856, and a loss of $23,842 for the years ended December 31, 2022, 2021 and 2020, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $(1,264), $(1,124) and $2,589 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense during 2022, 2021 and 2020, respectively. During 2023, the Company estimates that an additional $12,518 will be reclassified as a decrease to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Fair Value of Debt
The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2022, the carrying value and estimated fair value of the Company’s debt were $629,885 and $610,401, respectively.  As of December 31, 2021, the carrying value and estimated fair value of the Company’s debt were $1,117,873 and $1,146,699, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
•Short Term Incentive Program - On May 26, 2022, the Compensation Committee approved the 2022 STIP, pursuant to which the executive officers are eligible to earn cash and equity awards based on achieving a threshold, target or maximum level of defined performance objectives at the end of the performance period, December 31, 2022. Any amounts earned are satisfied 50% in cash and 50% in equity awards. The Compensation Committee provided the option to the executive officers to elect equity awards in lieu of cash payment for amounts earned under the 2022 STIP. As of December 31, 2022, no LTIP Units have been issued to the executive officers in settlement of the 2022 STIP.
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
•Long Term Incentive Program - On May 26, 2022, the Compensation Committee approved the 2022 LTIP in which 60% are issuable based on the Company's achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room ("RevPar") compared to the Company’s peer group (25.0% of the award) and the remaining 40% of the awards provide for time-based vesting. On May 26, 2022, the Compensation Committee awarded 194,427 LTIP Units related to the time-based portion of the plan. These Units will vest over a three year period from January 1, 2022 to December 31, 2024. The LTIP Units awarded were determined by dividing the dollar amount of award earned by $9.04, the per share volume weighted average trading price of the Company's common shares on the NYSE for the 20 trading days prior to December 31, 2021. The 60% market-based portion of the 2022 LTIP has a three-year performance period which commenced on January 1, 2022 and ends December 31, 2024.
The Company accounts for the total shareholder return components of these grants as market based awards where     the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period of each individual plan.  The Company accounts for the RevPAR component of the grants as performance-based awards for which the Company assesses the probable achievement of the performance conditions at the end of the reporting period. As of December 31, 2022, no shares or LTIP Units have been issued to the executive officers in settlement of the 2022 market-based LTIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
Share Based Compensation Activity
A summary of our share based compensation activity from January 1, 2020 to December 31, 2022 is as follows:

	LTIP Unit Awards		Restricted Share Awards		Share Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of January 1, 2020	441,201	$17.99	92,102	$17.07	—

Granted	1,112,862	5.24	189,851	5.34	—	N/A
Vested	(655,937)	12.56	(78,962)	12.49	—	N/A
Forfeited	—	N/A	(113)	18.00	—	N/A

Unvested Balance as of December 31, 2020	898,126	6.15	202,878	7.87	—

Granted	1,774,990	10.82	207,748	9.88	32,460	11.31
Vested	(1,014,121)	6.84	(239,736)	7.73	(32,460)	11.31
Forfeited	—	N/A	(150)	11.31	—	N/A

Unvested Balance as of December 31, 2021	1,658,995	10.73	170,740	10.52	—

Granted	194,427	11.25	119,745	9.90	71,832	10.57
Vested	(747,849)	12.46	(126,019)	10.82	(71,832)	10.57
Forfeited	—	N/A	(300)	11.25	—	N/A

Unvested Balance as of December 31, 2022	1,105,573	9.65	164,166	9.83	—

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense and unearned compensation for the years ended December 31, 2022, 2021 and 2020 and as of December 31, 2022 and 2021:

	Share Based Compensation Expense			Unearned Compensation
	For the Year Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
Issued Awards
LTIP Unit Awards	10,910	8,952	6,105	5,311	11,344
Restricted Share Awards	1,027	1,215	2,063	683	834
Share Awards	1,068	367	—	—	—
Unissued Awards
Market Based	1,379	1,499	1,320	2,541	2,230
Total	$14,384	$12,033	$9,488	$8,535	$14,408
The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 0.7 years for LTIP Unit Awards and 0.5 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2023	2024	2025

LTIP Unit Awards	1,046,441	59,132	—
Restricted Share Awards	125,190	35,976	3,000
	1,171,631	95,108	3,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Twelve Months Ended December 31,
	2022	2021	2020
NUMERATOR:
Basic and Diluted*
Net Income (Loss)	$166,060	$(43,355)	$(187,766)
Income (loss) allocated to Noncontrolling Interests	(19,338)	4,524	22,777
Distributions to Preferred Shareholders	(24,174)	(24,174)	(24,176)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(1,209)	—	—
Net Income (Loss) from Continuing Operations attributable to Common Shareholders	$121,339	$(63,005)	$(189,165)

DENOMINATOR:
Weighted average number of common shares - basic	39,368,952	39,089,987	38,613,563
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	1,271,812	—	—
Contingently Issued Shares and Units	549,864	—	—
Weighted average number of common shares - diluted	41,190,628	39,089,987	38,613,563
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during 2022, 2021 and 2020 totaled $40,888, $34,661 and $38,170 respectively. Net Cash paid on Interest Rate Derivative contracts during 2022, 2021 and 2020 totaled $2,544, $11,822 and $7,635, respectively.  Cash paid for income taxes during 2022, 2021 and 2020 was $1,412, $113 and $79, respectively.  The following non-cash investing and financing activities occurred during 2022, 2021 and 2020:

	2022	2021	2020
Common Shares issued as part of the Dividend Reinvestment Plan	$6	$—	$14
Conversion of Common Units and LTIP Units to Common Shares	1,376	3,026	—
Issuance of share based payments	5,239	22,955	7,259
Accrued payables for fixed assets placed into service	—	835	658
Increase in accrued liabilities related to insurance premium financing agreements	4,839	5,820	—
Adjustment to Record Non-Controlling Interest at Redemption Value	2,766	2,310	(3,196)
Right of Use Assets obtained in exchange for Lease Liabilities	—	699	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Cash and cash equivalents	$224,955	$72,238	$16,637
Escrowed cash	5,065	12,707	6,970
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$230,020	$84,945	$23,607

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreements with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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
Preferred Shares
As of December 31, 2022, we have 14,703,214 Cumulative Redeemable Preferred Shares outstanding consisting of three separate Series issuances. Terms of the Series C, Series D and Series E Preferred Shares outstanding at December 31, 2022 and 2021 are summarized as follows:

					Dividend Per Share (1)
	Shares Outstanding				Year Ended December 31,
Series	December 31, 2022	December 31, 2021	Aggregate Liquidation Preference	Distribution Rate	2022	2021
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.7188	$3.4376
Series D	7,701,700	7,701,700	192,543	6.500%	1.6250	3.2500
Series E	4,001,514	4,001,514	100,038	6.500%	1.6250	3.2500
Total	14,703,214	14,703,214

(1) We suspended the payment of our preferred dividends in 2020. The total arrearage as of December 31, 2020 of approximately $24,176 was paid on March 26, 2021. During the year ended December 31, 2021, the Company paid cash dividends on the Company's Series C, Series D and Series E cumulative redeemable preferred stock reflecting accrued and unpaid dividends for the dividend periods ended April 15, 2020, July 15, 2020, October 15, 2020 and January 15, 2021. In addition, the Company paid a cash dividend on all Series of cumulative redeemable preferred stock for the dividend periods ending April 15, 2021, July 15, 2021, October 15, 2021, and declared a similar cash dividend for the fourth dividend period ending January 15, 2021, which was paid on January 18, 2022 to holders of record as of December 31, 2021. The Company is current on dividend obligations on all Series of cumulative redeemable preferred stock as of December 31, 2022.

Our Board of Trustees authorized a share repurchase program for up to $50,000 of common shares which expired on December 31, 2020. For the year ended December 31, 2020, we repurchased 933,436 common shares for an aggregate purchase price of $14,194. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. There was no share repurchase program for the years ended December 31, 2021 and December 31, 2022.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 12 – SHAREHOLDERS’ EQUITY, NONCONTROLLING INTERESTS IN PARTNERSHIP, AND REDEEMABLE NON-CONTROLLING INTERESTS (CONTINUED)
Common Units and LTIP Units
The noncontrolling interest of Common Units and LTIP Units totaled $73,461 as of December 31, 2022 and $51,246 as of December 31, 2021. As of December 31, 2022, there were 6,940,053 Common Units and LTIP Units collectively outstanding with a fair market value of $59,129, based on the price per share of our common shares on the NYSE on such date.
Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2022, 2021 and 2020 was 1,755,193, 1,835,820 and 2,066,615, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During December 31, 2022 and 2021, 80,627 and 241,545 Common Units were converted to common shares, respectively, and there were no conversions of Common Units during the year ended December 31, 2020. In addition, as noted in “Note 9 – Share Based Payments,” during 2022, the Company issued 194,427 LTIP Units. During December 31, 2022, 100,000 LTIP Units were converted to common shares.
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
The balance sheet and financial results of the Ritz Coconut Grove are included in our consolidated financial statements and the noncontrolling interest in the Ritz Coconut Grove is classified as temporary equity within our Consolidated Balance Sheet. The noncontrolling interest in the Ritz Coconut Grove is measured at the put option redemption value, which is defined in the joint venture agreement. For the years ended December 31, 2022, 2021 and 2020, based on the income allocation methodology described above, the noncontrolling interest in this joint venture was allocated losses of $0, $158 and $21, respectively, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests line item within the Consolidated Statements of Operations. We reclassified $2,766 and $2,310 from Additional Paid in Capital to Noncontrolling Joint Venture Interest to recognize the minority interest at the put option redemption value of $5,076 and $2,310, at December 31, 2022 and December 31, 2021, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
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
The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate (21%) to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2022	2021	2020
Statutory federal income tax provision	$35,881	$(9,241)	$(37,365)
Adjustment for nontaxable income for Hersha Hospitality Trust	(32,658)	13,065	29,636
State income taxes, net of federal income tax effect	8,128	(1,367)	(2,720)
Non-deductible expenses, tax credits, and other, net	647	361	(1,317)
Changes in valuation allowance	(7,198)	(1,980)	23,095

Total income tax expense	$4,800	$838	$11,329

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 13 – INCOME TAXES (CONTINUED)
The components of the Company’s income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the year ended December 31,
	2022	2021	2020
Income tax expense (benefit):
Current:
Federal	$—	$—	$(51)
State	4,800	838	(10)
Deferred:
Federal	—	—	7,688
State	—	—	3,702
Total	$4,800	$838	$11,329
The components of consolidated TRS’s net deferred tax asset as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$13,245	$19,084
Accrued expenses and other	773	2,002
Tax credit carryforwards	289	355
Depreciation and amortization	107	171
Total gross deferred tax assets	14,414	21,612
Valuation allowance	(14,414)	(21,612)
Total Net deferred tax assets	$—	$—
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
As of December 31, 2022, we have gross federal net operating loss carryforwards of $42,920 of which $2,365 expire over various periods from 2023 through 2029 and $40,555 carries forward indefinitely.  As of December 31, 2022, we have gross state net operating loss carryforwards of $67,616 of which $56,853 expire over various periods from 2023 to 2040 and $10,763 carries forward indefinitely.  The Company has tax credits of $289 available which begin to expire in 2032.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 13 – INCOME TAXES (CONTINUED)
Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Preferred Shares - 6.875% Series C
Ordinary income	2.17%	0.00%	0.00%
Return of Capital	0.00%	0.00%	100.00%
Capital Gain Distribution	97.83%	100.00%	0.00%
Preferred Shares - 6.5% Series D
Ordinary income	2.17%	0.00%	0.00%
Return of Capital	0.00%	0.00%	100.00%
Capital Gain Distribution	97.83%	100.00%	0.00%
Preferred Shares - 6.5% Series E
Ordinary income	2.17%	0.00%	0.00%
Return of Capital	0.00%	0.00%	100.00%
Capital Gain Distribution	97.83%	100.00%	0.00%
Common Shares - Class A
Ordinary income	2.17%	N/A	0.00%
Return of Capital	0.00%	N/A	100.00%
Capital Gain Distribution	97.83%	N/A	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)
NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$65,132	$98,242	$81,473	$72,793
Food & Beverage	9,056	15,710	14,405	16,642
Other	7,639	9,247	8,263	6,943
Other Revenues	41	91	107	90
Hotel Operating Expenses:
Room	14,590	19,447	17,892	15,811
Food & Beverage	8,404	11,607	11,342	12,780
Other	26,356	36,039	33,425	29,528
Other Expenses	48,160	46,877	(99,524)	2,227
Loss from Unconsolidated Joint Ventures	(936)	357	478	48
Income (Loss) Before Income Taxes	(16,578)	9,677	141,591	36,170
Income Tax Benefit (Expense)	(21)	(93)	(5,402)	716
Net Income (Loss)	(16,599)	9,584	136,189	36,886

Income (loss) Allocated to Noncontrolling Interests	(2,681)	423	15,283	3,547
(Loss) Income Allocated to Noncontrolling Interests - Consolidated Joint Venture	2,273	691	(615)	417
Preferred Distributions	6,044	6,043	6,044	6,043
Net Income (Loss) applicable to Common Shareholders	$(22,235)	$2,427	$115,477	$26,879
Earnings per share:
Basic Net Income (Loss) applicable to Common Shareholders	$(0.57)	$0.06	$2.92	$0.65
Diluted Net Income (Loss) applicable to Common Shareholders	$(0.57)	$0.06	$2.82	$0.62
Weighted Average Common Shares Outstanding - Basic	39,231,550	39,277,269	39,465,645	39,497,268
Weighted Average Common Shares Outstanding - Diluted	39,231,550	40,453,785	40,962,773	41,534,541

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Hotel Operating Revenues:
Room	$39,350	$56,539	$68,302	$73,797
Food & Beverage	3,074	7,230	9,616	11,858
Other	4,729	6,314	7,289	7,768
Other Revenues	12	13	44	54
Hotel Operating Expenses:
Room	9,198	12,350	14,706	15,631
Food & Beverage	2,873	5,409	7,123	9,351
Other	20,109	23,551	28,160	29,695
Other Expenses	5,459	51,198	49,930	51,471
Loss from Unconsolidated Joint Ventures	(658)	(589)	(611)	(434)
Loss Before Income Taxes	8,868	(23,001)	(15,279)	(13,105)
Income Tax Benefit (Expense)	589	(151)	(277)	(999)
Net Loss	9,457	(23,152)	(15,556)	(14,104)

Loss Allocated to Noncontrolling Interests	358	(2,907)	(2,130)	(1,997)
Loss Allocated to Noncontrolling Interests - Consolidated Joint Ventures	(158)	1,968	—	342
Preferred Distributions	6,043	6,044	6,044	6,043
Net Loss applicable to Common Shareholders	$3,214	$(28,257)	$(19,470)	$(18,492)
Earnings per share:
Basic Net Loss applicable to Common Shareholders	$0.08	$(0.72)	$(0.50)	$(0.47)
Diluted Net Loss applicable to Common Shareholders	$0.08	$(0.72)	$(0.50)	$(0.47)
Weighted Average Common Shares Outstanding - Basic	38,970,893	39,097,820	39,139,610	39,149,120
Weighted Average Common Shares Outstanding - Diluted	39,840,474	39,097,820	39,139,610	39,149,120

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2022
(IN THOUSANDS)

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Annapolis Waterfront Hotel, Annapolis, MD	(26,444)	—	43,251	—	4,434	—	47,685	47,685	(6,824)	40,861	3/28/2018
Hilton Garden Inn JFK, JFK Airport, NY	—	—	25,018	—	4,326	—	29,344	29,344	(14,002)	15,342	2/16/2006
Hyatt House White Plains, White Plains, NY	—	8,823	30,273	—	14,075	8,823	44,348	53,171	(21,264)	31,907	12/28/2006
Hampton Inn Seaport, Seaport, NY	—	7,816	19,040	—	1,762	7,816	20,802	28,618	(9,043)	19,575	2/1/2007
NU Hotel Brooklyn, Brooklyn, NY	—	—	22,042	—	2,435	—	24,477	24,477	(9,811)	14,666	1/14/2008
Hilton Garden Inn Tribeca, Tribeca, NY	(45,450)	21,077	42,955	—	1,524	21,077	44,479	65,556	(15,843)	49,713	5/1/2009
Cadillac Hotel & Beach Club, Miami, FL	—	35,700	55,805	—	46,325	35,700	102,130	137,830	(37,540)	100,290	11/16/2011
The Rittenhouse Hotel, Philadelphia, PA	—	7,108	29,556	—	27,638	7,108	57,194	64,302	(31,570)	32,732	3/1/2012
The Boxer Boston, Boston, MA	—	1,456	14,954	—	2,268	1,456	17,222	18,678	(5,791)	12,887	5/7/2012
Holiday Inn Express Chelsea, Manhattan, NY	—	30,329	57,016	—	3,010	30,329	60,026	90,355	(16,754)	73,601	6/18/2012
Hyatt Union Square, Union Square, NY	(56,000)	32,940	79,300	—	4,685	32,940	83,985	116,925	(22,767)	94,158	4/9/2013
Hilton Garden Inn Manhattan Midtown East, Midtown East, NY	(44,325)	45,480	60,762	—	662	45,480	61,424	106,904	(13,467)	93,437	5/27/2014

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2022 (CONTINUED)
(IN THOUSANDS)

		Initial Costs		Costs Capitalized Subsequent to Acquisition (1)		Gross Amounts at Close of Period			Accumulated Depreciation	Net Book Value
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Parrot Key Hotel & Villas, Key West, FL	—	57,889	33,959	—	14,271	57,889	48,230	106,119	(18,578)	87,541	5/7/2014
The Winter Haven Hotel Miami Beach, Miami Beach, FL	—	5,400	18,147	—	1,090	5,400	19,237	24,637	(4,808)	19,829	12/20/2013
The Blue Moon Hotel Miami Beach, Miami Beach, FL	—	4,874	20,354	—	3,200	4,874	23,554	28,428	(5,775)	22,653	12/20/2013
The St. Gregory Hotel, Dupont Circle, Washington D.C.	(23,000)	23,764	33,005	—	7,905	23,764	40,910	64,674	(12,073)	52,601	6/16/2015
The Ritz-Carlton Georgetown, Washington D.C.	—	17,825	29,584	—	4,115	17,825	33,699	51,524	(7,844)	43,680	12/29/2015
The Sanctuary Beach Resort, Marina, CA	(13,661)	20,278	17,319	—	7,442	20,278	24,761	45,039	(8,053)	36,986	1/28/2016
The Envoy Boston Seaport, Boston, MA	—	25,264	75,979	—	4,019	25,264	79,998	105,262	(14,676)	90,586	7/21/2016
Mystic Marriott Hotel & Spa, Groton, CT	—	1,420	40,440	—	10,277	1,420	50,717	52,137	(12,217)	39,920	1/3/2017
The Ritz-Carlton Coconut Grove, Coconut Grove, FL	—	5,185	30,825	—	10,506	5,185	41,331	46,516	(10,353)	36,163	2/1/2017
Philadelphia Westin, Philadelphia, PA	—	19,154	103,406	—	6,084	19,154	109,490	128,644	(16,278)	112,366	6/29/2017
The Ambrose Hotel, Santa Monica, CA	—	18,750	26,839	—	1,693	18,750	28,532	47,282	(5,089)	42,193	12/1/2016
Total Investment in Real Estate	$(208,880)	$390,532	$909,829	$—	$183,746	$390,532	$1,093,575	$1,484,107	$(320,420)	$1,163,687
(1)Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

*    Assets are depreciated over a 7 to 40-year life, upon which the latest income statement is computed.
The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2022, 2021 and 2020 is approximately $1,023,829, $1,450,092 and $1,633,467, respectively.
Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.
See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2022 (CONTINUED)
(IN THOUSANDS)

	2022	2021	2020
Reconciliation of Real Estate
Balance at beginning of year	$2,039,180	$2,220,936	$2,228,864
Additions during the year	1,460	5,322	17,967
Dispositions	(556,533)	(187,078)	(25,895)
Total Real Estate	$1,484,107	$2,039,180	$2,220,936

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$406,710	$396,016	$340,499
Depreciation for year	48,286	57,768	64,083
Accumulated depreciation on assets sold	(134,576)	(47,074)	(8,566)
Balance at the end of year	$320,420	$406,710	$396,016

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Hersha Hospitality Trust:
Opinion on Internal Control Over Financial Reporting

We have audited Hersha Hospitality Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2023

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Trustees, Executive Officers and Corporate Governance
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2023 Annual Meeting of Shareholders.

Item 11.    Executive Compensation
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2023 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2023 Annual Meeting of Shareholders.
SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS
As of December 31, 2022, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	-	-	1,297,507
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,297,507
(1)    Represents shares issuable under the Company’s 2012 Amended and Restated Equity Incentive Plan. On January 1, 2012, the Company’s 2008 Equity Incentive Plan (the “2008 EIP”) was terminated. Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.    Certain Relationships and Related Transactions, and Trustee Independence
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2023 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services
The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2023 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    Documents filed as part of this report.
1.    Financial Statements:
The following financial statements are included in this report on pages 51 to 101:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
The following financial statement schedule is included in this report on pages 102 to 104: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2022.
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

4.5	Form of Trust Preferred Security Certificate (included in Exhibit C).
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

4.9	Form of Trust Preferred Security Certificate (included in Exhibit C).
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

10.17
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

10.23
Form of Third Amended and Restated Employment Agreement, dated August 3, 2020 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference herein).

10.24
Purchase Agreement, dated as of February 17, 2021, by and among the Company, the Operating Partnership and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed on Schedule I attached thereto (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 22, 2021).

10.25
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

10.26
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

HERSHA HOSPITALITY TRUST
February 23, 2023	/s/ Neil H. Shah
Neil H. Shah
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay H. Shah	Chairman and Trustee	February 23, 2023
Jay H. Shah

/s/ Neil H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 23, 2023
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 23, 2023
Donald J. Landry

/s/ Jackson Hsieh	Trustee	February 23, 2023
Jackson Hsieh

/s/ Thomas J. Hutchison III	Trustee	February 23, 2023
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	February 23, 2023
Michael A. Leven

/s/ Dianna F. Morgan	Trustee	February 23, 2023
Dianna F. Morgan

/s/ John M. Sabin	Trustee	February 23, 2023
John M. Sabin