Form 10-Q
period 2023-03-31
HERSHA HOSPITALITY TRUST
filed 2023-04-27
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, the number of Class A common shares of beneficial interest outstanding was 39,876,306 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	March 31, 2023	December 31, 2022
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,186,707	$1,189,239
Investment in Unconsolidated Joint Ventures	4,636	4,989
Cash and Cash Equivalents	193,574	224,955
Escrow Deposits	4,557	5,065
Hotel Accounts Receivable	4,814	8,922
Due from Related Parties	147	245
Intangible Assets, Net of Accumulated Amortization of $1,240 and $1,211	654	684
Right of Use Assets	15,954	16,226
Other Assets	34,210	38,552
Total Assets	$1,445,253	$1,488,877

Liabilities and Equity:
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	$370,986	$370,636
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,908	50,895
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	208,186	208,354
Lease Liabilities	18,715	19,003
Accounts Payable, Accrued Expenses and Other Liabilities	41,336	44,148
Dividends and Distributions Payable	8,440	31,694
Due to Related Parties	2,239	2,610
Total Liabilities	$700,810	$727,340

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$6,466	$5,076

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at March 31, 2023 and December 31, 2022, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at March 31, 2023 and December 31, 2022; 39,874,899 and 39,697,451 Shares Issued and Outstanding at March 31, 2023 and December 31, 2022, respectively	399	398
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2023 and December 31, 2022	—	—
Accumulated Other Comprehensive Income	12,751	16,213
Additional Paid-in Capital	1,157,015	1,157,057
Distributions in Excess of Net Income	(506,358)	(490,815)
Total Shareholders' Equity	663,954	683,000

Noncontrolling Interests (Note 1)	74,023	73,461

Total Equity	737,977	756,461

Total Liabilities and Equity	$1,445,253	$1,488,877
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2023	2022
Revenue:
Hotel Operating Revenues:
Room	$57,516	$65,132
Food & Beverage	10,927	9,056
Other Operating Revenues	6,648	7,639
Other Revenues	59	41
Total Revenues	75,150	81,868
Operating Expenses:
Hotel Operating Expenses:
Room	14,469	14,590
Food & Beverage	10,894	8,404
Other Operating Expenses	27,351	26,356
Property Losses in Excess of Insurance Recoveries	—	25
Hotel Ground Rent	318	1,090
Real Estate and Personal Property Taxes and Property Insurance	6,181	8,483
General and Administrative (including Share Based Payments of $2,052 and $2,541 for the three months ended March 31, 2023 and 2022, respectively)	4,932	5,318
Depreciation and Amortization	13,669	19,276
Total Operating Expenses	77,814	83,542

Operating Loss	(2,664)	(1,674)

Interest Income	1,739	1
Interest Expense	(9,089)	(13,870)
Other Income (Expense)	913	(99)
Loss on Debt Extinguishment	(14)	—
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(9,115)	(15,642)

Loss from Unconsolidated Joint Ventures	(352)	(936)

Loss Before Income Taxes	(9,467)	(16,578)

Income Tax Expense	(34)	(21)

Net Loss	(9,501)	(16,599)

Loss Allocated to Noncontrolling Interests - Common Units	1,996	2,681
Income Allocated to Noncontrolling Interests - Consolidated Joint Venture	(1,390)	(2,273)
Preferred Distributions	(6,044)	(6,044)

Net Loss Applicable to Common Shareholders	$(14,939)	$(22,235)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2023	2022
Loss Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(0.38)	$(0.57)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(0.38)	$(0.57)

Weighted Average Common Shares Outstanding:
Basic	39,626,231	39,231,550
Diluted*	39,626,231	39,231,550
*Loss allocated to noncontrolling interest in Hersha Hospitality Limited Partnership (the “Operating Partnership” or “HHLP”) has been excluded from the numerator and the Class A common shares issuable upon any redemption of the Operating Partnership’s common units of limited partnership interest (“Common Units”) and the Operating Partnership’s vested LTIP units (“Vested LTIP Units”) have been omitted from the denominator for the purpose of computing diluted earnings per share because the effect of including these shares and units in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) applicable to common shareholders.
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Common Units and Vested LTIP Units	5,840,197	5,267,258
Unvested Stock Awards and LTIP Units Outstanding	78,391	681,150
Contingently Issuable Share Awards	1,114,355	296,157
Total Potentially Dilutive Securities Excluded from the Denominator	7,032,943	6,244,565
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2023	2022
Net Loss	$(9,501)	$(16,599)
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	(3,979)	15,489
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Loss	7	(367)
Total Other Comprehensive (Loss) Income	$(3,972)	$15,122

Comprehensive Loss	(13,473)	(1,477)
Less: Comprehensive Loss Attributable to Noncontrolling Interests - Common Units	2,506	890
Less: Comprehensive Income Attributable to Noncontrolling Interests - Consolidated Joint Venture	(1,390)	(2,273)
Less: Preferred Distributions	(6,044)	(6,044)
Comprehensive Loss Attributable to Common Shareholders	$(18,401)	$(8,904)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2022	5,076	39,697,451	398	—	14,703,214	147	1,157,057	16,213	(490,815)	683,000	6,940,053	73,461	756,461
Issuance Costs/Other	—	—	—	—	—	—	(2)	—	—	(2)	—	—	(2)
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Common Shares ($0.05 per share)	—	—	—	—	—	—	—	—	(1,994)	(1,994)	—	—	(1,994)
Common Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(88)	(88)
LTIP Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Dividend Reinvestment Plan	—	8,975	—	—	—	—	72	—	—	72	—	—	72
Share Based Compensation:
Grants	—	168,473	1	—	—	—	(1)	—	—	—	1,104,874	—	—
Amortization	—	—	—	—	—	—	1,279	—	—	1,279		3,470	4,749
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(3,462)	—	(3,462)	—	(510)	(3,972)
Adjustment to Record Noncontrolling Interest at Redemption Value	1,390	—	—	—	—	—	(1,390)	—	—	(1,390)	—	—	(1,390)
Net Loss	—	—	—	—	—	—	—	—	(7,505)	(7,505)	—	(1,996)	(9,501)
Balance at March 31, 2023	6,466	39,874,899	399	—	14,703,214	147	1,157,015	12,751	(506,358)	663,954	8,044,927	74,023	737,977

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive (Loss) Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2021	2,310	39,325,025	394	—	14,703,214	147	1,155,034	(6,211)	(592,314)	557,050	6,926,253	51,246	608,296
Issuance Costs/Other	—	—	—	—	—	—	(39)	—	—	(39)	—	—	(39)
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Share Based Compensation:
Grants	—	29,868	—	—	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	—	—	—	764	—	—	764	—	1,777	2,541
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	13,288	—	13,288	—	1,834	15,122
Adjustment to Record Noncontrolling Interest at Redemption Value	2,273	—	—	—	—	—	(2,273)	—	—	(2,273)	—	—	(2,273)
Net Income	—	—	—	—	—	—	—	—	(13,918)	(13,918)	—	(2,681)	(16,599)
Balance at March 31, 2022	4,583	39,354,893	394	—	14,703,214	147	1,153,486	7,077	(612,276)	548,828	6,926,253	52,176	601,004

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net Loss	$(9,501)	$(16,599)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Property Losses in Excess of Insurance Recoveries	—	25
Junior Note PIK Interest Added to Principal	—	1,855
Depreciation	13,639	19,195
Amortization	685	1,484
Equity in Loss of Unconsolidated Joint Ventures	352	936
Loss (Gain) Recognized on Change in Fair Value of Derivative Instrument	7	(367)
Share Based Compensation Expense	2,052	2,541
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	4,108	1,370
Other Assets	112	194
Due from Related Parties	98	2,342
Increase (Decrease) in:
Due to Related Parties	(371)	(1,284)
Accounts Payable, Accrued Expenses and Other Liabilities	(1,184)	3,304
Net Cash Provided by Operating Activities	$9,997	$14,996

Investing Activities:
Capital Expenditures	(9,953)	(4,219)
Contributions to Unconsolidated Joint Ventures	—	(485)
Net Cash Used in Investing Activities	$(9,953)	$(4,704)

Financing Activities:
Principal Repayment of Mortgages	(311)	(553)
Deferred Financing Costs	—	(196)
Dividends Paid on Common Shares	(21,761)	—
Dividends Paid on Preferred Shares	(6,044)	(6,044)
Distributions Paid on Common Units and LTIP Units	(3,817)	—
Net Cash Used in Financing Activities	$(31,933)	$(6,793)

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(31,889)	$3,499
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	230,020	84,945

Cash, Cash Equivalents, and Restricted Cash - End of Period	$198,131	$88,444
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of March 31, 2023, we owned an approximate 83.2% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three months ended March 31, 2023 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2022.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $74,023 as of March 31, 2023 and $73,461 as of December 31, 2022. As of March 31, 2023, there were 8,044,927 Common Units and LTIP Units outstanding with a fair market value of $54,062, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

The noncontrolling interest in the Ritz Coconut Grove is measured at the greater of historical cost or the put option redemption value, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture line item within the Consolidated Statements of Operations. The value of the noncontrolling interest at the put option redemption value was $6,466 as of March 31, 2023. As such, we reclassified $1,390 from Additional Paid in Capital to Redeemable Noncontrolling Interests - Consolidated Joint Venture during the three months ended March 31, 2023 to record the noncontrolling interest at the estimated value of the put option.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at March 31, 2023 and December 31, 2022 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2023	December 31, 2022	Aggregate Liquidation Preference	Distribution Rate	2023	2022
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.4297	$0.4297
Series D	7,701,700	7,701,700	$192,500	6.500%	$0.4063	$0.4063
Series E	4,001,514	4,001,514	$100,000	6.500%	$0.4063	$0.4063
Total	14,703,214	14,703,214

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
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
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
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
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

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined that these errors and the related impact did not, either individually or in the aggregate, materially misstate previously issued consolidated financial statements. To reflect the correction of these immaterial errors, the Company is revising the previously issued consolidated financial statements for the three months ended March 31, 2022 in this Form 10-Q. As a result, the Company has corrected the immaterial misstatements as disclosed in the following tables for all impacted financial statement line items in prior periods.

	For the Three Months Ended
	March 31, 2022
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Interest Expense	$(14,237)	$367	$(13,870)
Loss Before Results from Unconsolidated Joint Venture Investments and Income Taxes	(16,009)	367	(15,642)
Loss Before Income taxes	(16,945)	367	(16,578)
Net Loss	(16,966)	367	(16,599)
Loss Allocated to Noncontrolling Interests - Common Units	2,724	(43)	2,681
Net Loss Applicable to Common Shareholders	(22,559)	324	(22,235)
Net Loss Per Share:
Basic - Loss from Continuing Operations Applicable to Common Shareholders	$(0.58)	$0.01	$(0.57)
Diluted - Loss from Continuing Operations Applicable to Common Shareholders	$(0.58)	$0.01	$(0.57)
Consolidated Statement of Comprehensive Income (Loss):
Net Loss	$(16,966)	$367	$(16,599)
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Loss	—	(367)	(367)
Total Other Comprehensive Income	15,489	(367)	15,122
Consolidated Statement of Cash Flows:
Operating Activities:
Net Loss	(16,966)	367	(16,599)
Loss (Gain) Recognized on Change in Fair Value of Derivative Instrument	—	(367)	(367)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Land	$390,532	$390,532
Buildings and Improvements	1,098,258	1,093,575
Furniture, Fixtures and Equipment	206,189	203,369
Construction in Progress	10,647	7,105
	1,705,626	1,694,581
Less Accumulated Depreciation	(518,919)	(505,342)
Total Investment in Hotel Properties *	$1,186,707	$1,189,239
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $36,951 and $37,303 at March 31, 2023 and December 31, 2022, respectively.

Acquisitions
For the three months ended March 31, 2023 and 2022, we acquired no hotel properties.

Hotel Dispositions
During the year ended December 31, 2022, we had the following hotel dispositions:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Urban Select Service (7 hotels)	June 2005 - October 2016	8/4/2022, 10/26/22	$505,000	$170,193
Hotel Milo Santa Barbara	02/28/2014	10/06/2022	55,000	25,784
Pan Pacific Seattle	02/21/2017	10/19/2022	70,000	1,532
Gate hotel JFK Airport	06/13/2008	11/02/2022	11,000	—
2022 Total				$197,509

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2023 and December 31, 2022, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned	March 31, 2023	December 31, 2022
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%	$—	$—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%	4,636	4,989
			$4,636	$4,989

Income/Loss Allocation

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

Loss recognized during the three months ended March 31, 2023 and 2022, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2023	2022
Hiren Boston, LLC*	$—	$(258)
SB Partners, LLC	—	(310)
SB Partners Three, LLC	(352)	(368)
Loss from Unconsolidated Joint Venture Investments	$(352)	$(936)

*On November 30, 2022, we sold our 50% membership interest in Hiren Boston, LLC.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022.

Balance Sheets

	March 31, 2023	December 31, 2022
Assets
Investment in Hotel Properties, Net	$46,290	$47,356
Other Assets	11,256	11,803
Total Assets	$57,546	$59,159

Liabilities and Equity
Mortgages	$50,060	$50,236
Other Liabilities	10,081	10,012
Equity:
Hersha Hospitality Trust	1,877	2,630
Joint Venture Partner(s)	(4,472)	(3,719)
Total Equity	(2,595)	(1,089)

Total Liabilities and Equity	$57,546	$59,159

Statements of Operations

	Three Months Ended March 31,
	2023	2022
Room Revenue	$2,298	$2,647
Other Revenue	126	186
Operating Expenses	(1,635)	(2,455)
Lease Expense	(134)	(257)
Property Taxes and Insurance	(374)	(572)
General and Administrative	(10)	(20)
Depreciation and Amortization	(1,072)	(1,253)
Interest Expense	(803)	(668)
Income Tax Expense	98	125
Net Loss	$(1,506)	$(2,267)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Our share of equity recorded on the joint ventures' financial statements	$1,877	$2,630
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	2,759	2,359
Investment in Unconsolidated Joint Ventures	$4,636	$4,989
(1)  Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Derivative Asset	$14,730	$18,709
Deferred Financing Costs	1,008	1,197
Prepaid Expenses	9,437	10,481
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	1,936	2,026
Deposits with Unaffiliated Third Parties	574	597
Deferred Tax Asset, Net of Valuation Allowance of $15,586 and $14,414, respectively	—	—
Swap Interest Receivable	1,104	932
Other	3,873	3,062
	$34,210	$38,552
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

Deferred Tax Asset – We have $0 of net deferred tax assets as of March 31, 2023. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and at the current time, we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded.

Swap Interest Receivable – Swap Interest Receivable represents amounts due from counterparties under our swap agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT
Mortgages
Mortgages payable at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Mortgage Indebtedness	$208,570	$208,880
Net Unamortized Premium	5	7
Net Unamortized Deferred Financing Costs	(389)	(533)
Mortgages Payable	$208,186	$208,354

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 4.02% to 9.00% as of March 31, 2023.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of March 31, 2023.

As of March 31, 2023, the maturity dates for the outstanding mortgage loans ranged from June 2023 to July 2024. For mortgages with maturity dates within the next twelve months, we plan to refinance each mortgage before their maturities, or use available cash on hand or capacity under our revolving line of credit to pay the obligation.

Credit Facilities

On August 4, 2022, we entered into a credit agreement (the "Credit Agreement"), which provided for a secured term loan of $400,000 and secured revolving line of credit with capacity of $100,000, both of which mature on August 4, 2024. Borrowings under the Credit Agreement bear interest at a rate of Term Secured Overnight Financing Rate ("SOFR") plus a 250 basis point spread. The following table summarizes the secured term loan balances outstanding as of March 31, 2023 and December 31, 2022:

	Outstanding Balance
	March 31, 2023	December 31, 2022
Principal	$372,853	$372,853
Deferred Loan Costs	(1,867)	(2,217)
Total Secured Term Loan	$370,986	$370,636

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

The Credit Agreement contains financial covenants, including a fixed charge coverage ratio of not less than 1.35 to 1.00; and a maximum leverage ratio of not more than 60%. We have determined that we are in compliance with all covenants contained in the Credit Agreement as of March 31, 2023.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)
The amount that we can borrow at any given time under the Credit Agreement is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of March 31, 2023, the following hotel properties secure the Credit Agreement:

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

The weighted average interest rate on our credit facilities, including our Prior Facilities and including the effect of derivative instruments, was 4.47% and 3.51% for the three months ended March 31, 2023 and 2022, respectively.

Notes Payable

Notes payable at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Statutory Trust I and Statutory Trust II Notes Payable Indebtedness	$51,548	$51,548
Net Unamortized Deferred Financing Costs	(640)	(653)
Statutory Trust I and Statutory Trust II Notes Payable	$50,908	$50,842

We have two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum. This rate resets 2 business days prior to each quarterly payment. The related deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 7.67% and 3.17% for the three months ended March 31, 2023 and 2022, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)
Interest Expense

The table below summarizes interest expense incurred by the Company during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Mortgage Loans Payable	$3,797	$2,529
Interest Rate Swap Contracts on Mortgages	(676)	565
Unsecured Notes Payable	1,002	4,406
Credit Facility and Term Loans	6,628	3,649
Interest Rate Swap Contracts on Credit Facilities	(2,463)	1,455
Deferred Financing Costs Amortization	697	1,191
Other	104	75
Total Interest Expense	$9,089	$13,870

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 6 – LEASES

As of March 31, 2023, we own two hotels (the Hilton Garden Inn JFK and the Annapolis Waterfront Hotel) within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. Our land leases are classified as operating leases and have initial terms with extension options that range from August 2064 to October 2103. We also have two additional office space leases for our Philadelphia office and New York City office. Our Philadelphia office lease ended in March 2023, and we have subsequently entered into a new lease agreement which commenced in April 2023. Our New York City office lease term is through December 2027. Lease costs for our office spaces are included in General and Administrative expense.

We disposed of the following hotels during the year ended December 31, 2022 which had ground leases that were assumed by the buyers: the Courtyard Brookline, the Gate JFK Airport, Hotel Milo, and Towneplace Suites Sunnyvale.

The components of lease costs for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$303	$121	$424	$1,050	$88	$1,138
Variable lease costs	15	81	96	40	70	110
Total lease costs	$318	$202	$520	$1,090	$158	$1,248

Other information related to leases as of and for the three months ended March 31, 2023 and 2022 is as follows:

	March 31, 2023	March 31, 2022
Cash paid from operating cash flow for operating leases	$538	$1,085
Weighted average remaining lease term (in years)	50.7	63.4
Weighted average discount rate	7.84%	7.86%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2023 and 2022, base management fees incurred to HHMLP totaled $1,698 and $1,999, respectively, and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties that are not managed by the brand are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, advertising services and certain other charges, and such payments are primarily based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2023 and 2022 were $2,669 and $3,052, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting, Revenue Management and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. Revenue management service fees are incurred to reimburse HHMLP for costs related to corporate level direct sales and sales support, and are allocated based on total hotel revenue. For the three months ended March 31, 2023 and 2022, the Company incurred the following fees which are included in Hotel Operating Expenses under Other:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Accounting fees	$205	277
Information technology fees	70	87
Revenue management service fees	449	574

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Capital Expenditure Fees

HHMLP charges fees between 3% and 5% on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2023 and 2022, we incurred fees of $304 and $83, respectively, which were capitalized with the cost of capital expenditures.

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

Hotel Supplies

We purchase certain hotel supplies and make certain capital expenditures from Hersha Purchasing and Design (HPD), a hotel supply company owned, in part, by certain executives and trustees of the Company. We did not incur charges for hotel supplies purchased from HPD for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, we incurred charges of $888 and $889, respectively, for capital expenditure purchases from HPD. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.

Insurance Services

The Company utilizes the services of HHMLP to provide risk management services to the Company related to the placement of property and casualty insurance, placement of general liability insurance and claims handling for our hotel properties. The fees incurred for these risk management services for the three months ended March 31, 2023 and 2022 were $20 and $30, respectively.

Restaurant Lease Agreements with Independent Restaurant Group

The Company has entered into management agreements with Independent Restaurant Group (“IRG”), owned, in part, by certain executives and trustees of the Company. IRG is subject to the supervision of HHMLP, as property manager, for restaurants at two of its hotel properties. For the three months ended March 31, 2023 and 2022, management fees incurred to IRG totaled $74 and $43, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2023 and December 31, 2022 was approximately $147 and $245, respectively. The balances primarily consist of asset management fees due from our unconsolidated joint ventures.

Due to Related Parties

The balance due to related parties as of March 31, 2023 and December 31, 2022 was $2,239 and $2,610, respectively. The balance at March 31, 2023 and December 31, 2022 primarily consisted of amounts due to HHMLP for monthly management fees discussed above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
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

As of March 31, 2023, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of March 31, 2023 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The following table presents our derivative instruments as of March 31, 2023 and December 31, 2022:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	March 31, 2023	December 31, 2022
Term Loan Instruments:
Credit Facility	Swap	1.341%	1-Month SOFR + 2.50%	August 30, 2022	September 10, 2024	270,000	$11,314	$14,123
Credit Facility	Swap	1.279%	1-Month SOFR + 2.50%	September 6, 2022	August 4, 2024	30,000	1,222	1,533

Mortgages:
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	318	699
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	802	1,007
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	802	1,007
Hilton Garden Inn 52nd Street, New York, NY	Cap	4.000%	1-Month LIBOR	December 4, 2022	December 1, 2023	44,325	272	340
							$14,730	$18,709

The fair value of the interest rate swaps and cap are included in Other Assets at March 31, 2023 and December 31, 2022.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains reflected on our consolidated balance sheet in accumulated other comprehensive income was a (loss)/gain of $(3,972) and $15,122 for the three months ended March 31, 2023 and 2022, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made and received on the Company’s variable-rate derivatives. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $7 and $(367) of net unrealized gains from accumulated other comprehensive income as an increase/decrease to interest expense for the three months ended March 31, 2023 and 2022, respectively. For the next twelve months ending March 31, 2024, we estimate that an additional $11,490 will be reclassified as a decrease to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2023, the carrying value and estimated fair value of our debt was $630,080 and $610,845, respectively. As of December 31, 2022, the carrying value and estimated fair value of our debt was $629,885 and $610,401, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – SHARE BASED PAYMENTS
A summary of our share based compensation activity from December 31, 2022 to March 31, 2023 is as follows:

	LTIP Unit Awards			Restricted Share Awards		Share Awards
	Number of Units		Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of December 31, 2022	1,105,573		$9.65	164,166	$9.83	—
Granted	1,104,874	(1)	5.90	52,710	5.90	118,530	$6.45
Vested	(51,452)		5.90	(48,462)	11.21	(118,530)	6.45
Forfeited	—		N/A	(2,767)	10.52	—	N/A
Unvested Balance as of March 31, 2023	2,158,995		$7.82	165,647	$8.17	—
(1) On March 22, 2023, 1,104,874 Units were issued to the executive officers in settlement of the 2022 Short Term Incentive Program. These Units vest on December 31, 2024, the two year anniversary following the end of the performance period and were determined by dividing the dollar amount of award earned by $9.32, the per share volume weighted average trading price of the Company's common shares on the NYSE for the 20 trading days prior to December 31, 2022.
The following table summarizes share based compensation expense for the three months ended March 31, 2023 and 2022 and unearned compensation as of March 31, 2023 and December 31, 2022:

	Share Based Compensation Expense		Unearned Compensation
	For the Three Months Ended		As of
	March 31, 2023	March 31, 2022	March 31, 2023	December 31, 2022
Issued Awards
LTIP Unit Awards	$773	$1,777	$8,359	$5,311
Restricted Share Awards	199	192	721	683
Share Awards	810	287	—	—
Unissued Awards
Market Based	270	285	2,271	2,541
Total	$2,052	$2,541	$11,351	$8,535
The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.0 years for LTIP Unit Awards and 0.9 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2023	2024	2025	2026
LTIP Unit Awards	1,046,441	1,112,554	—	—
Restricted Share Awards	73,961	73,758	10,464	7,464
	1,120,402	1,186,312	10,464	7,464

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2023	2022
NUMERATOR:
Basic and Diluted*
Net loss	$(9,501)	$(16,599)
Loss allocated to Noncontrolling Interests	606	408
Distributions to Preferred Shareholders	(6,044)	(6,044)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(116)	—
Net loss applicable to Common Shareholders	$(15,055)	$(22,235)

DENOMINATOR:
Weighted average number of common shares - basic	39,626,231	39,231,550
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	—
Contingently Issued Shares and Units	—	—
Weighted average number of common shares - diluted	39,626,231	39,231,550
*Loss allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units and Vested LTIP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to loss applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the three months ended March 31, 2023 and 2022 totaled $11,024 and $8,390, respectively. Net cash received on Interest Rate Derivative contracts during the three months ended March 31, 2023 totaled $2,973 and net cash paid on Interest Rate Derivative contracts during the three months ended March 31, 2022 totaled $2,496. Cash paid for income taxes during the three months ended March 31, 2023 and 2022 totaled $220 and $32, respectively. The following non-cash investing and financing activities occurred during the three months ended March 31, 2023 and 2022:

	2023	2022
Issuance of share based payments	$6,819	$—
Accrued payables for capital expenditures placed into service	2,724	914
Adjustment to Record Noncontrolling Interest at Redemption Value	1,390	2,273

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

	2023	2022
Cash and cash equivalents	$193,574	$77,447
Escrowed cash	4,557	10,997
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$198,131	$88,444

Amounts included in restricted cash represent those required to be set aside in escrow by contractual agreement with various lenders for the payment of specific items such as property insurance, property tax, and capital expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” "could," "will," "would," "forecast," "project," "potential," "likely," and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report and other reports filed by us with the U.S. Securities and Exchange Commission (the "SEC"), including, but not limited to those discussed in the sections entitled “Risk Factors” and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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
● world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels; and
● the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2023, we owned interests in 25 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, Monterey Bay, Key West, and Miami, including 22 wholly-owned hotels, 1 hotel through our interest in a consolidated joint venture, and interests in 2 hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2023, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We started to realize the effects from the global economic slowdown caused by the COVID-19 pandemic in March of 2020. In response to the COVID-19 pandemic, we completed several hotel dispositions to enhance our liquidity to address our various debt obligations and limit capital expenditures.

During 2022, we closed on the sale of ten hotel properties for consideration of $641.0 million. The proceeds from the sales were used to pay off the Company's unsecured notes facility at a redemption price of $164.4 million, and to pay down amounts borrowed under the Company’s line of credit and term loans. On August 4, 2022, the Company entered into a new credit agreement for a senior secured credit facility which provided for a $100.0 million revolving line of credit and a $400.0 million term loan. The Company made an initial draw of $400.0 million on the facility’s term loan, using the proceeds to pay off the remaining balances under the Company’s prior line of credit and term loans, effectively reducing the Company’s borrowings and moving the maturity of borrowings under the Company’s credit facility to August of 2024. The $100.0 million line of credit provided by the new credit facility remains undrawn.

The manner in which the ongoing COVID-19 pandemic will be resolved or the manner that the hospitality and tourism industries will return to historical performance norms, and whether the economy will contract or grow are not reasonably predictable. As a result, there can be no assurances that we will be able to achieve the hotel operating metrics or the results at our properties we have forecasted. Factors that might contribute to less-than-anticipated performance include those described under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 and other documents that we may file with the SEC in the future. We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $6,736 to $75,091 for the three months ended March 31, 2023 compared to $81,827 for the same period in 2022.  This decrease is primarily attributable to the sale of ten hotel properties in the third and fourth quarters of 2022, which contributed hotel operating revenue of $17,048 during the three months ended March 31, 2022. This decrease is partially offset by an increase in demand across our portfolio in 2023 as demand was suppressed by the Omicron variant during the three months ended March 31, 2022.

Expenses

Total hotel operating expenses increased $3,364 to $52,714 for the three months ended March 31, 2023 compared to $49,350 for the three months ended March 31, 2022. The increase in hotel operating expenses is due primarily to the reopening of food and beverage outlets at several of our hotels and due to increased occupancy at our hotels for the three months ended March 31, 2023 as a result of the increase in demand noted above. This is partially offset by the sale of ten hotel properties in the third and fourth quarters of 2022, which contributed hotel operating expense of $8,776 during the three months ended March 31, 2022.

Hotel ground rent decreased by $772, or 70.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of the disposal of the following hotels during the year ended December 31, 2022 which had ground leases that were assumed by the buyers: the Courtyard Brookline, the Gate JFK Airport, Hotel Milo and Towneplace Suites Sunnyvale. As of March 31, 2023, we have two hotels in our portfolio in which we incur ground rent: the Hilton Garden Inn JFK and the Annapolis Waterfront Hotel.

Real estate and personal property tax and property insurance decreased $2,302, or 27.1%, for the three months ended March 31, 2023 when compared to the same period in 2022, which is primarily driven by the sale of ten hotel properties in the third and fourth quarters of 2022 noted above.

General and administrative expense decreased $386, or 7.3%, from $5,318 for the three months ended March 31, 2022 to $4,932 for the same period in 2023. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation decreased $489 when comparing the three months ended March 31, 2023 to the same period in 2022. This increase resulted primarily from a difference in the timing of share based compensation recognition. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Depreciation and amortization decreased by $5,607, or 29.1%, to $13,669 for the three months ended March 31, 2023 from $19,276 for the three months ended March 31, 2022. The decrease is primarily attributable to the sale of ten hotels in 2022 noted above, and assets that fully depreciated during 2022.

Operating Loss

Operating loss for the three months ended March 31, 2023 was $2,664 compared to an operating loss of $1,674 during the same period in 2022. This increase is primarily driven by an increase in hotel operating expenses and a decrease in the hotel operating revenues, described above.

Interest Income

Interest income increased $1,738 from $1 for the three months ended March 31, 2022 to $1,739 for the three months ended March 31, 2023. The increase in interest income is primarily driven by an increase in cash and cash equivalents as a result of the 2022 hotel dispositions noted above, and a corresponding increase in interest rates on the interest income earned on cash and cash equivalents.

Interest Expense

Interest expense decreased $4,781 from $13,870 for the three months ended March 31, 2022 to $9,089 for the three months ended March 31, 2023. The decrease in interest expense is primarily driven by the pay down of the amount drawn under the prior line of credit of $118,684 on August 4, 2022, the decrease in the principal term loan balance of $97,481 after the credit refinancing on August 4, 2022, and the pay off of certain unsecured notes payable on August 4, 2022 which had a principal balance of $158,094.

Other Income (Expense)

Other income was $913 for the three months ended March 31, 2023 compared to other expense of $99 for the three months ended March 31, 2022. Other income during the three months ended March 31, 2023 primarily consists of the recovery of certain receivables associated with properties sold in 2022 that we had previously deemed uncollectible.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Loss from our unconsolidated joint ventures decreased by $584 to a loss of $352 for the three months ended March 31, 2023 compared to loss of $936 during the same period in 2022. The loss from unconsolidated joint ventures for the three months ended March 31, 2022 includes a loss of $258 for Hiren Boston, LLC, which we sold on November 30, 2022. The remaining decrease in loss is attributable to improved operating results at our remaining two South Boston joint ventures for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Income Tax Expense

During the three months ended March 31, 2023, the Company recorded income tax expense of $34 compared to income tax expense of $21 for the three months ended March 31, 2022.

After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of March 31, 2023, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at March 31, 2023 is $0. Absent the valuation allowance and the impact of hotel dispositions, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2023 was $14,939 compared to net loss applicable to common shareholders of $22,235 during the same period in 2022. This increase is primarily driven by decreases in interest expense, depreciation and amortization, and real estate and personal property taxes and property insurance, and an increase in interest income in 2023 as compared to the same period in 2022.

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

As of March 31, 2023 we had no off-balance sheet arrangements.

Credit Facility and Term Loans

On August 4, 2022, we entered into a credit agreement (the "Credit Agreement"), with certain lenders, for whom Citibank, N.A. ("Citibank") acted as the administrative agreement and collateral agent, Wells Fargo Bank, N.A. and Manufacturers and Traders Trust Company acted as the co-syndication agents, and Citibank, Wells Fargo Securities, LLC, and Manufacturers and Traders Trust Company acted as joint lead arrangers and joint book running managers. The Credit Agreement provided for a new secured term loan of $400.0 million and secured revolving line of credit with capacity of $100.0 million which mature in August of 2024. Immediately upon entering into the Credit Agreement, proceeds from the $400.0 million new term loan, along with a portion of the proceeds from the dispositions discussed in Note 2 – Investment in Hotel Properties, were used to pay off and terminate all borrowings under the Prior Facilities.

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

Acquisitions

During the three months ended March 31, 2023 and 2022, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of capital are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Dispositions

During the three months ended March 31, 2023 and 2022, there were no hotel property dispositions.
Operating Liquidity and Capital Expenditures
Our short-term liquidity requirements generally consist of funds necessary to pay our scheduled debt service and operating expenses and capital expenditures directly associated with our hotels. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the new $100.0 million line of credit.

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

At March 31, 2023, we were in compliance with our debt service coverage ratio ("DSCR") requirements for our mortgage borrowings. It is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. The lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

Five of our mortgages totaling $163,119 mature in the next twelve months. We plan to exercise available extension options, refinance each mortgage before their maturities, or use available cash on hand or capacity under our revolving line of credit to pay the obligation.

Spending on capital improvements during the three months ended March 31, 2023 increased when compared to spending on capital improvements during the three months ended March 31, 2022. During the three months ended March 31, 2023, we spent $9,953 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $4,219 spent during the same period in 2022. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2023 and 2022

Net cash provided by operating activities decreased by $4,999 from $14,996 for the three months ended March 31, 2022 to $9,997 for the comparable period in 2023. The decrease in cash flow is primarily attributable to a decrease in hotel property cash flow as a result of the sale of ten hotel properties in the third and fourth quarters of 2022.

Net cash used in investing activities for the three months ended March 31, 2023 increased by $5,249 to $9,953 from $4,704 for the three months ended March 31, 2022. This was primarily a result of an increase of $5,734 for capital expenditures for the three months ended March 31, 2023 compared to 2022 as we have resumed certain selective capital expenditure projects during the three months ended March 31, 2023. We had a decrease of $485 of contributions related to unconsolidated joint ventures as we contributed $485 to the Hiren Boston and SB Partners unconsolidated joint ventures during the three months ended March 31, 2022 compared to no contributions during the three months ended March 31, 2023.

Net cash used in financing activities increased by $25,140 to $31,933 for the three months ended March 31, 2023 compared to $6,793 for the three months ended March 31, 2022. The increase primarily relates to an increase in cash payments of $25,578 related to dividends paid. During the three months ended March 31, 2023, we paid a dividend of $0.55 per common share and per limited partnership unit compared to no dividends paid on common shares and per limited partnership units during the three months ended March 31, 2022. This was partially offset by a reduction in principal payments on mortgages of $242 as we disposed of the Towneplace Suites Sunnyvale and Courtyard Sunnyvale in the third and fourth quarters of 2022, respectively, which had monthly principal payments. In addition, during the three months ended March 31, 2022 we paid deferred financing costs of $196 for our prior line of credit.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Loss applicable to common shareholders	$(14,939)	$(22,235)
Loss allocated to noncontrolling interest	(606)	(408)
Loss from unconsolidated joint ventures	352	936
Depreciation and amortization	13,669	19,276
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	(1,524)	(2,431)

Loss from unconsolidated joint ventures	(352)	(936)
Unrecognized pro rata interest in loss (1)	(420)	(219)
Depreciation and amortization of difference between purchase price and historical cost (2)	19	21
Interest in depreciation and amortization of unconsolidated joint ventures (3)	536	627
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	(217)	(507)

Funds from Operations applicable to common shareholders and Partnership Units	$(1,741)	$(2,938)

Weighted Average Common Shares and Common Units
Basic	39,626,231	39,231,550
Diluted	46,659,174	45,476,116
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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, especially in light of the current economic environment due to the COVID-19 pandemic. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2023 and 2022 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods.

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

If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. As of March 31, 2023, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2023, we are exposed to interest rate risk with respect to certain variable rate mortgages, and notes payable. As of March 31, 2023, we had total variable rate debt outstanding of $173,612 with a weighted average interest rate of 7.49%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2023 would be an increase or decrease in our interest expense for the three months ended March 31, 2023 of $434.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2023, we have six interest rate swaps related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2023, approximately 73% of our outstanding consolidated long-term indebtedness was subject to fixed rates, while 27% of our outstanding long term indebtedness is subject to floating rates. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of LIBOR or SOFR.

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

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2023 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2023 to be approximately $605,730 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2023 to be approximately $616,033.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2023, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2023	2024 - 2025	2026 - 2027	Thereafter	Total
Fixed Rate Debt	$100,547	$358,811	$—	$—	$459,358
Weighted Average Interest Rate	3.99%	3.93%	N/A	N/A	3.96%

Floating Rate Debt	$96,114	$26,091	$—	$51,548	$173,753
Weighted Average Interest Rate	7.65%	7.77%	N/A	7.77%	7.73%
	$196,661	$384,902	$—	$51,548	$633,111

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2023.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

HERSHA HOSPITALITY TRUST

April 27, 2023	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)