Form 10-Q
period 2023-06-30
HERSHA HOSPITALITY TRUST
filed 2023-08-02
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the number of Class A common shares of beneficial interest outstanding was 40,104,916 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	June 30, 2023	December 31, 2022
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,182,764	$1,189,239
Investment in Unconsolidated Joint Ventures	4,562	4,989
Cash and Cash Equivalents	142,391	224,955
Escrow Deposits	4,797	5,065
Hotel Accounts Receivable	6,201	8,922
Due from Related Parties	82	245
Intangible Assets, Net of Accumulated Amortization of $1,270 and $1,211	624	684
Right of Use Assets	16,774	16,226
Other Assets	35,584	38,552
Total Assets	$1,393,779	$1,488,877

Liabilities and Equity:
Term Loans, Net of Unamortized Deferred Financing Costs (Note 5)	$346,336	$370,636
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,921	50,895
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	184,941	208,354
Lease Liabilities	19,518	19,003
Accounts Payable, Accrued Expenses and Other Liabilities	35,855	44,148
Dividends and Distributions Payable	8,451	31,694
Due to Related Parties	2,534	2,610
Total Liabilities	$648,556	$727,340

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 1)	$4,660	$5,076

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at June 30, 2023 and December 31, 2022, with Liquidation Preferences of $25.00 Per Share (Note 1)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at June 30, 2023 and December 31, 2022; 40,103,391 and 39,697,451 Shares Issued and Outstanding at June 30, 2023 and December 31, 2022, respectively	401	398
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at June 30, 2023 and December 31, 2022	—	—
Accumulated Other Comprehensive Income	13,330	16,213
Additional Paid-in Capital	1,161,282	1,157,057
Distributions in Excess of Net Income	(508,449)	(490,815)
Total Shareholders' Equity	666,711	683,000

Noncontrolling Interests (Note 1)	73,852	73,461

Total Equity	740,563	756,461

Total Liabilities and Equity	$1,393,779	$1,488,877
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Hotel Operating Revenues:
Room	$74,646	$98,242	$132,162	$163,374
Food & Beverage	15,382	15,710	26,309	24,766
Other Operating Revenues	7,702	9,247	14,350	16,886
Other Revenues	84	91	143	132
Total Revenues	97,814	123,290	172,964	205,158
Operating Expenses:
Hotel Operating Expenses:
Room	15,538	19,447	30,007	34,037
Food & Beverage	12,258	11,607	23,152	20,011
Other Operating Expenses	30,123	36,039	57,474	62,395
Insurance Recoveries in Excess of Property Losses	—	(987)	—	(962)
Hotel Ground Rent	611	1,531	929	2,621
Real Estate and Personal Property Taxes and Property Insurance	6,259	8,335	12,440	16,818
General and Administrative (including Share Based Payments of $2,697 and $3,299 and $4,749 and $5,840 for the three and six months ended June 30, 2023 and 2022, respectively)	5,770	6,491	10,702	11,809
Depreciation and Amortization	14,006	17,003	27,675	36,279
Total Operating Expenses	84,565	99,466	162,379	183,008

Operating Income	13,249	23,824	10,585	22,150

Interest Income	1,695	1	3,434	2
Interest Expense	(8,865)	(14,397)	(17,954)	(28,267)
Other Income (Expense)	73	(108)	986	(207)
Loss on Debt Extinguishment	(52)	—	(66)	—
Income (Loss) Before Results from Unconsolidated Joint Venture Investments and Income Taxes	6,100	9,320	(3,015)	(6,322)

(Loss) Income from Unconsolidated Joint Ventures	(74)	357	(426)	(579)

Income (Loss) Before Income Taxes	6,026	9,677	(3,441)	(6,901)

Income Tax Expense	(65)	(93)	(99)	(114)

Net Income (Loss)	5,961	9,584	(3,540)	(7,015)

(Income) Loss Allocated to Noncontrolling Interests - Common Units	(3)	(423)	1,993	2,258
Loss (Income) Allocated to Noncontrolling Interests - Consolidated Joint Venture	1,806	(691)	416	(2,964)
Preferred Distributions	(6,043)	(6,043)	(12,087)	(12,087)

Net Income (Loss) Applicable to Common Shareholders	$1,721	$2,427	$(13,218)	$(19,808)
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Loss) Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.04	$0.06	$(0.34)	$(0.50)

DILUTED
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.04	$0.06	$(0.34)	$(0.50)

Weighted Average Common Shares Outstanding:
Basic	39,849,859	39,277,269	39,738,662	39,254,536
Diluted*	41,287,468	40,453,785	39,738,662	39,254,536
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common Units and Vested LTIP Units	5,773,844	5,262,313	5,806,837	5,264,772
Unvested Stock Awards and LTIP Units Outstanding	—	—	648,667	791,544
Contingently Issuable Share Awards	—	—	927,301	318,893
Total Potentially Dilutive Securities Excluded from the Denominator	5,773,844	5,262,313	7,382,805	6,375,209
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$5,961	$9,584	$(3,540)	$(7,015)
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	623	5,353	(3,356)	20,842
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income (Loss)	45	(372)	52	(739)
Total Other Comprehensive Income (Loss)	$668	$4,981	$(3,304)	$20,103

Comprehensive Income (Loss)	6,629	14,565	(6,844)	13,088
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests - Common Units	(92)	(1,011)	2,414	(121)
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests - Consolidated Joint Venture	1,806	(691)	416	(2,964)
Less: Preferred Distributions	(6,043)	(6,043)	(12,087)	(12,087)
Comprehensive Income (Loss) Attributable to Common Shareholders	$2,300	$6,820	$(16,101)	$(2,084)
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at March 31, 2023	6,466	39,874,899	399	—	14,703,214	147	1,157,015	12,751	(506,358)	663,954	8,044,927	74,023	737,977
Issuance Costs/Other	—	—	—	—	—	—	(104)	—	(1)	(105)	—	—	(105)
Unit Conversion	—	200,000	2	—	—	—	1,812	—	—	1,814	(200,000)	(1,814)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,043)	(6,043)	—	—	(6,043)
Common Shares ($0.05 per share)	—	—	—	—	—	—	—	—	(2,005)	(2,005)	—	—	(2,005)
Common Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(88)	(88)
LTIP Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Dividend Reinvestment Plan	—	1,407	—	—	—	—	9	—	—	9	—	—	9
Share Based Compensation:
Grants	—	27,085	—	—	—	—	—	—	—	—	192,545	—	—
Amortization	—	—	—	—	—	—	744	—	—	744	—	1,953	2,697
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	579	—	579	—	89	668
Adjustment to Record Noncontrolling Interest at Redemption Value	(1,806)	—	—	—	—	—	1,806	—	—	1,806	—	—	1,806
Net Income	—	—	—	—	—	—	—	—	5,958	5,958	—	3	5,961
Balance at June 30, 2023	4,660	40,103,391	401	—	14,703,214	147	1,161,282	13,330	(508,449)	666,711	8,037,472	73,852	740,563

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive (Loss) Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at March 31, 2022	4,583	39,354,893	394	—	14,703,214	147	1,153,486	7,077	(612,276)	548,828	6,926,253	52,176	601,004
Issuance Costs/Other	—	—	—	—	—	—	(10)	—	—	(10)	—	—	(10)
Unit Conversion	—	50,000	1	—	—	—	425	—	—	426	(50,000)	(426)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Share Based Compensation:
Grants	—	109,768	1	—	—	—	—	—	—	1	194,427	—	1
Amortization	—	—	—	—	—	—	1,157	—	—	1,157	—	2,142	3,299
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	4,349	—	4,349	—	632	4,981
Adjustment to Record Noncontrolling Interest at Redemption Value	691	—	—	—	—	—	(691)	—	—	(691)	—	—	(691)
Net Income	—	—	—	—	—	—	—	—	9,161	9,161	—	423	9,584
Balance at June 30, 2022	5,274	39,514,661	396	—	14,703,214	147	1,154,367	11,426	(609,159)	557,177	7,070,680	54,947	612,124

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2022	5,076	39,697,451	398	—	14,703,214	147	1,157,057	16,213	(490,815)	683,000	6,940,053	73,461	756,461
Issuance Costs / Other	—	—	—	—	—	—	(106)	—	(1)	(107)	—	—	(107)
Unit Conversion	—	200,000	2	—	—	—	1,812	—	—	1,814	(200,000)	(1,814)	—
Dividends and Distributions declared:
Common Shares ($0.10 per share)	—	—	—	—	—	—	—	—	(3,999)	(3,999)	—	—	(3,999)
Preferred Shares	—	—	—	—	—	—	—	—	(12,087)	(12,087)	—	—	(12,087)
Common Units ($0.10 per share)	—	—	—	—	—	—	—	—	—	—	—	(176)	(176)
LTIP Units ($0.10 per share)	—	—	—	—	—	—	—	—	—	—	—	(629)	(629)
Dividend Reinvestment Plan	—	10,382	—	—	—	—	81	—	—	81	—	—	81
Share Based Compensation:
Grants	—	195,558	1	—	—	—	(1)	—	—	—	1,297,419	—	—
Amortization	—	—	—	—	—	—	2,023	—	—	2,023		5,424	7,447
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(2,883)	—	(2,883)	—	(421)	(3,304)
Adjustment to Record Noncontrolling Interest at Redemption Value	(416)	—	—	—	—	—	416	—	—	416	—	—	416
Net Loss	—	—	—	—	—	—	—	—	(1,547)	(1,547)	—	(1,993)	(3,540)
Balance at June 30, 2023	4,660	40,103,391	401	—	14,703,214	147	1,161,282	13,330	(508,449)	666,711	8,037,472	73,852	740,563
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2021	2,310	39,325,025	394	—	14,703,214	147	1,155,034	(6,211)	(592,314)	557,050	6,926,253	51,246	608,296
Unit Conversion	—	50,000	1	—	—	—	425	—	—	426	(50,000)	(426)	—
Issuance Costs/Other	—	—	—	—	—	—	(48)	—	(1)	(49)	—	—	(49)
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(12,087)	(12,087)	—	—	(12,087)
Share Based Compensation:
Grants	—	139,636	1	—	—	—	(1)	—	—	—	194,427	—	—
Amortization	—	—	—	—	—	—	1,921	—	—	1,921	—	3,919	5,840
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	17,637	—	17,637	—	2,466	20,103
Adjustment to Record Noncontrolling Interest at Redemption Value	2,964	—	—	—	—	—	(2,964)	—	—	(2,964)	—	—	(2,964)
Net Loss	—	—	—	—	—	—	—	—	(4,757)	(4,757)		(2,258)	(7,015)
Balance at June 30, 2022	5,274	39,514,661	396	—	14,703,214	147	1,154,367	11,426	(609,159)	557,177	7,070,680	54,947	612,124

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net Loss	$(3,540)	$(7,015)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Insurance Recoveries in Excess of Property Loss	—	(962)
Junior Note PIK Interest Added to Principal	—	1,855
Depreciation	27,615	36,117
Amortization	1,337	3,017
Loss on Debt Extinguishment	66	—
Equity in Loss of Unconsolidated Joint Ventures	426	579
Loss (Gain) Recognized on Change in Fair Value of Derivative Instrument	52	(739)
Share Based Compensation Expense	4,749	5,840
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	2,721	249
Other Assets	(885)	(4,057)
Due from Related Parties	163	1,961
Increase (Decrease) in:
Due to Related Parties	(76)	(1,241)
Accounts Payable, Accrued Expenses and Other Liabilities	(6,011)	4,882
Net Cash Provided by Operating Activities	$26,617	$40,486

Investing Activities:
Capital Expenditures	(20,681)	(12,041)
Contributions to Unconsolidated Joint Ventures	—	(485)
Proceeds from Insurance Claims	—	1,294
Net Cash Used in Investing Activities	$(20,681)	$(11,232)

Financing Activities:
Payments on Term Loans	(25,000)	—
Principal Repayment of Mortgages	(23,618)	(1,221)
Deferred Financing Costs	(99)	(209)
Dividends Paid on Common Shares	(23,746)	—
Dividends Paid on Preferred Shares	(12,087)	(12,087)
Distributions Paid on Common Units and LTIP Units	(4,218)	—
Net Cash Used in Financing Activities	$(88,768)	$(13,517)

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(82,832)	$15,737
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	230,020	84,945

Cash, Cash Equivalents, and Restricted Cash - End of Period	$147,188	$100,682
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of June 30, 2023, we owned an approximate 83.3% partnership interest in HHLP, including a 1.0% general partnership interest.

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three and six months ended June 30, 2023 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2022.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $73,852 as of June 30, 2023 and $73,461 as of December 31, 2022. As of June 30, 2023, there were 8,037,472 Common Units and LTIP Units outstanding with a fair market value of $48,948, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

The noncontrolling interest in the Ritz Coconut Grove is measured at the greater of historical cost or the put option redemption value, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture line item within the Consolidated Statements of Operations. The value of the noncontrolling interest at the put option redemption value was $4,660 as of June 30, 2023. As such, we reclassified $(1,806) from Additional Paid in Capital to Redeemable Noncontrolling Interests - Consolidated Joint Venture during the six months ended June 30, 2023 to record the noncontrolling interest at the estimated value of the put option.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at June 30, 2023 and December 31, 2022 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Six Months Ended June 30,
Series	June 30, 2023	December 31, 2022	Aggregate Liquidation Preference	Distribution Rate	2023	2022
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.8594	$0.8594
Series D	7,701,700	7,701,700	$192,500	6.500%	$0.8125	$0.8125
Series E	4,001,514	4,001,514	$100,000	6.500%	$0.8125	$0.8125
Total	14,703,214	14,703,214

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined that these errors and the related impact did not, either individually or in the aggregate, materially misstate previously issued consolidated financial statements. To reflect the correction of these immaterial errors, the Company is revising the previously issued consolidated financial statements for the three and six months ended June 30, 2022 in this Form 10-Q. As a result, the Company has corrected the immaterial misstatements as disclosed in the following tables for all impacted financial statement line items in prior periods.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2022			June 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Interest Expense	$(14,769)	$372	$(14,397)	$(29,006)	$739	$(28,267)
Income (Loss) Before Results from Unconsolidated Joint Venture Investments and Income Taxes	8,948	372	9,320	(7,061)	739	(6,322)
Income (Loss) Before Income taxes	9,305	372	9,677	(7,640)	739	(6,901)
Net Income (Loss)	9,212	372	9,584	(7,754)	739	(7,015)
(Income) Loss Allocated to Noncontrolling Interests - Common Units	(379)	(44)	(423)	2,345	(87)	2,258
Net Income (Loss) Applicable to Common Shareholders	2,099	328	2,427	(20,460)	652	(19,808)
Net Income (Loss) Per Share:
Basic - Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.05	$0.01	$0.06	$(0.52)	$0.02	$(0.50)
Diluted - Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.05	$0.01	$0.06	$(0.52)	$0.02	$(0.50)
Consolidated Statement of Comprehensive Income (Loss):
Net Income (Loss)	$9,212	$372	$9,584	$(7,754)	$739	$(7,015)
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income (Loss)	—	(372)	(372)	—	(739)	(739)
Total Other Comprehensive Income	5,353	(372)	4,981	20,842	(739)	20,103
Consolidated Statement of Cash Flows:
Operating Activities:
Net Loss				(7,754)	739	(7,015)
Gain Recognized on Change in Fair Value of Derivative Instrument				—	(739)	(739)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Land	$390,532	$390,532
Buildings and Improvements	1,106,216	1,093,575
Furniture, Fixtures and Equipment	214,339	203,369
Construction in Progress	4,515	7,105
	1,715,602	1,694,581
Less Accumulated Depreciation	(532,838)	(505,342)
Total Investment in Hotel Properties *	$1,182,764	$1,189,239
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $36,638 and $37,303 at June 30, 2023 and December 31, 2022, respectively.

Acquisitions
For the six months ended June 30, 2023 and 2022, we acquired no hotel properties.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2023 and December 31, 2022, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned	June 30, 2023	December 31, 2022
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%	$—	$—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%	4,562	4,989
			$4,562	$4,989

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

Income (Loss) recognized during the three and six months ended June 30, 2023 and 2022 for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hiren Boston, LLC*	$—	$301	$—	$42
SB Partners, LLC	—	—	—	(310)
SB Partners Three, LLC	(74)	56	(426)	(311)
(Loss) Income from Unconsolidated Joint Venture Investments	$(74)	$357	$(426)	$(579)

*On November 30, 2022, we sold our 50% membership interest in Hiren Boston, LLC.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022.

Balance Sheets

	June 30, 2023	December 31, 2022
Assets
Investment in Hotel Properties, Net	$45,241	$47,356
Other Assets	12,238	11,803
Total Assets	$57,479	$59,159

Liabilities and Equity
Mortgages	$49,727	$50,236
Other Liabilities	10,294	10,012
Equity:
Hersha Hospitality Trust	1,903	2,630
Joint Venture Partner(s)	(4,445)	(3,719)
Total Equity	(2,542)	(1,089)

Total Liabilities and Equity	$57,479	$59,159

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Room Revenue	$5,037	$6,848	$7,335	$9,495
Other Revenue	196	318	323	504
Operating Expenses	(2,693)	(3,630)	(4,328)	(6,083)
Lease Expense	(184)	(257)	(319)	(514)
Property Taxes and Insurance	(379)	(572)	(753)	(1,144)
General and Administrative	82	(15)	72	(35)
Depreciation and Amortization	(1,072)	(1,248)	(2,144)	(2,502)
Interest Expense	(836)	(773)	(1,639)	(1,442)
Income Tax (Expense) Benefit	(98)	(74)	—	51
Net Income (Loss)	$53	$597	$(1,453)	$(1,670)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Our share of equity recorded on the joint ventures' financial statements	$1,903	$2,630
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	2,659	2,359
Investment in Unconsolidated Joint Ventures	$4,562	$4,989
(1)  Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 4 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Derivative Asset	$15,353	$18,709
Deferred Financing Costs	819	1,197
Prepaid Expenses	10,745	10,481
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	1,903	2,026
Deposits with Unaffiliated Third Parties	525	597
Deferred Tax Asset, Net of Valuation Allowance of $14,320 and $14,414, respectively	—	—
Swap Interest Receivable	1,150	932
Other	3,541	3,062
	$35,584	$38,552
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

Deferred Tax Asset – We have $0 of net deferred tax assets as of June 30, 2023. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and at the current time, we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded.

Swap Interest Receivable – Swap Interest Receivable represents amounts due from counterparties under our swap agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT
Mortgages
Mortgages payable at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Mortgage Indebtedness	$185,262	$208,880
Net Unamortized Premium	4	7
Net Unamortized Deferred Financing Costs	(325)	(533)
Mortgages Payable	$184,941	$208,354

On May 1, 2023, we repaid in full the outstanding mortgage debt of $23,000 secured by the St. Gregory hotel, D.C., and incurred debt extinguishment expense of $52.

On June 7, 2023 we refinanced the outstanding mortgage debt with an original principal balance of $56,000 secured by the Hyatt Union Square, New York, NY, which extended the maturity date to June 7, 2024. Contemporaneous with the mortgage refinance, we entered into an interest rate swap that matures June 7, 2024 that fixes the interest rate at 7.39% until maturity.

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 4.02% to 7.83% as of June 30, 2023.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan, or require an additional principal payment to achieve the desired threshold. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of June 30, 2023.

As of June 30, 2023, the maturity dates for the outstanding mortgage loans ranged from December 2023 to July 2024. For mortgages with maturity dates within the next twelve months, we plan to refinance each mortgage before their maturities, or use available cash on hand or capacity under our revolving line of credit to pay the obligation.

Credit Facilities

On August 4, 2022, we entered into a credit agreement (the "Credit Agreement"), which provided for a secured term loan of $400,000 and secured revolving line of credit with capacity of $100,000, both of which mature on August 4, 2024. Borrowings under the Credit Agreement bear interest at a rate of Term Secured Overnight Financing Rate ("SOFR") plus a 250 basis point spread. The following table summarizes the secured term loan balances outstanding as of June 30, 2023 and December 31, 2022:

	Outstanding Balance
	June 30, 2023	December 31, 2022
Principal	$347,853	$372,853
Deferred Loan Costs	(1,517)	(2,217)
Total Secured Term Loan	$346,336	$370,636

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)

The Credit Agreement contains financial covenants, including a fixed charge coverage ratio of not less than 1.50 to 1.00; and a maximum leverage ratio of not more than 60%. We have determined that we are in compliance with all covenants contained in the Credit Agreement as of June 30, 2023.

The amount that we can borrow at any given time under the Credit Agreement is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of June 30, 2023, the following hotel properties secure the Credit Agreement:

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

The weighted average interest rate on our credit facilities, including our Prior Facilities and including the effect of derivative instruments, was 4.48% and 3.52%, 4.47% and 3.53% for the three and six months ended June 30, 2023 and 2022, respectively.

Notes Payable

Notes payable at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Statutory Trust I and Statutory Trust II Notes Payable Indebtedness	$51,548	$51,548
Net Unamortized Deferred Financing Costs	(627)	(653)
Statutory Trust I and Statutory Trust II Notes Payable	$50,921	$50,895

We have two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum, or SOFR plus 3% plus the spread adjustment of 0.26% after June 30, 2023. This rate resets 2 business days prior to each quarterly payment. The related deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 8.23% and 3.97% and 7.95% and 3.61% for the three and six months ended June 30, 2023 and 2022, respectively.

Interest Expense

The table below summarizes interest expense incurred by the Company during the three and six months ended June 30, 2023 and 2022:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - DEBT (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mortgage Loans Payable	$3,712	$2,948	$7,509	$5,477
Interest Rate Swap Contracts on Mortgages	(695)	358	(1,370)	923
Unsecured Notes Payable	1,067	4,589	2,069	8,995
Credit Facility and Term Loans	6,920	4,507	13,547	8,157
Interest Rate Swap Contracts on Credit Facilities	(2,881)	599	(5,344)	2,054
Deferred Financing Costs Amortization	663	1,235	1,360	2,426
Other	79	161	183	235
Total Interest Expense	$8,865	$14,397	$17,954	$28,267

Liquidity and Debt Maturities

As noted above, our term loan which has a principal balance of $347,853 as of June 30, 2023 will mature on August 4, 2024.
The Company believes that we will be able to refinance this debt, extend the maturity, or generate the cash necessary to pay off the debt through asset sales or an equity offering prior to its maturity. Refinancing or extending the maturity of this debt requires participation of third parties and accordingly, there is no assurance that we can successfully negotiate terms similar to or better than our current terms.

Four of our mortgages totaling $139,811 mature in the next twelve months. We plan to exercise available extension options, refinance each mortgage before their maturities, or use available cash on hand or capacity under our revolving line of credit to pay the obligations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 6 – LEASES

As of June 30, 2023, we own two hotels, the Hilton Garden Inn JFK and the Annapolis Waterfront Hotel, within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. Our land leases are classified as operating leases and have initial terms with extension options that range from August 2064 to October 2103. We also have two additional office space leases for our Philadelphia office and New York City office. The Philadelphia office lease commenced in April 2023 with a lease term through July 2028. Our New York City office lease term is through December 2027. Lease costs for our office spaces are included in General and Administrative expense.

We disposed of the following hotels during the year ended December 31, 2022 which had ground leases that were assumed by the buyers: the Courtyard Brookline, the Gate JFK Airport, Hotel Milo, and Towneplace Suites Sunnyvale.

The components of lease costs for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$304	$140	$444	$1,050	$153	$1,203
Variable lease costs	307	40	347	481	87	568
Total lease costs	$611	$180	$791	$1,531	$240	$1,771

The components of lease costs for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$607	$261	$868	$2,101	$242	$2,343
Variable lease costs	322	121	443	520	156	676
Total lease costs	$929	$382	$1,311	$2,621	$398	$3,019
Other information related to leases as of and for the six months ended June 30, 2023 and 2022 is as follows:

	June 30, 2023	June 30, 2022
Cash paid from operating cash flow for operating leases	$1,347	$2,758
Weighted average remaining lease term (in years)	48.6	63.5
Weighted average discount rate	7.84%	7.86%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and six months ended June 30, 2023 and 2022, base management fees incurred to HHMLP totaled $2,531 and $3,145, and $4,229 and $5,143 respectively, and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties that are not managed by the brand are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, advertising services and certain other charges, and such payments are primarily based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and six months ended June 30, 2023 and 2022 were $3,813 and $5,362, and $6,483 and $8,413 respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting, Revenue Management and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. Revenue management service fees are incurred to reimburse HHMLP for costs related to corporate level direct sales and sales support, and are allocated based on total hotel revenue. For the three and six months ended June 30, 2023 and 2022, the Company incurred the following fees which are included in Hotel Operating Expenses under Other Operating Expenses:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Accounting fees	$204	$277	$409	$555
Information technology fees	70	90	140	177
Revenue management service fees	449	574	898	1,149

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Capital Expenditure Fees

HHMLP charges fees between 3% and 5% on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2023 and 2022, we incurred fees of $350 and $170, and $655 and $294, respectively, which were capitalized with the cost of capital expenditures.

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

Hotel Supplies

We purchase certain hotel supplies and make certain capital expenditures from Hersha Purchasing and Design (HPD), a hotel supply company owned, in part, by certain executives and trustees of the Company. We did not incur charges for hotel supplies purchased from HPD for the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023 and 2022, we incurred charges of $9,824 and $3,652, and $10,712 and $4,541, respectively, for capital expenditure purchases from HPD. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.

Corporate Shared Services

The Company utilizes the services of HHMLP to provide risk management, information technology, and human resource services to the Company. The fees incurred for these services for the three and six months ended June 30, 2023 and 2022 were $124 and $146, and $248 and $293, respectively, and are included in General and Administrative Expense on our consolidated statements of operations.

Restaurant Lease Agreements with Independent Restaurant Group

The Company has entered into management agreements with Independent Restaurant Group (“IRG”), owned, in part, by certain executives and trustees of the Company. IRG is subject to the supervision of HHMLP, as property manager, for restaurants at two of its hotel properties. For the three and six months ended June 30, 2023 and 2022, management fees incurred which were paid to IRG totaled $58 and $68, and $105 and $111, respectively.

Due From Related Parties

The due from related parties balance as of June 30, 2023 and December 31, 2022 was approximately $82 and $245, respectively. The balances primarily consist of asset management fees due from our unconsolidated joint ventures.

Due to Related Parties

The balance due to related parties as of June 30, 2023 and December 31, 2022 was $2,534 and $2,610, respectively. The balance at June 30, 2023 and December 31, 2022 primarily consisted of amounts due to HHMLP for monthly management fees discussed above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
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

As of June 30, 2023, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of June 30, 2023 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The following table presents our derivative instruments as of June 30, 2023 and December 31, 2022:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	June 30, 2023	December 31, 2022
Term Loan Instruments:
Credit Facility	Swap	1.341%	1-Month SOFR + 2.50%	August 30, 2022	September 10, 2024	$270,000	$12,026	$14,123
Credit Facility	Swap	1.279%	1-Month SOFR + 2.50%	September 6, 2022	August 4, 2024	30,000	1,261	1,533

Mortgages:
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	—	699
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	844	1,007
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	844	1,007
Hilton Garden Inn 52nd Street, New York, NY	Cap	4.000%	1-Month SOFR	December 4, 2022	December 1, 2023	44,325	242	340
Hyatt, Union Square, New York, NY	Swap	4.988%	1-Month SOFR + 2.40%	June 7, 2023	June 7, 2024	56,000	136	—
							$15,353	$18,709

The fair value of the interest rate swaps and cap are included in Other Assets at June 30, 2023 and December 31, 2022.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains reflected on our consolidated balance sheet in accumulated other comprehensive income was a gain/(loss) of $668 and $4,981, and $(3,304) and $20,103 for the three and six months ended June 30, 2023 and 2022, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made and received on the Company’s variable-rate derivatives. The change in net unrealized gains/(losses) on cash flow hedges reflects a reclassification of $45 and $(372), and $52 and $(739) of net unrealized gains/(losses) from accumulated other comprehensive income as an increase/decrease to interest expense for the three and six months ended June 30, 2023 and 2022, respectively. For the next twelve months ending June 30, 2024, we estimate that an additional $13,564 will be reclassified as a decrease to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2023, the carrying value and estimated fair value of our debt was $582,198 and $563,172, respectively. As of December 31, 2022, the carrying value and estimated fair value of our debt was $629,885 and $610,401, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – SHARE BASED PAYMENTS
On May 25, 2023, our shareholders approved an amendment to the Hersha Hospitality Trust 2012 Equity Incentive Plan which provides equity-based incentives for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.
On March 9, 2023, the Compensation Committee approved the 2023 Long Term Incentive Plan ("2023 LTIP") in which 60% of the LTIP Units are issuable based on the Company's achievement of a certain level of (1) absolute total shareholder return (37.5% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.5% of the award), and (3) relative growth in revenue per available room ("RevPar") compared to the Company’s peer group (25.0% of the award) and the remaining 40% of the LTIP Units awarded provide for time based vesting.
The 60% market-based portion of the 2023 LTIP has a three-year performance period which commenced on January 1, 2023 and ends December 31, 2025. As of June 30, 2023, no shares or LTIP Units have been issued to the executive officers in settlement of 2023 LTIP market-based awards.

A summary of our share based compensation activity from December 31, 2022 to June 30, 2023 is as follows:

	LTIP Unit Awards			Restricted Share Awards		Share Awards
	Number of Units		Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of December 31, 2022	1,105,573		$9.65	164,166	$9.83	—
Granted	1,297,419	(1)	5.90	52,710	5.90	145,615	$6.36
Vested	(51,452)		5.90	(122,423)	10.03	(145,615)	6.36
Forfeited	—		N/A	(2,767)	10.52	—	N/A
Unvested Balance as of June 30, 2023	2,351,540		$7.66	91,686	$7.29	—
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
On June 21, 2023, the Compensation Committee awarded 192,545 LTIP Units related to the time based portion of the 2023 LTIP. These LTIP Units vest over a three year period from January 1, 2023 to December 31, 2025. The LTIP Units awarded were determined by dividing the dollar amount of award earned by $9.32, the per share volume weighted average trading price of the Company’s common shares on the NYSE for the 20 trading days prior to December 31, 2022.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table summarizes share based compensation expense for the three and six months ended June 30, 2023 and 2022 and unearned compensation as of June 30, 2023 and December 31, 2022:

	Share Based Compensation Expense				Unearned Compensation
	For the Three Months Ended		For the Six Months Ended		As of
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	June 30, 2023	December 31, 2022
Issued Awards
LTIP Unit Awards	$1,953	$2,142	$2,726	$3,919	$7,547	$5,311
Restricted Share Awards	177	346	376	538	500	683
Share Awards	205	478	1,015	764	—	—
Unissued Awards
Market Based	362	333	632	619	2,971	2,541
Total	$2,697	$3,299	$4,749	$5,840	$11,018	$8,535
The weighted-average period of which the unrecognized compensation expense will be recorded is approximately 1.7 years for LTIP Unit Awards and 1.2 years for Restricted Share Awards.
The remaining unvested target units are expected to vest as follows:

	2023	2024	2025	2026
LTIP Unit Awards	1,110,621	1,176,738	64,181	—
Restricted Share Awards	—	73,758	10,464	7,464
	1,110,621	1,250,496	74,645	7,464

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 10 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NUMERATOR:
Basic and Diluted*
Net income (loss)	$5,961	$9,584	$(3,540)	$(7,015)
Loss (Income) Allocated to Noncontrolling Interests	1,803	(1,114)	2,409	(706)
Distributions to Preferred Shareholders	(6,043)	(6,043)	(12,087)	(12,087)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(122)	—	(238)	—
Net income (loss) applicable to Common Shareholders	$1,599	$2,427	$(13,456)	$(19,808)

DENOMINATOR:
Weighted average number of common shares - basic	39,849,859	39,277,269	39,738,662	39,254,536
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	1,011,129	853,136	—	—
Contingently Issued Shares and Units	426,480	323,380	—	—
Weighted average number of common shares - diluted	41,287,468	40,453,785	39,738,662	39,254,536
*Loss (Income) allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units and Vested LTIP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to net income (loss) applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the six months ended June 30, 2023 and 2022 totaled $22,880 and $19,976, respectively. Net cash received on Interest Rate Derivative contracts during the six months ended June 30, 2023 totaled $6,549 and net cash paid on Interest Rate Derivative contracts during the six months ended June 30, 2022 totaled $4,333. Cash paid for income taxes during the six months ended June 30, 2023 and 2022 totaled $4,728 and $1,085, respectively. The following non-cash investing and financing activities occurred during the six months ended June 30, 2023 and 2022:

	2023	2022
Issuance of share based payments	$9,181	$5,171
Accrued payables for capital expenditures placed into service	1,972	433
Adjustment to Record Noncontrolling Interest at Redemption Value	(416)	2,964
Adjustment to Record Right of Use Asset & Lease Liability	926	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

	2023	2022
Cash and cash equivalents	$142,391	$87,918
Escrowed cash	4,797	12,764
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$147,188	$100,682

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
● the potential effects of a pandemic or epidemic;
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

Important factors that we think could cause our actual results to differ materially from expected results are summarized below. The most significant factors, we believe, are: the ongoing impact of the novel coronavirus on the United States, the uncertainties in the regional and global economies, the direction and volatile nature of the broader financial markets, our customers and employees perceptions of the economy and its impact on them, governmental responses to all of the items mentioned and others which may occur in the future and the operational changes we have made as well as those we may implement in the future in response thereto.

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
● the uncertainty and economic impact of pandemics, epidemics, or other public health emergencies or fear of such events, and the measures that international, federal, state and local governments, agencies and/or health authorities may implement to address such events, which may have adverse effects on our financial conditions, results of operations, cash flows, and performance for an indefinite period of time.
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

BACKGROUND

As of June 30, 2023, we owned interests in 25 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, Monterey Bay, Key West, and Miami, including 22 wholly-owned hotels, one hotel through our interest in a consolidated joint venture, and interests in two hotels owned through unconsolidated joint ventures.

We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2023, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $25,469 to $97,730 for the three months ended June 30, 2023 compared to $123,199 for the same period in 2022.  This decrease is primarily attributable to the sale of ten hotel properties (the Courtyard Brookline, Gate JFK Airport, Hampton Inn Philadelphia, Hampton Inn D.C., Courtyard Los Angeles, the Hotel Milo, TownePlace Suites Sunnyvale, Hilton Garden Inn M Street, Courtyard Sunnyvale, and Pan Pacific Seattle) in the third and fourth quarters of 2022, which contributed hotel operating revenue of $29,093 during the three months ended June 30, 2022. This decrease is partially offset by an increase in demand across our urban markets in 2023.

Expenses

Total hotel operating expenses decreased $9,174 to $57,919 for the three months ended June 30, 2023 compared to $67,093 for the three months ended June 30, 2022. This decrease is primarily attributable to the sale of the ten hotel properties referenced above during the third and fourth quarters of 2022, which contributed hotel operating expense of $14,500 during the three months ended June 30, 2022. This decrease is partially offset by an increase in hotel operating expenses due primarily to the reopening of food and beverage outlets at several of our hotels, and due to increased occupancy at our hotels for the three months ended June 30, 2023 as a result of the increase in demand noted above.

Hotel ground rent decreased by $920, or 60.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of the disposal of the following hotels during the year ended December 31, 2022 which had ground leases that were assumed by the buyers: the Courtyard Brookline, the Gate JFK Airport, the Hotel Milo and the TownePlace Suites Sunnyvale. As of June 30, 2023, we have two hotels in our portfolio in which we incur ground rent: the Hilton Garden Inn JFK and the Annapolis Waterfront Hotel.

Real estate and personal property tax and property insurance decreased $2,076, or 24.9%, for the three months ended June 30, 2023 when compared to the same period in 2022, which is primarily driven by the sale of ten hotel properties in the third and fourth quarters of 2022 noted above.

General and administrative expense decreased $721, or 11.1%, from $6,491 for the three months ended June 30, 2022 to $5,770 for the same period in 2023. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation decreased $602 when comparing the three months ended June 30, 2023 to the same period in 2022. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Depreciation and amortization decreased by $2,997, or 17.6%, to $14,006 for the three months ended June 30, 2023 from $17,003 for the three months ended June 30, 2022. The decrease is primarily attributable to the sale of ten hotels in 2022 noted above, and assets that fully depreciated during 2022.

Operating Income

Operating income for the three months ended June 30, 2023 was $13,249 compared to operating income of $23,824 during the same period in 2022. This decrease is primarily driven by the decreases in hotel operating revenue and hotel operating expenses described above.

Interest Income

Interest income increased $1,694 from $1 for the three months ended June 30, 2022 to $1,695 for the three months ended June 30, 2023. The increase in interest income is primarily driven by an increase in cash and cash equivalents as a result of the 2022 hotel dispositions noted above, and increases in interest rates in the overall market which have increased the interest income earned on cash and cash equivalents.

Interest Expense

Interest expense decreased $5,532 from $14,397 for the three months ended June 30, 2022 to $8,865 for the three months ended June 30, 2023. The decrease in interest expense is primarily driven by the pay down of the amount drawn under the prior line of credit of $118,684 on August 4, 2022, the decrease in the principal term loan balance of $97,481 after the credit refinancing on August 4, 2022, and the pay off of certain unsecured notes payable on August 4, 2022 which had a principal balance of $158,094.

Other Income (Expense)

Other income was $73 for the three months ended June 30, 2023 compared to other expense of $108 for the three months ended June 30, 2022. Other income during the three months ended June 30, 2023 primarily consists of the recovery of certain deposits associated with properties sold in 2022 that we had previously deemed uncollectible.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Loss from our unconsolidated joint ventures decreased by $431 to a loss of $74 for the three months ended June 30, 2023 compared to income of $357 during the same period in 2022. The income from unconsolidated joint ventures for the three months ended June 30, 2022 includes income of $301 for Hiren Boston, LLC, which we sold on November 30, 2022. The remaining change is attributable to a decline in operating results at our Home2 Suites, South Boston joint venture for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Income Tax Expense

During the three months ended June 30, 2023, the Company recorded income tax expense of $65 compared to income tax expense of $93 for the three months ended June 30, 2022.

After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of June 30, 2023, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at June 30, 2023 is $0. Absent the valuation allowance and the impact of hotel dispositions, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Income (Loss) Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended June 30, 2023 was $1,721 compared to net income applicable to common shareholders of $2,427 during the same period in 2022. This decrease is primarily driven by the hotels disposed of in 2022, and an increase in hotel operating expenses due to the reopening of certain food and beverage outlets. This change is partially offset by a decrease in interest expense, depreciation and amortization, and real estate and personal property taxes and property insurance, and an increase in interest income in 2023 as compared to the same period in 2022.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the six months ended June 30, 2023 consisted of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $32,205, or 15.7%, to $172,821 for the six months ended June 30, 2023 compared to $205,026 for the same period in 2022. The decrease in hotel operating revenue is primarily attributable to the sale of ten hotel properties (the Courtyard Brookline, Gate JFK Airport, Hampton Inn Philadelphia, Hampton Inn D.C., Courtyard Los Angeles, the Hotel Milo, TownePlace Suites Sunnyvale, Hilton Garden Inn M Street, Courtyard Sunnyvale, and Pan Pacific Seattle) during the third and fourth quarters of 2022. These hotels contributed hotel operating revenue of $46,142 during the six months ended June 30, 2022. The decrease attributable to hotel dispositions is partially offset by an increase in demand across our urban markets in 2023 and an increase in Food & Beverage revenues due to the reopening of food and beverage outlets at several of our hotels.

Expenses

Total hotel operating expenses decreased $5,810, or 5.0%, to $110,633 for the six months ended June 30, 2023 from $116,443 for the six months ended June 30, 2022. This decrease is primarily attributable to the sale of ten hotel properties in the third and fourth quarters of 2022 noted above, which contributed hotel operating expense of $23,263 during the six months ended June 30, 2022. This is partially offset by an increase in hotel operating expenses due primarily to the reopening of food and beverage outlets noted above, and due to increased occupancy at our hotels for the three months ended June 30, 2023 as a result of the increase in demand noted above.

Depreciation and amortization decreased by 23.7%, or $8,604, to $27,675 for the six months ended June 30, 2023 from $36,279 for the six months ended June 30, 2022. The decrease is primarily attributable to assets that fully depreciated during 2021 and a reduction in expense due to the 2022 hotel dispositions noted above.

Real estate and personal property tax and property insurance decreased $4,378, or 26.0%, for the six months ended June 30, 2023 when compared to the same period in 2022, which is primarily due to the sale of hotels noted above. In general, our property insurance costs continue to rise annually, which was partially offset by a reduction in expense due to the dispositions noted above.

General and administrative expense was $10,702 for the six months ended June 30, 2023 compared to $11,809 for the six months ended June 30, 2022. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation decreased $1,091 when comparing the six months ended June 30, 2023 to 2022. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Operating Income

Operating income for the six months ended June 30, 2023 decreased $11,565 to operating income of $10,585 during the six months ended June 30, 2023 from $22,150 during the same period in 2022. This decrease is primarily driven by the 2022 hotel dispositions and decreases in hotel operating revenue and hotel operating expenses described above.

Interest Income

Interest income increased $3,432 from $2 for the six months ended June 30, 2022 to $3,434 for the six months ended June 30, 2023. The increase in interest income is primarily driven by an increase in cash and cash equivalents as a result of the 2022 hotel dispositions noted above, and increases in interest rates in the overall market which have increased the interest income earned on cash and cash equivalents.

Interest Expense

Interest expense for the six months ended June 30, 2023 was $17,954 compared to $28,267 for the six months ended June 30, 2022. The decrease in interest expense is primarily driven by the pay down of the amount drawn under the prior line of credit of $118,684 on August 4, 2022, the decrease in the principal term loan balance of $97,481 after the credit refinancing on August 4, 2022, and the pay off of certain unsecured notes payable on August 4, 2022 which had a principal balance of $158,094.

Income Tax Expense

During the six months ended June 30, 2023, the Company recorded income tax expense of $99 compared to income tax expense of $114 for the six months ended June 30, 2022.

After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of June 30, 2023, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at June 30, 2023 is $0. Absent the valuation allowance and the impact of hotel dispositions, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net Income (Loss) Applicable to Common Shareholders

Net loss applicable to common shareholders for the six months ended June 30, 2023 was $13,218 compared to a net loss of $19,808 during the same period in 2022, which is an improvement of $6,590.  The change is primarily driven by a decrease in interest expense and an increase in interest income in 2023 as compared to the same period in 2022, offset, in part, by a decrease in operating income in 2023 as compared to the same period in 2022.

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

As of June 30, 2023 we had no off-balance sheet arrangements.

Credit Facility and Term Loans

On August 4, 2022, we entered into a credit agreement (the "Credit Agreement"), with certain lenders, for whom Citibank, N.A. ("Citibank") acted as the administrative agreement and collateral agent, Wells Fargo Bank, N.A. and Manufacturers and Traders Trust Company acted as the co-syndication agents, and Citibank, Wells Fargo Securities, LLC, and Manufacturers and Traders Trust Company acted as joint lead arrangers and joint book running managers. The Credit Agreement provided for a new secured term loan of $400.0 million and secured revolving line of credit with capacity of $100.0 million which mature in August of 2024. Immediately upon entering into the Credit Agreement, proceeds from the $400.0 million new term loan, along with a portion of the proceeds from the dispositions discussed in Note 2 – Investment in Hotel Properties, were used to pay off and terminate all borrowings under the Prior Facilities. Subsequent to August 4, 2022, we made additional principal payments on the term loan as required by the loan agreements when we sold hotels which were borrowing base assets, as well as at our election, leaving an outstanding term loan balance of $347,853 as of June 30, 2023.

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

Acquisitions

During the six months ended June 30, 2023 and 2022, we acquired no hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of capital are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Dispositions

During the six months ended June 30, 2023 and 2022, there were no hotel property dispositions.
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

At June 30, 2023, we were in compliance with our debt service coverage ratio ("DSCR") requirements for our mortgage borrowings. It is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. The lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations, or require an additional principal payment to achieve the desired threshold.

Four of our mortgages totaling $139,811 mature in the next twelve months. We plan to exercise available extension options, refinance each mortgage before their maturities, or use available cash on hand or capacity under our revolving line of credit to pay the obligation.

Spending on capital improvements during the six months ended June 30, 2023 increased when compared to spending on capital improvements during the six months ended June 30, 2022. During the six months ended June 30, 2023, we spent $20,681 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $12,041 spent during the same period in 2022. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2023 and 2022

Net cash provided by operating activities decreased by $13,869 from $40,486 for the six months ended June 30, 2022 to $26,617 for the comparable period in 2023. The decrease in cash flow is primarily attributable to a decrease in hotel property cash flow as a result of the sale of ten hotel properties in the third and fourth quarters of 2022.

Net cash used in investing activities for the six months ended June 30, 2023 increased by $9,449 to $20,681 from $11,232 for the six months ended June 30, 2022. This was primarily a result of an increase of $8,640 for capital expenditures for the six months ended June 30, 2023 compared to 2022 as we completed certain selective capital expenditure projects during the six months ended June 30, 2023. During the six months ended June 30, 2022 we contributed $485 to the Hiren Boston and SB Partners unconsolidated joint ventures compared to no contributions during the six months ended June 30, 2023. Lastly, we received insurance proceeds of $1,294 during the six months ended June 30, 2022 related to property damage incurred for a 2021 claim at our Hampton Inn Philadelphia hotel.

Net cash used in financing activities increased by $75,251 to $88,768 for the six months ended June 30, 2023 compared to $13,517 for the six months ended June 30, 2022. One driver of the increase relates to an increase in cash payments of $27,964 related to dividends paid. During the six months ended June 30, 2023, we paid dividends totaling $0.60 per common share and per limited partnership unit compared to no dividends paid on common shares and per limited partnership units during the six months ended June 30, 2022. In addition, during the six months ended June 30, 2023 we paid off the St. Gregory mortgage which had a principal balance of $23,000, as compared to recurring principal payments only on mortgages totaling

$1,221 during the six months ended June 30, 2022. In addition, during the six months ended June 30, 2023, we made a $25,000 payment on the principal balance on the term loan.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income (loss) applicable to common shareholders	$1,721	$2,427	$(13,218)	$(19,808)
(Loss) income allocated to noncontrolling interest	(1,803)	1,114	(2,409)	706
Loss (income) from unconsolidated joint ventures	74	(357)	426	579
Depreciation and amortization	14,006	17,003	27,675	36,279
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	13,998	20,187	12,474	17,756

(Loss) income from unconsolidated joint ventures	(74)	357	(426)	(579)
Unrecognized pro rata interest in income (loss) (1)	83	(81)	(337)	(300)
Depreciation and amortization of difference between purchase price and historical cost (2)	18	21	37	42
Interest in depreciation and amortization of unconsolidated joint ventures (3)	536	625	1,072	1,252
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	563	922	346	415

Funds from Operations applicable to common shareholders and Partnership Units	$14,561	$21,109	$12,820	$18,171

Weighted Average Common Shares and Common Units
Basic	39,849,859	39,277,269	39,738,662	39,254,536
Diluted	47,061,312	45,716,098	47,121,467	45,629,745
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

INFLATION

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates. Additionally, our management companies will face challenges to raise room rates to reflect the impact of inflation. Increasing inflation could adversely affect consumer confidence, which could reduce consumer purchasing power and demand for lodging. Additionally, an increased rate of inflation will cause our operating and renovation costs to increase. These conditions could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

BUSINESS INTERRUPTION

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes the Company has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, especially in light of the current economic environment. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2023 and 2022 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods.

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

If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. As of June 30, 2023, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2023, we are exposed to interest rate risk with respect to certain variable rate mortgages, and notes payable. As of June 30, 2023, we had total variable rate debt outstanding of $125,379 with a weighted average interest rate of 7.78% for the six months ended June 30, 2023. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2023 would be an increase or decrease in our interest expense for the three and six months ended June 30, 2023 of $345 and $711, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of June 30, 2023, we have five interest rate swaps and one interest rate cap related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2023, approximately 79% of our outstanding consolidated long-term indebtedness was subject to fixed rates, while 21% of our outstanding long term indebtedness is subject to floating rates. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of SOFR.

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banks discontinued new LIBOR debt issuances by December 31, 2021. As LIBOR is no longer available beginning July 2023, the Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting issued by the Financial Accounting Standards Board, provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. Our two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts will bear interest at a rate of SOFR plus 3% plus the spread adjustment of 0.26% after June 30, 2023. Our remaining debt has been renegotiated subsequent to the FCA announcement and bears interest at various tenors of SOFR, or the agreements define a benchmark replacement rate and adjustment applicable after June 30, 2023.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2023 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2023 to be approximately $558,577 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2023 to be approximately $567,821.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2023, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2023	2024 - 2025	2026 - 2027	Thereafter	Total
Fixed Rate Debt	$44,475	$414,809	$—	$—	$459,284
Weighted Average Interest Rate	4.45%	3.93%	N/A	N/A	4.19%

Floating Rate Debt	$48,035	$25,796	$—	$51,548	$125,379
Weighted Average Interest Rate	8.14%	8.30%	N/A	8.30%	8.25%
	$92,510	$440,605	$—	$51,548	$584,663

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2023.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, none of the Company’s trustees or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits.

Exhibit No.
10.1+
Amendment to Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan, amended as of May 25, 2023 (incorporated by reference to Appendix A to Hersha Hospitality Trust's Definitive Proxy Statement filed on April 13, 2023).

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

HERSHA HOSPITALITY TRUST

August 2, 2023	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)