Form 10-Q
period 2023-09-30
HERSHA HOSPITALITY TRUST
filed 2023-11-09
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the number of Class A common shares of beneficial interest outstanding was 40,296,166 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	September 30, 2023	December 31, 2022
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation	$1,176,444	$1,189,239
Investment in Unconsolidated Joint Ventures	4,068	4,989
Cash and Cash Equivalents	146,145	224,955
Escrow Deposits	4,948	5,065
Hotel Accounts Receivable	6,111	8,922
Due from Related Parties	232	245
Intangible Assets, Net of Accumulated Amortization of $1,300 and $1,211	598	684
Right of Use Assets	16,612	16,226
Other Assets	33,300	38,552
Total Assets	$1,388,458	$1,488,877

Liabilities and Equity:
Term Loans, Net of Unamortized Deferred Financing Costs (Note 6)	$346,686	$370,636
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 6)	50,935	50,895
Mortgages Payable, Net of Unamortized Premium and Unamortized Deferred Financing Costs	184,730	208,354
Lease Liabilities	19,338	19,003
Accounts Payable, Accrued Expenses and Other Liabilities	39,589	44,148
Dividends and Distributions Payable	8,451	31,694
Due to Related Parties	1,369	2,610
Total Liabilities	$651,098	$727,340

Redeemable Noncontrolling Interests - Consolidated Joint Venture (Note 2)	$4,660	$5,076

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C, 7,701,700 Series D and 4,001,514 Series E Shares Issued and Outstanding at September 30, 2023 and December 31, 2022, with Liquidation Preferences of $25.00 Per Share (Note 2)	$147	$147
Common Shares: Class A, $.01 Par Value, 104,000,000 Shares Authorized at September 30, 2023 and December 31, 2022; 40,104,916 and 39,697,451 Shares Issued and Outstanding at September 30, 2023 and December 31, 2022, respectively	401	398
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2023 and December 31, 2022	—	—
Accumulated Other Comprehensive Income	10,968	16,213
Additional Paid-in Capital	1,161,761	1,157,057
Distributions in Excess of Net Income	(514,917)	(490,815)
Total Shareholders' Equity	658,360	683,000

Noncontrolling Interests (Note 2)	74,340	73,461

Total Equity	732,700	756,461

Total Liabilities and Equity	$1,388,458	$1,488,877
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Hotel Operating Revenues:
Room	$70,159	$81,473	$202,321	$244,847
Food & Beverage	14,153	14,405	40,462	39,171
Other Operating Revenues	7,579	8,263	21,929	25,149
Other Revenues	93	107	236	239
Total Revenues	91,984	104,248	264,948	309,406
Operating Expenses:
Hotel Operating Expenses:
Room	15,487	17,892	45,494	51,929
Food & Beverage	11,187	11,342	34,339	31,353
Other Operating Expenses	29,748	33,425	87,222	95,820
Insurance Recoveries in Excess of Property Losses	—	—	—	(962)
Hotel Ground Rent	586	1,185	1,515	3,806
Real Estate and Personal Property Taxes and Property Insurance	6,767	7,561	19,207	24,379
General and Administrative (including Share Based Payments of $2,339 and $2,768 and $7,088 and $8,608 for the three and nine months ended September 30, 2023 and 2022, respectively)	6,049	5,883	16,751	17,692
Loss on Impairment of Assets	—	10,024	—	10,024
Depreciation and Amortization	13,794	14,900	41,469	51,179
Total Operating Expenses	83,618	102,212	245,997	285,220

Operating Income	8,365	2,036	18,950	24,186

Interest Income	1,516	101	4,950	103
Interest Expense	(9,000)	(11,333)	(26,954)	(39,600)
Other Income	341	467	1,327	260
Gain on Disposition of Hotel Properties	—	167,800	—	167,800
Loss on Debt Extinguishment	—	(17,958)	(66)	(17,958)
Income (Loss) Before Results from Unconsolidated Joint Venture Investments and Income Taxes	1,222	141,113	(1,793)	134,791

Income (Loss) from Unconsolidated Joint Ventures	5	478	(421)	(101)

Income (Loss) Before Income Taxes	1,227	141,591	(2,214)	134,690

Income Tax Expense	(275)	(5,402)	(374)	(5,516)

Net Income (Loss)	952	136,189	(2,588)	129,174

Loss (Income) Allocated to Noncontrolling Interests - Common Units	629	(15,283)	2,622	(13,025)
Loss (Income) Allocated to Noncontrolling Interests - Consolidated Joint Venture	—	615	416	(2,349)
Preferred Distributions	(6,043)	(6,044)	(18,130)	(18,131)

Net (Loss) Income Applicable to Common Shareholders	$(4,462)	$115,477	$(17,680)	$95,669
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Loss) Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.11)	$2.92	$(0.45)	$2.43

DILUTED
(Loss) Income from Continuing Operations Applicable to Common Shareholders	$(0.11)	$2.82	$(0.45)	$2.35

Weighted Average Common Shares Outstanding:
Basic	40,012,965	39,465,645	39,831,101	39,325,679
Diluted*	40,012,965	40,962,773	39,831,101	40,670,106
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
The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Units and Vested LTIP Units	5,685,932	5,153,282	5,766,093	5,227,200
Unvested Stock Awards and LTIP Units Outstanding	1,773,472	—	1,268,817	—
Contingently Issuable Share Awards	380,566	—	632,437	—
Total Potentially Dilutive Securities Excluded from the Denominator	7,839,970	5,153,282	7,667,347	5,227,200
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss)	$952	$136,189	$(2,588)	$129,174
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	(2,747)	5,935	(6,103)	26,777
Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income (Loss)	46	(136)	98	(875)
Total Other Comprehensive (Loss) Income	$(2,701)	$5,799	$(6,005)	$25,902

Comprehensive (Loss) Income	(1,749)	141,988	(8,593)	155,076
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests - Common Units	968	(15,943)	3,382	(16,064)
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests - Consolidated Joint Venture	—	615	416	(2,349)
Less: Preferred Distributions	(6,043)	(6,044)	(18,130)	(18,131)
Comprehensive (Loss) Income Attributable to Common Shareholders	$(6,824)	$120,616	$(22,925)	$118,532
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at June 30, 2023	4,660	40,103,391	401	—	14,703,214	147	1,161,282	13,330	(508,449)	666,711	8,037,472	73,852	740,563
Issuance Costs/Other	—	—	—	—	—	—	(11)	—	—	(11)	—	—	(11)
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(6,043)	(6,043)	—	—	(6,043)
Common Shares ($0.05 per share)	—	—	—	—	—	—	—	—	(2,006)	(2,006)	—	—	(2,006)
Common Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(88)	(88)
LTIP Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(314)	(314)
Dividend Reinvestment Plan	—	1,525	—	—	—	—	9	—	—	9	—	—	9
Share Based Compensation:
Amortization	—	—	—	—	—	—	481	—	—	481	—	1,858	2,339
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(2,362)	—	(2,362)	—	(339)	(2,701)
Net Income	—	—	—	—	—	—	—	—	1,581	1,581	—	(629)	952
Balance at September 30, 2023	4,660	40,104,916	401	—	14,703,214	147	1,161,761	10,968	(514,917)	658,360	8,037,472	74,340	732,700

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive (Loss) Income ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at June 30, 2022	5,274	39,514,661	396	—	14,703,214	147	1,154,367	11,426	(609,159)	557,177	7,070,680	54,947	612,124
Issuance Costs/Other	—	—	—	—	—	—	—	—	—	—	—	6	6
Unit Conversion	—	80,627	1	—	—	—	422	—	—	423	(80,627)	(423)	—
Dividends and Distributions declared:
Common Shares ($0.05 per share)	—	—	—	—	—	—	—	—	(1,987)	(1,987)	—	—	(1,987)
Preferred Shares	—	—	—	—	—	—	—	—	(6,044)	(6,044)	—	—	(6,044)
Common Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(88)	(88)
LTIP Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(262)	(262)
Share Based Compensation:
Grants	—	35,481	—	—	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	—	—	—	809	—	—	809	—	1,959	2,768
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	5,226	—	5,226	—	573	5,799
Adjustment to Record Noncontrolling Interest at Redemption Value	(615)	—	—	—	—	—	615	—	—	615	—	—	615
Net Income	—	—	—	—	—	—	—	—	120,906	120,906	—	15,283	136,189
Balance at September 30, 2022	4,659	39,630,769	397	—	14,703,214	147	1,156,213	16,652	(496,284)	677,125	6,990,053	71,995	749,120

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2022	5,076	39,697,451	398	—	14,703,214	147	1,157,057	16,213	(490,815)	683,000	6,940,053	73,461	756,461
Issuance Costs / Other	—	—	—	—	—	—	(118)	—	—	(118)	—	—	(118)
Unit Conversion	—	200,000	2	—	—	—	1,812	—	—	1,814	(200,000)	(1,814)	—
Dividends and Distributions declared:
Preferred Shares	—	—	—	—	—	—	—	—	(18,131)	(18,131)	—	—	(18,131)
Common Shares ($0.15 per share)	—	—	—	—	—	—	—	—	(6,005)	(6,005)	—	—	(6,005)
Common Units ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	(263)	(263)
LTIP Units ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	(942)	(942)
Dividend Reinvestment Plan	—	11,907	—	—	—	—	91	—	—	91	—	—	91
Share Based Compensation:
Grants	—	195,558	1	—	—	—	(1)	—	—	—	1,297,419	—	—
Amortization	—	—	—	—	—	—	2,504	—	—	2,504		7,280	9,784
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	(5,245)	—	(5,245)	—	(760)	(6,005)
Adjustment to Record Noncontrolling Interest at Redemption Value	(416)	—	—	—	—	—	416	—	—	416	—	—	416
Net Loss	—	—	—	—	—	—	—	—	34	34	—	(2,622)	(2,588)
Balance at September 30, 2023	4,660	40,104,916	401	—	14,703,214	147	1,161,761	10,968	(514,917)	658,360	8,037,472	74,340	732,700
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARES)

	Redeemable Noncontrolling Interests	Shareholders' Equity									Noncontrolling Interests
	Consolidated Joint Venture ($)	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Income ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Total Equity ($)
Balance at December 31, 2021	2,310	39,325,025	394	—	14,703,214	147	1,155,034	(6,211)	(592,314)	557,050	6,926,253	51,246	608,296
Unit Conversion	—	130,627	1	—	—	—	847	—	—	848	(130,627)	(848)	—
Issuance Costs/Other	—	—	—	—	—	—	(47)	—	—	(47)	—	5	(42)
Dividends and Distributions declared:
Common Shares ($0.05 per share)	—	—	—	—	—	—	—	—	(1,988)	(1,988)	—	—	(1,988)
Preferred Shares	—	—	—	—	—	—	—	—	(18,131)	(18,131)	—	—	(18,131)
Common Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(88)	(88)
LTIP Units ($0.05 per share)	—	—	—	—	—	—	—	—	—	—	—	(262)	(262)
Share Based Compensation:
Grants	—	175,117	2	—	—	—	(2)	—	—	—	194,427	—	—
Amortization	—	—	—	—	—	—	2,730	—	—	2,730	—	5,878	8,608
Change in Fair Value of Derivative Instruments	—	—	—	—	—	—	—	22,863	—	22,863	—	3,039	25,902
Adjustment to Record Noncontrolling Interest at Redemption Value	2,349	—	—	—	—	—	(2,349)	—	—	(2,349)	—	—	(2,349)
Net Loss	—	—	—	—	—	—	—	—	116,149	116,149		13,025	129,174
Balance at September 30, 2022	4,659	39,630,769	397	—	14,703,214	147	1,156,213	16,652	(496,284)	677,125	6,990,053	71,995	749,120

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net (Loss) Income	$(2,588)	$129,174
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties	—	(167,800)
Loss on Impairment of Assets	—	10,024
Insurance Recoveries in Excess of Property Loss	—	(962)
Junior Note PIK Interest Added to Principal	—	1,855
Depreciation	41,379	50,965
Amortization	1,981	3,984
Loss on Debt Extinguishment	66	17,958
Equity in Loss of Unconsolidated Joint Ventures	421	101
Loss (Gain) Recognized on Change in Fair Value of Derivative Instrument	98	(875)
Share Based Compensation Expense	7,088	8,608
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	2,811	1,726
Other Assets	(1,581)	(4,152)
Due from Related Parties	13	2,353
Increase (Decrease) in:
Due to Related Parties	(1,241)	(239)
Accounts Payable, Accrued Expenses and Other Liabilities	(963)	12,577
Net Cash Provided by Operating Activities	$47,484	$65,297

Investing Activities:
Capital Expenditures	(29,390)	(17,936)
Proceeds from Disposition of Hotel Properties	—	382,699
Contributions to Unconsolidated Joint Ventures	—	(485)
Proceeds from Insurance Claims	—	1,294
Distributions from Unconsolidated Joint Ventures	500	—
Net Cash (Used in) Provided by Investing Activities	$(28,890)	$365,572

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS)

Financing Activities:
Repayments on Line of Credit	$—	$(118,684)
Proceeds of Term Loan Borrowing	—	400,000
Payments on Term Loans	(25,000)	(497,481)
Principal Repayment of Mortgages	(23,928)	(159,923)
Deferred Financing Costs	(99)	(4,052)
Cash Paid for Debt Extinguishment	—	(10,143)
Dividends Paid on Common Shares	(25,742)	—
Dividends Paid on Preferred Shares	(18,131)	(18,131)
Distributions Paid on Common Units and LTIP Units	(4,621)	—
Net Cash Used in Financing Activities	$(97,521)	$(408,414)

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(78,927)	$22,455
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	230,020	84,945

Cash, Cash Equivalents, and Restricted Cash - End of Period	$151,093	$107,400
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - COMPANY OVERVIEW AND MERGER AGREEMENT

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP” or “the Partnership”), for which we serve as the sole general partner. As of September 30, 2023, we owned an approximate 83.3% partnership interest in HHLP, including a 1.0% general partnership interest.

The Merger Agreement

On August 27, 2023, Hersha Hospitality Trust and HHLP entered into an Agreement and Plan of Merger (the “Merger Agreement”), with 1776 Portfolio Investment, LLC (“Parent”), 1776 Portfolio REIT Merger Sub, LLC, a wholly owned subsidiary of Parent (“REIT Merger Sub”), and 1776 Portfolio OP Merger Sub, LP, a subsidiary of Parent (“OP Merger Sub” and, together with Parent and REIT Merger Sub, the “Parent Parties”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, OP Merger Sub will be merged with and into HHLP (the “Partnership Merger”, and such surviving entity, the “Surviving Partnership”) and, immediately following the Partnership Merger, the Company shall be merged with and into REIT Merger Sub (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Company Merger, REIT Merger Sub will survive as a wholly owned subsidiary of Parent and the separate existence of the Company will cease. The Company Merger and the other transactions contemplated by the Merger Agreement were approved and declared advisable by the board of trustees of the Company (the “Company Board”) and the Transaction Committee of the Company Board (the “Company Transaction Committee”).

Merger Consideration

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Company Merger (the "Company Merger Effective Time) (A) each Priority Class A common share of beneficial interest, $0.01 par value per share, of the Company issued and outstanding immediately prior to the Company Merger Effective Time (other than Excluded Shares) will be automatically converted into the right to receive an amount in cash equal to $10.00 per share; (B) each 6.875% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Company Merger Effective Time (other than Excluded Shares) will be automatically converted into the right to receive an amount in cash equal to $25.00 per share plus accrued and unpaid dividends, if any, up to and including the date on which the closing takes place (the "Closing Date"), without interest; (C) each 6.50% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Company Merger Effective Time (other than Excluded Shares) will be automatically converted into the right to receive an amount in cash equal to $25.00 per share plus accrued and unpaid dividends, if any, up to and including the Closing Date, without interest; and (D) each 6.50% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Company Merger Effective Time (other than Excluded Shares) will be automatically converted into the right to receive an amount in cash equal to $25.00 per share plus accrued and unpaid dividends, if any, up to and including the Closing Date, without interest. At the effective time of the Partnership Merger (the "Partnership Merger Effective Time"), each Company Partnership Unit (as defined in the Merger Agreement) issued and outstanding immediately prior to the Partnership

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - COMPANY OVERVIEW AND MERGER AGREEMENT (CONTINUED)

Merger Effective Time (other than Excluded Units) will be converted into the right to receive an amount in cash equal to the Per Company Share Merger Consideration, without interest (the “OP Merger Consideration”).

Company Equity Awards
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Company Merger Effective Time, each award of restricted Company Common Shares granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (each a “Company Restricted Share Award”) that is outstanding immediately prior to the Company Merger Effective Time will vest, and each Company Restricted Share Award will be canceled and converted into the right to receive a payment (without interest and subject to applicable tax withholding) equal to the number of Company Common Shares underlying such Company Restricted Share Award at $10.00 per share. At the Partnership Merger Effective Time, each Company LTIP Unit that is outstanding and unvested as of immediately prior to the Partnership Merger Effective Time shall vest and become transferable and immediately thereafter, the Company shall cause a Forced Conversion (as defined in the Merger Agreement) with respect to all Company LTIP Units then eligible for conversion (after giving effect to the vesting of all Company LTIP Units as described in in the Merger Agreement) such that, as of the Partnership Merger Effective Time, each then outstanding Company LTIP Unit will be converted into an equal number of common Company Partnership Units (with such converted Company Partnership Units treated in the same manner under the Merger Agreement as other outstanding Company Partnership Units).

Closing Conditions
The consummation of the Mergers is subject to certain customary closing conditions, including, among others, the approval of the Company Merger by the affirmative vote of the holders of a majority of the outstanding shares of Company Common Shares entitled to vote on the Company Merger (the “Company Shareholder Approval”) and the other transactions contemplated by the Merger Agreement. The special meeting of shareholders (the “Special Meeting”) was held on November 8, 2023 in which the Company Shareholder Approval was obtained and other transactions proposed as part of the Mergers received a majority affirmative vote. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by the Parent Parties. The Merger Agreement provides that, unless Parent otherwise notifies the Company in writing, the closing of the Mergers will not occur prior to November 28, 2023.

Representations, Warranties and Covenants
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its business in the ordinary course consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the Company Merger Effective Time. The Merger Agreement also requires the Company to convene and hold a shareholders’ meeting for the purpose of obtaining the Company Shareholder Approval, which, as noted above, was held on November 8, 2023.
Termination of the Merger Agreement; Termination Payment
The Merger Agreement contains customary termination rights, including, among others, the right of either Parent or the Company to terminate the Merger Agreement if the Company Merger Effective Time has not occurred on or before 5:00 p.m. (Eastern Time) on February 27, 2024 (the “End Date”), if any Governmental Entity (as defined in the Merger Agreement) of competent jurisdiction has issued a final, non-appealable order permanently enjoining or otherwise prohibiting the consummation of the Mergers, or the Company Shareholder Approval has not been obtained upon a vote taken at the shareholders’ meeting or any adjournment or postponement thereof. The Merger Agreement also may be terminated by the Company under certain circumstances, including if, prior to obtaining the Company Shareholder Approval and after following certain procedures and adhering to certain restrictions, the Company Board (or a committee thereof) effects a Company Change of Recommendation in respect of a Company Superior Proposal and the Company pays Parent the Company Termination Payment (as defined below) or due to certain uncured material breaches of the Merger Agreement by any of the Parent Parties that causes certain conditions to the Closing not to be satisfied. In addition, Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if, prior to obtaining the Company

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - COMPANY OVERVIEW AND MERGER AGREEMENT (CONTINUED)

Shareholder Approval, the Company Board or Company Transaction Committee effects a Company Change of Recommendation or due to certain uncured material breaches of the Merger Agreement by the Company or Company OP that causes certain conditions to the Closing not to be satisfied.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination fee of $30.0 million. In addition, in certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, Parent will be required to pay the Company a termination fee of $67.5 million upon termination of the Merger Agreement, including if the Company terminates the Merger Agreement as a result of the Parent Parties’ failure to close when otherwise obligated pursuant to the Merger Agreement or as a result of an uncured material breach of the Merger Agreement by the Parent Parties that causes certain conditions to the Closing not to be satisfied or as a result of the Closing not having occurred by the End Date in circumstances, in each case where the Company could have terminated as a result of the Parent Parties’ failure to close when otherwise obligated pursuant to the Merger Agreement.

Dividends
Pursuant to the terms of the Merger Agreement, the Company may declare and pay regular quarterly dividends and HHLP may declare and pay regular quarterly distributions, in each case, subject to certain limitations. The Company and HHLP may not pay dividends or distributions other than the Company Permitted Dividend without the written consent of Parent, except as necessary to preserve the Company’s tax status as a real estate investment trust or to avoid the imposition of income or excise taxes, subject to certain limitations.
The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 28, 2023.

Commitments and Guarantees
The Parent Parties have obtained debt and equity commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for the Parent Parties to pay all amounts the Parent Parties may be obligated to pay pursuant to the Merger Agreement or the Mergers, including the Merger Consideration, the Preferred Merger Consideration and the OP Merger Consideration and all related fees and expenses.
Certain entities affiliated with the Parent Parties have committed to fund Parent, prior to or substantially concurrently with the Closing, with aggregate equity contributions in an amount equal to $400 million, subject to the terms and conditions set forth in such equity commitment letter, dated as of August 27, 2023.

The Parent Parties have delivered to the Company an executed debt commitment letter pursuant to which the lenders party thereto have committed to provide debt financing to Parent in an aggregate amount up to $1.05 billion, subject to the terms and conditions set forth in such debt commitment letter, dated as of August 27, 2023, to enable Parent to consummate the Mergers and make payments required under and in connection with the Merger Agreement.

In addition, certain entities affiliated with the Parent Parties have entered into a limited guarantee for certain other payment obligations of the Parent Parties under the Merger Agreement in favor of the Company (the “Limited Guarantee”), up to an aggregate amount equal to $75.0 million, subject to the terms and conditions of the Limited Guarantee.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 1 - COMPANY OVERVIEW AND MERGER AGREEMENT (CONTINUED)

Going Concern Consideration

Our secured term loan which has a principal balance of $347,853 as of September 30, 2023 will mature on August 4, 2024, and five of our mortgages totaling $184,952 mature in the next twelve months. Our current and anticipated liquidity is less than the principal balance of these obligations.

As noted above, we anticipate that the closing of the transactions contemplated by the Merger Agreement will occur in the fourth quarter of 2023, subject to the closing conditions. Should the transactions contemplated by the Merger Agreement not close as anticipated, we fail to repay or refinance the debt noted above, or obtain a waiver or amendment for the debt, an event of default could occur. The occurrence of these events requires participation of third parties. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - BASIS OF PRESENTATION

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

Variable Interest Entities

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, there have been no changes to the operating structure of our legal entities during the three and nine months ended September 30, 2023 and, therefore, there are no changes to our evaluation of VIE's as presented within our annual report presented on Form 10-K for the year ended December 31, 2022.

Noncontrolling Interest

We classify the noncontrolling interests of our common units of limited partnership interest in HHLP (“Common Units”), and Long Term Incentive Plan Units (“LTIP Units”) as equity. LTIP Units are a separate class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances. The noncontrolling interest of Common Units and LTIP Units totaled $74,340 as of September 30, 2023 and $73,461 as of December 31, 2022. As of September 30, 2023, there were 8,037,472 Common Units and LTIP Units outstanding with a fair market value of $79,249, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these Common Units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

As noted in Note 1 - Company Overview and Merger Agreement, at the Company Merger date, each Company LTIP Unit that is outstanding and unvested shall vest and become transferable and immediately thereafter, the Company shall cause a Forced Conversion (as defined in the Merger Agreement) with respect to all Company LTIP Units then eligible for conversion (after giving effect to the vesting of all Company LTIP Units as described in the Merger Agreement) such that, as of the Partnership Merger Effective Time, each then outstanding Company LTIP Unit will be converted into an equal number of common Company Partnership Units (with such converted Company Partnership Units treated in the same manner under the Merger Agreement as other outstanding Company Partnership Units).

Net income or loss attributed to Common Units and LTIP Units is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

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

The noncontrolling interest in the Ritz Coconut Grove is measured at the greater of historical cost or the put option redemption value, and is recorded as part of the (Income) Loss Allocated to Noncontrolling Interests - Consolidated Joint Venture line item within the Consolidated Statements of Operations. The value of the noncontrolling interest at the put option redemption value was $4,660 as of September 30, 2023.

Shareholders’ Equity

Terms of the Series C, Series D, and Series E Preferred Shares outstanding at September 30, 2023 and December 31, 2022 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2023	December 31, 2022	Aggregate Liquidation Preference	Distribution Rate	2023	2022
Series C	3,000,000	3,000,000	$75,000	6.875%	$1.2891	$1.2891
Series D	7,701,700	7,701,700	$192,500	6.500%	$1.2188	$1.2188
Series E	4,001,514	4,001,514	$100,000	6.500%	$1.2188	$1.2188
Total	14,703,214	14,703,214

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

As noted in Note 1 - Company Overview and Merger Agreement, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Company Merger Effective Time, (A) each Priority Class A common share of beneficial interest, $0.01 par value per share, of the Company issued and outstanding immediately prior to the Company Merger Effective Time (other than Excluded Shares) will be automatically converted into the right to receive an amount in cash equal to $10.00 per share; (B) each 6.875% Series C Cumulative Redeemable Preferred Share of Beneficial Interest, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Company Merger Effective Time (other than Excluded Shares) will be automatically converted into the right to receive an amount in cash equal to $25.00 per share plus accrued and unpaid dividends, if any, up to and including the Closing Date, without interest; (C) each 6.50% Series D Cumulative Redeemable Preferred Share of Beneficial Interest, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Company Merger Effective Time (other than Excluded Shares) will be automatically converted into the right to receive an amount in cash equal to $25.00 per share plus accrued and unpaid dividends, if any, up to and including the Closing Date, without interest; and (D) each 6.50% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Company Merger Effective Time (other than Excluded Shares) will be automatically converted into the right to receive an amount in cash equal to $25.00 per share per share plus accrued and unpaid dividends, if any, up to and including the Closing Date, without interest.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Land	$390,532	$390,532
Buildings and Improvements	1,107,687	1,093,575
Furniture, Fixtures and Equipment	216,477	203,369
Construction in Progress	8,309	7,105
	1,723,005	1,694,581
Less Accumulated Depreciation	(546,561)	(505,342)
Total Investment in Hotel Properties *	$1,176,444	$1,189,239
* The net book value of investment in hotel property at Ritz Coconut Grove, which is a variable interest entity, is $36,176 and $37,303 at September 30, 2023 and December 31, 2022, respectively.

Acquisitions
For the nine months ended September 30, 2023 and 2022, we acquired no hotel properties.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2023 and December 31, 2022, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned		September 30, 2023	December 31, 2022
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50%	*	$—	$—
SB Partners Three, LLC	Home2 Suites, South Boston, MA	50%		4,068	4,989
				$4,068	$4,989

*In the third quarter of 2023, we received a $500 non-refundable deposit from our joint venture partner to buy our 50% interest. The deposit will be credited against the purchase price at closing, which we anticipate will occur in the fourth quarter of 2023, subject to customary closing conditions.

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

Income (Loss) recognized during the three and nine months ended September 30, 2023 and 2022 for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hiren Boston, LLC*	$—	$394	$—	$436
SB Partners, LLC	—	—	—	(310)
SB Partners Three, LLC	5	84	(421)	(227)
Income (Loss) from Unconsolidated Joint Venture Investments	$5	$478	$(421)	$(101)

*On November 30, 2022, we sold our 50% membership interest in Hiren Boston, LLC.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 4 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022.

Balance Sheets

	September 30, 2023	December 31, 2022
Assets
Investment in Hotel Properties, Net	$44,247	$47,356
Other Assets	12,131	11,803
Total Assets	$56,378	$59,159

Liabilities and Equity
Mortgages	$49,304	$50,236
Other Liabilities	10,196	10,012
Equity:
Hersha Hospitality Trust	1,613	2,630
Joint Venture Partner(s)	(4,735)	(3,719)
Total Equity	(3,122)	(1,089)

Total Liabilities and Equity	$56,378	$59,159

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Room Revenue	$5,668	$8,166	$13,003	$17,661
Other Revenue	208	405	531	909
Operating Expenses	(2,854)	(4,156)	(7,182)	(10,239)
Lease Expense	(159)	(320)	(478)	(834)
Property Taxes and Insurance	(417)	(588)	(1,170)	(1,732)
General and Administrative	7	(71)	78	(107)
Depreciation and Amortization	(1,041)	(1,244)	(3,184)	(3,746)
Interest Expense	(851)	(923)	(2,490)	(2,364)
Income Tax Expense	(140)	(114)	(140)	(62)
Net Income (Loss)	$421	$1,155	$(1,032)	$(514)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 4 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
The following table is a reconciliation of our share in the unconsolidated joint ventures’ equity to our investment in the unconsolidated joint ventures as presented on our balance sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Our share of equity recorded on the joint ventures' financial statements	$1,613	$2,630
Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	2,455	2,359
Investment in Unconsolidated Joint Ventures	$4,068	$4,989
(1)  Adjustment to reconcile our share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the difference between our basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 5 - OTHER ASSETS
Other Assets

Other Assets consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Derivative Asset	$12,606	$18,709
Deferred Financing Costs	630	1,197
Prepaid Expenses	11,989	10,481
Investment in Statutory Trusts	1,548	1,548
Investment in Non-Hotel Property and Inventories	1,859	2,026
Deposits with Unaffiliated Third Parties	362	597
Deferred Tax Asset, Net of Valuation Allowance of $13,903 and $14,414, respectively	—	—
Swap Interest Receivable	1,176	932
Other	3,130	3,062
	$33,300	$38,552
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

Deferred Tax Asset – We have $0 of net deferred tax assets as of September 30, 2023. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and at the current time, we believe that it is more likely than not that we will not be able to realize the net deferred tax assets in the future, and a valuation allowance for the entire deferred tax asset has been recorded.

Swap Interest Receivable – Swap Interest Receivable represents amounts due from counterparties under our swap agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 6 - DEBT
Mortgages
Mortgages payable at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Mortgage Indebtedness	$184,952	$208,880
Net Unamortized Premium	2	7
Net Unamortized Deferred Financing Costs	(224)	(533)
Mortgages Payable	$184,730	$208,354

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

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages. Net Unamortized Premiums are also amortized over the remaining life of the loans. Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 4.02% to 8.09% as of September 30, 2023.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan, or require an additional principal payment to achieve the desired threshold. We have determined that all debt covenants contained in the loan agreements securing our consolidated hotel properties were met as of September 30, 2023.

As of September 30, 2023, the maturity dates for the outstanding mortgage loans ranged from December 2023 to July 2024. For mortgages with maturity dates within the next twelve months, we plan to refinance each mortgage before their maturities, or use available cash on hand or capacity under our revolving line of credit to pay the obligation.

Credit Facilities

On August 4, 2022, we entered into a credit agreement (the "Credit Agreement"), which provided for a secured term loan of $400,000 and secured revolving line of credit with capacity of $100,000, both of which mature on August 4, 2024. Borrowings under the Credit Agreement bear interest at a rate of Term Secured Overnight Financing Rate ("SOFR") plus a 250 basis point spread. The following table summarizes the secured term loan balances outstanding as of September 30, 2023 and December 31, 2022:

	Outstanding Balance
	September 30, 2023	December 31, 2022
Principal	$347,853	$372,853
Deferred Loan Costs	(1,167)	(2,217)
Total Secured Term Loan	$346,686	$370,636

Immediately upon entering into the Credit Agreement, proceeds from the $400,000 new term loan, along with a portion of the proceeds from the dispositions discussed in Note 3 – Investment in Hotel Properties, were used to pay off and terminate

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 6 - DEBT (CONTINUED)
all borrowings under our previous credit facility agreement ("the Prior Facilities"), which consisted of three secured credit arrangements which had an aggregate principal balance of $497,481.

The Credit Agreement contains financial covenants, including a fixed charge coverage ratio of not less than 1.50 to 1.00; and a maximum leverage ratio of not more than 60%. We have determined that we are in compliance with all covenants contained in the Credit Agreement as of September 30, 2023.

The amount that we can borrow at any given time under the Credit Agreement is governed by certain operating metrics of designated hotel properties known as borrowing base assets. As of September 30, 2023, the following hotel properties secure the Credit Agreement:

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

The weighted average interest rate on our credit facilities, including our Prior Facilities and including the effect of derivative instruments, was 4.42% and 3.90%, 4.46% and 3.47% for the three and nine months ended September 30, 2023 and 2022, respectively.

Notes Payable

Notes payable at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Statutory Trust I and Statutory Trust II Notes Payable Indebtedness	$51,548	$51,548
Net Unamortized Deferred Financing Costs	(613)	(653)
Statutory Trust I and Statutory Trust II Notes Payable	$50,935	$50,895

We have two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements. The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3.00% per annum, or SOFR plus 3% plus the spread adjustment of 0.26% after June 30, 2023. This rate resets 2 business days prior to each quarterly payment. The related deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 8.52% and 5.25%, and 8.14% and 4.16% for the three and nine months ended September 30, 2023 and 2022, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 6 - DEBT (CONTINUED)

Interest Expense

The table below summarizes interest expense incurred by the Company during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mortgage Loans Payable	$3,683	$3,503	$11,192	$8,980
Interest Rate Swap Contracts on Mortgages	(480)	(184)	(1,850)	739
Unsecured Notes Payable	1,123	2,222	3,192	11,217
Credit Facility and Term Loans	6,973	5,455	20,520	13,611
Interest Rate Swap Contracts on Credit Facilities	(3,044)	(675)	(8,388)	1,378
Deferred Financing Costs Amortization	652	896	2,012	3,322
Other	93	116	276	353
Total Interest Expense	$9,000	$11,333	$26,954	$39,600

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 7 – LEASES

As of September 30, 2023, we own two hotels, the Hilton Garden Inn JFK and the Annapolis Waterfront Hotel, within our consolidated portfolio of hotels where we do not own the land on which the hotels reside, rather we lease the land from an unrelated third-party lessor. Our land leases are classified as operating leases and have initial terms with extension options that range from August 2064 to October 2103. We also have two additional office space leases for our Philadelphia office and New York City office. The Philadelphia office lease commenced in April 2023 with a lease term through July 2028. Our New York City office lease term is through December 2027. Lease costs for our office spaces are included in General and Administrative expense.

We disposed of the following hotels during the year ended December 31, 2022 which had ground leases that were assumed by the buyers: the Courtyard Brookline, the Gate hotel JFK Airport, Hotel Milo, and Towneplace Suites Sunnyvale.

The components of lease costs for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$302	$51	$353	$943	$121	$1,064
Variable lease costs	284	45	329	242	47	289
Total lease costs	$586	$96	$682	$1,185	$168	$1,353

The components of lease costs for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Ground Lease	Office Lease	Total	Ground Lease	Office Lease	Total
Operating lease costs	$909	$306	$1,215	$3,045	$363	$3,408
Variable lease costs	606	172	778	761	203	964
Total lease costs	$1,515	$478	$1,993	$3,806	$566	$4,372
Other information related to leases as of and for the nine months ended September 30, 2023 and 2022 is as follows:

	September 30, 2023	September 30, 2022
Cash paid from operating cash flow for operating leases	$2,048	$4,080
Weighted average remaining lease term (in years)	48.7	66.4
Weighted average discount rate	7.84%	7.87%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2023 and 2022, base management fees incurred to HHMLP totaled $2,531 and $2,675, and $6,411 and $7,818 respectively, and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties that are not managed by the brand are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, advertising services and certain other charges, and such payments are primarily based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2023 and 2022 were $3,829 and $4,181, and $10,312 and $12,595 respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting, Revenue Management and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. Revenue management service fees are incurred to reimburse HHMLP for costs related to corporate level direct sales and sales support, and are allocated based on total hotel revenue. For the three and nine months ended September 30, 2023 and 2022, the Company incurred the following fees which are included in Hotel Operating Expenses under Other Operating Expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Accounting fees	$204	$244	$613	$799
Information technology fees	70	80	206	257
Revenue management service fees	449	515	1,347	1,664

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 8 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Capital Expenditure Fees

HHMLP charges fees between 3% and 5% on certain capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2023 and 2022, we incurred fees of $149 and $126, and $804 and $420, respectively, which were capitalized with the cost of capital expenditures.

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

Hotel Supplies

We purchase certain hotel supplies and make certain capital expenditures from Hersha Purchasing and Design (HPD), a hotel supply company owned, in part, by certain executives and trustees of the Company. For the three and nine months ended September 30, 2023 and 2022, we incurred charges for hotel supplies of $12 and $0, and $12 and $0, respectively, for hotel supplies purchased from HPD. For the three and nine months ended September 30, 2023 and 2022, we incurred charges of $4,847 and $1,150, and $15,559 and $5,691, respectively, for capital expenditure purchases from HPD. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets.

Corporate Shared Services

The Company utilizes the services of HHMLP to provide risk management, information technology, and human resource services to the Company. The fees incurred for these services for the three and nine months ended September 30, 2023 and 2022 were $124 and $146, and $371 and $439, respectively, and are included in General and Administrative Expense on our consolidated statements of operations.

Restaurant Lease Agreements with Independent Restaurant Group

The Company has entered into management agreements with Independent Restaurant Group (“IRG”), owned, in part, by certain executives and trustees of the Company. As of September 30, 2023, IRG is subject to the supervision of HHMLP, as property manager, for the restaurant at one of our hotel properties. The IRG lease for a restaurant at the Rittenhouse hotel was terminated as of August 1, 2023. For the three and nine months ended September 30, 2023 and 2022, management fees incurred which were paid to IRG totaled $39 and $61, and $143 and $172, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2023 and December 31, 2022 was approximately $232 and $245, respectively. The balances primarily consist of asset management fees due from our unconsolidated joint ventures.

Due to Related Parties

The balance due to related parties as of September 30, 2023 and December 31, 2022 was $1,369 and $2,610, respectively. The balance at September 30, 2023 and December 31, 2022 primarily consisted of amounts due to HHMLP for monthly management fees discussed above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS
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

As of September 30, 2023, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counter-parties. However, as of September 30, 2023 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates. The following table presents our derivative instruments as of September 30, 2023 and December 31, 2022:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

							Estimated Fair Value
							Asset Balance
Hedged Debt	Type	Strike Rate	Index	Effective Date	Derivative Contract Maturity Date	Notional Amount	September 30, 2023	December 31, 2022
Term Loan Instruments:
Credit Facility	Swap	1.341%	1-Month SOFR + 2.50%	August 30, 2022	September 10, 2024	$270,000	$9,988	$14,123
Credit Facility	Swap	1.279%	1-Month SOFR + 2.50%	September 6, 2022	August 4, 2024	30,000	1,017	1,533

Mortgages:
Hyatt, Union Square, New York, NY	Swap	1.870%	1-Month LIBOR + 2.30%	June 7, 2019	June 7, 2023	56,000	—	699
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	678	1,007
Hilton Garden Inn Tribeca, New York, NY	Swap	1.768%	1-Month LIBOR + 2.25%	July 25, 2019	July 25, 2024	22,725	678	1,007
Hilton Garden Inn 52nd Street, New York, NY	Cap	4.000%	1-Month SOFR	December 4, 2022	December 1, 2023	44,325	100	340
Hyatt, Union Square, New York, NY	Swap	4.988%	1-Month SOFR + 2.40%	June 7, 2023	June 7, 2024	56,000	145	—
							$12,606	$18,709

The fair value of the interest rate swaps and cap are included in Other Assets at September 30, 2023 and December 31, 2022.

The net change related to derivative instruments designated as cash flow hedges recognized as unrealized gains reflected on our consolidated balance sheet in accumulated other comprehensive income was a (loss)/gain of $(2,701) and $5,799, and $(6,005) and $25,902 for the three and nine months ended September 30, 2023 and 2022, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made and received on the Company’s variable-rate derivatives. The change in net unrealized gains/(losses) on cash flow hedges reflects a reclassification of $46 and $(136), and $98 and $(875) of net unrealized gains/(losses) from accumulated other comprehensive income as an increase/decrease to interest expense for the three and nine months ended September 30, 2023 and 2022, respectively. For the next twelve months ending September 30, 2024, we estimate that an additional $12,847 will be reclassified as a decrease to interest expense.

Fair Value of Debt
We estimate the fair value of our fixed rate debt and the credit spreads over variable market rates on our variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2023, the carrying value and estimated fair value of our debt was $582,351 and $566,640, respectively. As of December 31, 2022, the carrying value and estimated fair value of our debt was $629,885 and $610,401, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 10 – SHARE BASED PAYMENTS
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
The 60% market-based portion of the 2023 LTIP has a three-year performance period which commenced on January 1, 2023 and ends December 31, 2025. As of September 30, 2023, no shares or LTIP Units have been issued to the executive officers in settlement of 2023 LTIP market-based awards.

A summary of our share based compensation activity from December 31, 2022 to September 30, 2023 is as follows:

	LTIP Unit Awards			Restricted Share Awards		Share Awards
	Number of Units		Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance as of December 31, 2022	1,105,573		$9.65	164,166	$9.83	—
Granted	1,297,419	(1)	5.90	52,710	5.90	145,615	$6.36
Vested	(51,452)		5.90	(122,423)	10.03	(145,615)	6.36
Forfeited	—		N/A	(2,767)	10.52	—	N/A
Unvested Balance as of September 30, 2023	2,351,540		$7.66	91,686	$7.29	—
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 10 – SHARE BASED PAYMENTS (CONTINUED)
The following table summarizes share based compensation expense for the three and nine months ended September 30, 2023 and 2022 and unearned compensation as of September 30, 2023 and December 31, 2022:

	Share Based Compensation Expense				Unearned Compensation
	For the Three Months Ended		For the Nine Months Ended		As of
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	September 30, 2023	December 31, 2022
Issued Awards
LTIP Unit Awards	$1,857	$1,960	$4,584	$5,878	$5,689	$5,311
Restricted Share Awards	98	228	473	767	358	683
Share Awards	45	152	1,060	916	—	—
Unissued Awards
Market Based	339	428	971	1,047	2,632	2,541
Total	$2,339	$2,768	$7,088	$8,608	$8,679	$8,535
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

As noted in Note 1 - Company Overview and Merger Agreement, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Company Merger Effective Time, each Company Restricted Share Award that is outstanding immediately prior to the Company Merger Effective Time will vest, and each Company Restricted Share Award will be canceled and converted into the right to receive a payment (without interest and subject to applicable tax withholding) equal to the number of Company Common Shares underlying such Company Restricted Share Award at $10.00 per share. At the Partnership Merger Effective Time, each Company LTIP Unit that is outstanding and unvested as of immediately prior to the Partnership Merger Effective Time shall vest and become transferable and immediately thereafter, the Company shall cause a Forced Conversion (as defined in the Merger Agreement) with respect to all Company LTIP Units then eligible for conversion (after giving effect to the vesting of all Company LTIP Units as described in the Merger Agreement) such that, as of the Partnership Merger Effective Time, each then outstanding Company LTIP Unit will be converted into an equal number of common Company Partnership Units (with such converted Company Partnership Units treated in the same manner under the Merger Agreement as other outstanding Company Partnership Units).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 11 – EARNINGS PER SHARE
The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NUMERATOR:
Basic and Diluted*
Net income (loss)	$952	$136,189	$(2,588)	$129,174
Loss (Income) Allocated to Noncontrolling Interests	629	(14,668)	3,038	(15,374)
Distributions to Preferred Shareholders	(6,043)	(6,044)	(18,130)	(18,131)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(122)	(101)	(361)	(101)
Net (loss) income applicable to Common Shareholders	$(4,584)	$115,376	$(18,041)	$95,568

DENOMINATOR:
Weighted average number of common shares - basic	40,012,965	39,465,645	39,831,101	39,325,679
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	—	1,095,727	—	979,938
Contingently Issued Shares and Units	—	401,401	—	364,489
Weighted average number of common shares - diluted	40,012,965	40,962,773	39,831,101	40,670,106
*Loss (Income) allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units and Vested LTIP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact. In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to net (loss) income applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS)

NOTE 12 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the nine months ended September 30, 2023 and 2022 totaled $34,886 and $31,087, respectively. Net cash received on Interest Rate Derivative contracts during the nine months ended September 30, 2023 totaled $10,093 and net cash paid on Interest Rate Derivative contracts during the nine months ended September 30, 2022 totaled $4,347. Cash paid for income taxes during the nine months ended September 30, 2023 and 2022 totaled $4,762 and $1,246, respectively. The following non-cash investing and financing activities occurred during the nine months ended September 30, 2023 and 2022:

	2023	2022
Issuance of share based payments	$9,181	$5,462
Accrued payables for capital expenditures placed into service	666	1,222
Adjustment to Record Noncontrolling Interest at Redemption Value	(416)	2,349
Adjustment to Record Right of Use Asset & Lease Liability	917	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

	2023	2022
Cash and cash equivalents	$146,145	$94,271
Escrowed cash	4,948	13,129
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$151,093	$107,400

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” "could," "will," "would," "forecast," "project," "potential," "likely," and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report and other reports filed by us with the U.S. Securities and Exchange Commission (the "SEC"), including, but not limited to those discussed in the sections entitled “Risk Factors” and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

● the satisfaction or waiver of other conditions to closing in the Merger Agreement (as defined below) or the failure of the
Mergers to close for any other reason;
● the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement;
● the outcome of the legal proceedings that may be instituted against the Company and others related to the Mergers and the Merger Agreement;
● unanticipated difficulties or expenditures relating to the Mergers, the response of business partners, hotel operators and competitors to the announcement and pendency of the Mergers, and potential difficulties in employee retention as a result of the announcement and pendency of the Mergers;
● the Company’s exclusive remedy against the counterparties to the Merger Agreement with respect to any breach of the
Merger Agreement being to seek payment of the parent termination fee, which may not be adequate to cover the
Company’s damages;
● the Company’s restricted ability to pay dividends to its common shareholders pursuant to the Merger Agreement;
● unexpected costs, liabilities or delays involving the proposed Mergers;
● risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed Mergers;
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

RECENT EVENTS

Merger Agreement and Mergers

On August 27, 2023, Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, a subsidiary of the Company (“Company OP”), 1776 Portfolio Investment, LLC (“Parent”), 1776 Portfolio REIT Merger Sub, LLC, a wholly owned subsidiary of Parent (“REIT Merger Sub”), and 1776 Portfolio OP Merger Sub, LP, a subsidiary of Parent (“OP Merger Sub” and, together with Parent and REIT Merger Sub, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, OP Merger Sub will be merged with and into Company OP (the “Partnership Merger”, and such surviving entity, the “Surviving Partnership”) and, immediately following the Partnership Merger, the Company shall be merged with and into REIT Merger Sub (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Company Merger, REIT Merger Sub will survive as a wholly owned subsidiary of Parent and the separate existence of the Company will cease. Upon completion of the Company Merger, the Company will cease to be a publicly traded company and, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Company Merger (the "Company Merger Effective Time"), other than Excluded Shares: (i) each Company Common Share issued and outstanding immediately prior to the merger will be converted into the right to receive $10.00 in cash without interest; and (ii) each 6.875% Series C Cumulative Redeemable Preferred Share (“Series C Preferred Share”) issued and outstanding will be converted into the right to receive $25.00 in cash plus accrued and unpaid dividends, if any, up to and including the Closing Date, without interest; and (iii) each 6.50% Series D Cumulative Redeemable Preferred Share (“Series D Preferred Share”) issued and outstanding will be converted into the right to receive $25.00 in cash plus accrued and unpaid dividends, if any, up to and including the Closing Date, without interest; and (iv) each 6.50% Series E Cumulative Redeemable Preferred Share (“Series E Preferred Share”) issued and outstanding will be converted into the right to receive $25.00 in cash plus accrued and unpaid dividends, if any, up to and including the Closing Date, without interest.

On October 3, 2023, the Company filed a definitive proxy statement on Schedule 14A relating to the Merger (the “Proxy Statement”). The special meeting of shareholders (the “Special Meeting”) was held on November 8, 2023 in which an affirmative vote of the majority of the outstanding common shares was made to approve the Company Merger and other transactions proposed as part of the Mergers.

The transactions contemplated by the Merger Agreement are expected to be completed in the fourth quarter of 2023; however, the closing of the Mergers is subject to various closing conditions, each of which is more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2023 and the Proxy Statement filed with the Securities and Exchange Commission on October 3, 2023. See Note 1 to the unaudited condensed consolidated financial statements included with this report, “Company Overview and Merger Agreement” for additional information.

BACKGROUND

As of September 30, 2023, we owned interests in 25 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, Monterey Bay, Key West, and Miami, including 22 wholly-owned hotels, one hotel through our interest in a consolidated joint venture, and interests in two hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2023, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

SUMMARY OF OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $12,250 to $91,891 for the three months ended September 30, 2023 compared to $104,141 for the same period in 2022.  This decrease is primarily attributable to the sale of ten hotel properties (the Courtyard Brookline, Gate hotel JFK Airport, Hampton Inn Philadelphia, Hampton Inn D.C., Courtyard Los Angeles, the Hotel Milo, TownePlace Suites Sunnyvale, Hilton Garden Inn M Street, Courtyard Sunnyvale, and Pan Pacific Seattle) in the third and fourth quarters of 2022, which contributed hotel operating revenue of $17,076 during the three months ended September 30, 2022. This decrease is partially offset by an increase in demand across our urban markets in 2023.

Expenses

Total hotel operating expenses decreased $6,237 to $56,422 for the three months ended September 30, 2023 compared to $62,659 for the three months ended September 30, 2022. This decrease is primarily attributable to the sale of the ten hotel properties referenced above during the third and fourth quarters of 2022, which contributed hotel operating expense of $8,585 during the three months ended September 30, 2022. This decrease is partially offset by an increase in hotel operating expenses due primarily to the reopening of food and beverage outlets at several of our hotels, and due to increased occupancy at our hotels for the three months ended September 30, 2023 as a result of the increase in demand noted above.

Hotel ground rent decreased by $599, or 50.5%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of the disposal of the following hotels during the year ended December 31, 2022 which had ground leases that were assumed by the buyers: the Courtyard Brookline, the Gate hotel JFK Airport, the Hotel Milo and the TownePlace Suites Sunnyvale. As of September 30, 2023, we have two hotels in our portfolio in which we incur ground rent: the Hilton Garden Inn JFK and the Annapolis Waterfront Hotel.

Real estate and personal property tax and property insurance decreased $794, or 10.5%, for the three months ended September 30, 2023 when compared to the same period in 2022, which is primarily driven by the sale of ten hotel properties in the third and fourth quarters of 2022 noted above. In general, our property insurance costs continue to rise annually, which was partially offset by a reduction in expense due to the dispositions noted above.

General and administrative expense increased $166, or 2.8%, from $5,883 for the three months ended September 30, 2022 to $6,049 for the same period in 2023. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation decreased $429 when comparing the three months ended September 30, 2023 to the same period in 2022. Please refer to “Note 10 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Depreciation and amortization decreased by $1,106, or 7.4%, to $13,794 for the three months ended September 30, 2023 from $14,900 for the three months ended September 30, 2022. The decrease is primarily attributable to the sale of ten hotels in 2022 noted above, and assets that fully depreciated during 2022.

During the third quarter of 2022, the Company determined that the carrying value of the Gate hotel JFK Airport exceeded the anticipated net proceeds from sale, resulting in a $10,024 loss on impairment of assets recorded during the third quarter of 2022.

Operating Income

Operating income for the three months ended September 30, 2023 was $8,365 compared to operating income of $2,036 during the same period in 2022. This increase is primarily driven by the $10,024 loss on impairment of assets recorded during the third quarter of 2022, as compared to no impairment incurred during the three months ended September 30, 2023. This is partially offset by decreases in hotel operating revenue and hotel operating expenses described above.

Interest Income

Interest income increased $1,415 from $101 for the three months ended September 30, 2022 to $1,516 for the three months ended September 30, 2023. The increase in interest income is primarily driven by an increase in cash and cash equivalents as a result of the 2022 hotel dispositions noted above, and increases in interest rates in the overall market which have increased the interest income earned on cash and cash equivalents.

Interest Expense

Interest expense decreased $2,333 from $11,333 for the three months ended September 30, 2022 to $9,000 for the three months ended September 30, 2023. The decrease in interest expense is primarily driven by the pay down of the amount drawn under the prior line of credit of $118,684 on August 4, 2022, the decrease in the principal term loan balance of $97,481 after the credit refinancing on August 4, 2022, and the pay off of certain unsecured notes payable on August 4, 2022 which had a principal balance of $158,094.

Gain on Disposition of Hotel Properties

During the three months ended September 30, 2022, we closed on the sale of six of the seven urban select service hotels and recognized a gain of $167,800 accordingly. There were no hotel dispositions during the three months ended September 30, 2023.

Loss on Debt Extinguishment

During the three months ended September 30, 2022, we incurred a loss on debt extinguishment of $17,958. We incurred $13,725 of debt extinguishment losses upon redemption of the Junior Notes on August 4, 2022, and $4,233 of debt modification and extinguishment losses as a result of refinancing our credit facilities on August 4, 2022.

Other Income

Other income was $341 for the three months ended September 30, 2023 compared to $467 for the three months ended September 30, 2022. Other income during the three months ended September 30, 2023 primarily consists of the recovery of certain deposits associated with properties sold in 2022 that we had previously deemed uncollectible.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $473 to $5 for the three months ended September 30, 2023 compared to $478 during the same period in 2022. The income from unconsolidated joint ventures for the three months ended September 30, 2022 includes income of $394 for Hiren Boston, LLC, which we sold on November 30, 2022. The remaining change is attributable to a decline in operating results at our Home2 Suites, South Boston joint venture for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Income Tax Expense

During the three months ended September 30, 2023, the Company recorded income tax expense of $275 compared to $5,402 for the three months ended September 30, 2022. The decrease is primarily driven by state income tax incurred as a result of gains on hotel dispositions recognized during the three months ended September 30, 2022 for the hotel dispositions noted above.

After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of September 30, 2023, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at September 30, 2023 is $0. Absent the valuation allowance and the impact of hotel dispositions, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net (Loss) Income Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended September 30, 2023 was $4,462 compared to net income applicable to common shareholders of $115,477 during the same period in 2022. This decrease is primarily driven by the $167,800 gain recognized on the sale of the Courtyard Brookline, Hampton Inn Philadelphia, Hampton Inn D.C., Courtyard Los Angeles, TownePlace Suites Sunnyvale, and Hilton Garden Inn M Street during the nine months ended September 30, 2022. This change is partially offset by a decrease in interest expense, depreciation and amortization, and real estate and personal property taxes and property insurance, and an increase in interest income in 2023 as compared to the same period in 2022.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2023 consisted of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements. Hotel operating revenues decreased $44,455, or 14.4%, to $264,712 for the nine months ended September 30, 2023 compared to $309,167 for the same period in 2022. The decrease in hotel operating revenue is primarily attributable to the sale of ten hotel properties (the Courtyard Brookline, Gate hotel JFK Airport, Hampton Inn Philadelphia, Hampton Inn D.C., Courtyard Los Angeles, the Hotel Milo, TownePlace Suites Sunnyvale, Hilton Garden Inn M Street, Courtyard Sunnyvale, and Pan Pacific Seattle) during the third and fourth quarters of 2022. These hotels contributed hotel operating revenue of $63,218 during the nine months ended September 30, 2022. The decrease attributable to hotel dispositions is partially offset by an increase in demand across our urban markets in 2023 and an increase in Food & Beverage revenues due to the reopening of food and beverage outlets at several of our hotels.

Expenses

Total hotel operating expenses decreased $12,047, or 6.7%, to $167,055 for the nine months ended September 30, 2023 from $179,102 for the nine months ended September 30, 2022. This decrease is primarily attributable to the sale of ten hotel properties in the third and fourth quarters of 2022 noted above, which contributed hotel operating expense of $31,848 during the nine months ended September 30, 2022. This is partially offset by an increase in hotel operating expenses due primarily to the reopening of food and beverage outlets noted above, and due to increased occupancy at our hotels for the nine months ended September 30, 2023 as a result of the increase in demand noted above.

Depreciation and amortization decreased by 19.0%, or $9,710, to $41,469 for the nine months ended September 30, 2023 from $51,179 for the nine months ended September 30, 2022. The decrease is primarily attributable to assets that fully depreciated during 2022 and a reduction in expense due to the 2022 hotel dispositions noted above.

Real estate and personal property tax and property insurance decreased $5,172, or 21.2%, for the nine months ended September 30, 2023 when compared to the same period in 2022, which is primarily due to the sale of hotels noted above. In general, our property insurance costs continue to rise annually, which was partially offset by a reduction in expense due to the dispositions noted above.

General and administrative expense decreased by $941, or 5.3%, to $16,751 for the nine months ended September 30, 2023 from $17,692 for the nine months ended September 30, 2022. General and administrative expense includes expenses related to payroll, rents, and other corporate level administrative costs as well as non-cash share based payments issued as compensation to the Company’s trustees, executives, and employees. Expenses related to non-cash share based compensation decreased $1,520 when comparing the nine months ended September 30, 2023 to 2022. Please refer to “Note 10 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

During the third quarter of 2022, the Company determined that the carrying value of the Gate hotel JFK Airport exceeded the anticipated net proceeds from sale, resulting in a $10,024 loss on impairment of assets.

Operating Income

Operating income for the nine months ended September 30, 2023 decreased $5,236 to operating income of $18,950 during the nine months ended September 30, 2023 from $24,186 during the same period in 2022. This decrease is primarily driven by the 2022 hotel dispositions and decreases in hotel operating revenue and hotel operating expenses described above.

Interest Income

Interest income increased $4,847 from $103 for the nine months ended September 30, 2022 to $4,950 for the nine months ended September 30, 2023. The increase in interest income is primarily driven by an increase in cash and cash equivalents as a result of the 2022 hotel dispositions noted above, and increases in interest rates in the overall market which have increased the interest income earned on cash and cash equivalents.

Interest Expense

Interest expense for the nine months ended September 30, 2023 was $26,954 compared to $39,600 for the nine months ended September 30, 2022. The decrease in interest expense is primarily driven by the pay down of the amount drawn under the prior line of credit of $118,684 on August 4, 2022, the decrease in the principal term loan balance of $97,481 after the credit refinancing on August 4, 2022, and the pay off of certain unsecured notes payable on August 4, 2022 which had a principal balance of $158,094.

Gain on Disposition of Hotel Properties

During the nine months ended September 30, 2022, we closed on the sale of six of the seven urban select service hotels and recognized a gain of $167,800 accordingly. There were no hotel dispositions during the nine months ended September 30, 2023.

Loss on Debt Extinguishment

During the nine months ended September 30, 2022, we incurred a loss on debt extinguishment of $17,958. We incurred $13,725 of debt extinguishment losses upon redemption of the Junior Notes on August 4, 2022, and $4,233 of debt modification and extinguishment losses as a result of refinancing our credit facilities on August 4, 2022.

Income Tax Expense

During the nine months ended September 30, 2023, the Company recorded income tax expense of $374 compared to income tax expense of $5,516 for the nine months ended September 30, 2022. The decrease is primarily driven by state income tax incurred as a result of gains on hotel dispositions recognized during the nine months ended September 30, 2022 for the hotel dispositions noted above.

After considering various factors, including future reversals of existing taxable temporary differences, future taxable income and tax planning strategies, we believe that as of September 30, 2023, it is not more likely than not that we will be able to realize our net deferred tax asset and therefore, maintained the full valuation allowance that was established during the second quarter of 2020. As a result, the balance of our net deferred tax asset at September 30, 2023 is $0. Absent the valuation allowance and the impact of hotel dispositions, the amount of income tax expense or benefit that the Company typically records depends mostly on the amount of taxable income or loss that is generated by our consolidated taxable REIT subsidiaries (“TRS”).

Net (Loss) Income Applicable to Common Shareholders

Net loss applicable to common shareholders for the nine months ended September 30, 2023 was $17,680 compared to net income of $95,669 during the same period in 2022, which is decrease of $113,349.  The change is primarily driven by the $167,800 gain recognized on the sale of the Courtyard Brookline, Hampton Inn Philadelphia, Hampton Inn D.C., Courtyard Los Angeles, TownePlace Suites Sunnyvale, and Hilton Garden Inn M Street during the nine months ended September 30, 2022, offset, in part, by a decrease in interest expense, a decrease in impairment of assets, a decrease in loss on debt extinguishment, and an increase in interest income in 2023 as compared to the same period in 2022.

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

As of September 30, 2023 we had no off-balance sheet arrangements.

Credit Facility and Term Loans

On August 4, 2022, we entered into a credit agreement (the "Credit Agreement"), with certain lenders, for whom Citibank, N.A. ("Citibank") acted as the administrative agreement and collateral agent, Wells Fargo Bank, N.A. and Manufacturers and Traders Trust Company acted as the co-syndication agents, and Citibank, Wells Fargo Securities, LLC, and Manufacturers and Traders Trust Company acted as joint lead arrangers and joint book running managers. The Credit Agreement provided for a new secured term loan of $400.0 million and secured revolving line of credit with capacity of $100.0 million which mature in August of 2024. Immediately upon entering into the Credit Agreement, proceeds from the $400.0 million new term loan, along with a portion of the proceeds from the dispositions discussed in Note 3 – Investment in Hotel Properties, were used to pay off and terminate all borrowings under the Prior Facilities. Subsequent to August 4, 2022, we made additional principal payments on the term loan as required by the loan agreements when we sold hotels which were borrowing base assets, as well as at our election, leaving an outstanding term loan balance of $347,853 as of September 30, 2023.

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

Acquisitions

During the nine months ended September 30, 2023 and 2022, we acquired no hotel properties and we do not anticipate any acquisitions prior to the closing of the Mergers. Should the Mergers not close as anticipated, we intend to invest in additional hotels only as suitable opportunities arise and adequate sources of capital are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Dispositions

On August 4, 2022 and October 26, 2022, we closed on two related closings on the sale of a total of seven hotels to an unaffiliated buyer for a purchase price of $505,000. These seven hotels included the Courtyard Brookline; the Hampton Inn Washington, DC; Hilton Garden Inn M Street Washington, DC; Hampton Inn Philadelphia; TownePlace Suites Sunnyvale; Courtyard Sunnyvale; and the Courtyard Los Angeles Westside. The proceeds from the sale were used to pay off the Junior Notes at a redemption price of 104%, or $164,418, and the Prior Facilities. The mortgage loan amount of $39,309 secured by the Courtyard Sunnyvale hotel was assumed by the buyer and we paid off the Courtyard Los Angeles mortgage with a principal balance of $35,000 at closing.
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

At September 30, 2023, we were in compliance with our debt service coverage ratio ("DSCR") requirements for our mortgage borrowings. It is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. The lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations, or require an additional principal payment to achieve the desired threshold.

As noted above, our secured term loan which has a principal balance of $347,853 as of September 30, 2023 will mature on August 4, 2024, and all five of our mortgages totaling $184,952 mature in the next twelve months. We anticipate that the closing of the Mergers will occur in the fourth quarter of 2023, subject to the closing conditions. Should the Mergers not close as anticipated, we fail to repay or refinance the debt noted above, or obtain a waiver or amendment for the debt, an event of default could occur. The occurrence of these events requires participation of third parties. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern.

Spending on capital improvements during the nine months ended September 30, 2023 increased when compared to spending on capital improvements during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we spent $29,390 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $17,936 spent during the same period in 2022. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment. We may spend additional amounts, if necessary, to comply with the requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be prudent. We are also obligated to fund the cost of certain capital improvements to our hotels.

We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities and hotel dispositions to pay for the cost of capital improvements and any furniture, fixture and equipment requirements.

Restrictions per the Merger Agreement
Pursuant to the terms of the Merger Agreement, the Company agreed to certain capital restrictions as we conduct our business until the closing of the Merger Agreement, which includes, but is not limited to:
•Declaration and payment of regular quarterly dividends and quarterly distributions only. No additional dividends or distributions are permitted without the written consent of Parent, except as necessary to preserve the Company’s tax status as a real estate investment trust or to avoid the imposition of income or excise taxes;
•Certain equity activity is prohibited, including the issuance of additional securities, and splits or repurchases of any shares of the Company or its subsidiaries, with limited exceptions;
•No additional debt shall be incurred unless under certain specified circumstances;
•The Company will not make capital expenditures outside of those set forth in the Merger Agreement and normal, recurring capital expenditures necessary to fulfil obligations under management and franchise agreements; and
•Restriction on the purchase, transfer, or disposition of any hotel property of the Company, unless under certain defined circumstances, or those defined as Pending Sales Contracts in the Merger Agreement.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2023 and 2022

Net cash provided by operating activities decreased by $17,813 from $65,297 for the nine months ended September 30, 2022 to $47,484 for the comparable period in 2023. The decrease in cash flow is primarily attributable to a decrease in hotel property cash flow as a result of the sale of ten hotel properties in the third and fourth quarters of 2022.

Net cash (used in) provided by investing activities for the nine months ended September 30, 2023 changed by $394,462 to net cash used in investing activities of $28,890 from net cash provided by investing activities of $365,572 for the nine months ended September 30, 2022. The decrease is primarily driven by proceeds received of $382,699 for the sale of six of the seven urban select service hotels during the nine months ended September 30, 2022. In addition, there was an increase of $11,454 for capital expenditures for the nine months ended September 30, 2023 compared to 2022 as we completed certain selective capital expenditure projects during the nine months ended September 30, 2023. During the nine months ended September 30, 2022 we contributed $485 to the Hiren Boston and SB Partners unconsolidated joint ventures compared to no contributions during the nine months ended September 30, 2023. Lastly, we received insurance proceeds of $1,294 during the nine months ended September 30, 2022 related to property damage incurred for a 2021 claim at our Hampton Inn Philadelphia hotel, and a we received a $500 distribution from our Home2 Suites unconsolidated joint venture during the nine months ended September 30, 2023.

Net cash used in financing activities decreased by $310,893 to $97,521 for the nine months ended September 30, 2023 compared to $408,414 for the nine months ended September 30, 2022. The following items are the major contributing factors for the change in financing cash flows:
•During the nine months ended September 30, 2023, we made a $25,000 payment on the principal balance on the term loan, and made principal payments totaling $23,928 on our mortgages, which includes the
    $23,000 payoff of the St. Gregory mortgage. Our primary use of cash in 2022 was the repayment of the Prior
    Term Loans of $497,481 and the Prior Line of Credit of $118,684, as well as the pay down of the Junior
    Notes of $159,923. We used proceeds from the hotel dispositions noted above, as well as proceeds of
    $400,000 from the new Term Loan to repay these debt obligations.
•Payment of $14,195 for deferred financing costs and debt extinguishment for the nine months ended
    September 30, 2022 which primarily related to the new Credit Agreement and premium paid to redeem the junior notes, as compared to payments of $99 during the nine months ended September 30, 2023 which primarily relates to the St. Gregory mortgage pay off noted above.
•An increase in cash payments of $30,363 related to dividends paid. During the nine months ended
    September 30, 2023, we paid dividends totaling $0.65 per common share and per limited partnership unit compared to no dividends paid on common shares and per limited partnership units during the nine months ended September 30, 2022.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss) income applicable to common shareholders	$(4,462)	$115,477	$(17,680)	$95,669
(Loss) income allocated to noncontrolling interest	(629)	14,668	(3,038)	15,374
(Income) loss from unconsolidated joint ventures	(5)	(478)	421	101
Gain on disposition of hotel properties	—	(167,800)	—	(167,800)
Loss from impairment of depreciable assets	—	10,024	—	10,024
Depreciation and amortization	13,794	14,900	41,469	51,179
Funds from consolidated hotel operations applicable to common shareholders and Partnership Units	8,698	(13,209)	21,172	4,547

Income (loss) from unconsolidated joint ventures	5	478	(421)	(101)
Unrecognized pro rata interest in income (loss) (1)	185	78	(152)	(220)
Depreciation and amortization of difference between purchase price and historical cost (2)	19	21	56	63
Interest in depreciation and amortization of unconsolidated joint ventures (3)	521	621	1,593	1,873
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership Units	730	1,198	1,076	1,615

Funds from Operations applicable to common shareholders and Partnership Units	$9,428	$(12,011)	$22,248	$6,162

Weighted Average Common Shares and Common Units
Basic	40,012,965	39,465,645	39,831,101	39,325,679
Diluted	47,852,936	46,116,055	47,498,448	45,897,306
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

If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. As of September 30, 2023, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2023, we are exposed to interest rate risk with respect to certain variable rate mortgages, and notes payable. As of September 30, 2023, we had total variable rate debt outstanding of $125,146 with a weighted average interest rate of 8.09% for the nine months ended September 30, 2023. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2023 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2023 of $313 and $1,035, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2023, we have five interest rate swaps and one interest rate cap related to debt on Hilton Garden Inn, 52nd Street, New York, NY; Hyatt Union Square, New York, NY; Hilton Garden Inn Tribeca, New York, NY; and our Credit Facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2023, approximately 79% of our outstanding consolidated long-term indebtedness was subject to fixed rates, while 21% of our outstanding long term indebtedness is subject to floating rates. The majority of our floating rate debt and any corresponding derivative instruments are indexed to various tenors of SOFR.

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banks discontinued new LIBOR debt issuances by December 31, 2021. As LIBOR was no longer available beginning July 2023, the Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting issued by the Financial Accounting Standards Board, provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. Our two junior subordinated notes payable in the aggregate amount of $51,548 related to the Hersha Statutory Trusts bear interest at a rate of SOFR plus 3% plus the spread adjustment of 0.26% after June 30, 2023. Our remaining debt has been renegotiated subsequent to the FCA announcement and bears interest at various tenors of SOFR, or the agreements define a benchmark replacement rate and adjustment applicable after June 30, 2023.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2023 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2023 to be approximately $563,090 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2023 to be approximately $570,224.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2023, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2023	2024 - 2025	2026 - 2027	Thereafter	Total
Fixed Rate Debt	$44,401	$414,807	$—	$—	$459,208
Weighted Average Interest Rate	4.45%	3.93%	N/A	N/A	4.19%

Floating Rate Debt	$47,949	$25,649	$—	$51,548	$125,146
Weighted Average Interest Rate	8.32%	8.44%	N/A	8.44%	8.40%
	$92,350	$440,456	$—	$51,548	$584,354

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2023.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our business, operating results or financial conditions, except as discussed below with respect to litigation relating to the proposed Mergers. We are subject to routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our business, operating results or financial conditions.

On October 6, 2023, a complaint was filed in the United States District Court for the Southern District of New York, captioned O’Dell v. Hersha Hospitality Trust, et al., case number 1:23-cv-08811 (the “O’Dell Complaint”). Also on October 6, 2023, a complaint was filed in the United States District Court for the Southern District of New York, captioned Viradia v. Hersha Hospitality Trust, et al., case number 1:23-cv-08820 (the “Viradia Complaint”). On October 11, 2023, a complaint was filed in the United States District Court for the Southern District of New York, captioned Wang v. Hersha Hospitality Trust, et al., case number 1:23-cv-08917 (the “Wang Complaint”). On October 18, 2023, a complaint was filed in the Court of Common Pleas of Montgomery County, Pennsylvania, captioned Garfield v. Hsieh, et al., case number 2023-23106 (the “Garfield Complaint,” and together with the O’Dell, Viradia, and Wang Complaints, the “Complaints”). On October 24, 2023, Plaintiff Garfield filed a motion seeking a preliminary Injunction, or in the alternative, a special injunction temporarily restraining Defendants pending a hearing on a preliminary injunction. On October 27, 2023, Defendants filed their response in opposition to such motion. On October 30, 2023, the parties held a hearing on Plaintiff Garfield’s motion.

The Complaints name as defendants Hersha and members of the Hersha Board of Trustees, including Neil H. Shah, Jackson Hsieh, Dianna F. Morgan, John M. Sabin, Jay H. Shah, Thomas J. Hutchinson III, Donald J. Landry, and Michael A. Leven. The Garfield Complaint additionally names KSL and KSL affiliates. The Complaints generally allege that the defendants filed a materially incomplete and misleading registration statement and/or solicitation statement on Schedule 14D-9 with the Securities and Exchange Commission. Each of the Complaints seek injunctive relief requiring additional disclosures and/or delay of the consummation of the transaction until such disclosures are made, unspecified damages, and other relief. The Company believes the allegations in the Complaints and Garfield Motion are without merit and does not believe that the preliminary proxy statement is deficient in any respect.

Between September 27, 2023 and October 26, 2023, the Company received thirteen demand letters each making similar allegations to those in the Complaints. The Company believes the allegations in the demand letters are without merit and does not believe that the proxy statements are deficient in any respect.

The Company is unable to predict the developments in, outcome of, and/or economic or other consequences of these Complaints and demand letters or predict the developments in, outcome of, and/or other consequences arising out of any potential future litigation or government inquiries related to the Mergers.

Item 1A. Risk Factors.

We have included in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2022, a description of certain risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition to those risk factors, we have identified the following additional risk factors related to the Mergers. The following list is not exhaustive. We have included a more fulsome explanation of the risk factors associated with the Mergers in the definitive proxy statement on Schedule 14A that we filed with the Securities and Exchange Commission on October 3, 2023.

The announcement and pendency of the transactions contemplated by the Merger Agreement may have an adverse effect on our business, financial condition, operating results and cash flows.

Uncertainty about the effect of the proposed Mergers on our employees, partners, guests and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Mergers, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Mergers and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Mergers and generally restricts us from taking certain specified actions until the Mergers are completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.

The failure to complete the Mergers in a timely manner or at all could negatively impact the market price of our common shares as well as adversely affect our business, financial condition, operating results and cash flows.

The Mergers cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the remaining closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Mergers are not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Mergers. Instead, we will remain an independent public company and the holders of our common shares will continue to own their shares of stock.

If the Mergers or a similar transaction is not completed, the share price of our common shares may drop to the extent that the current market price of our common shares reflects an assumption that a transaction will be completed.

Furthermore, if the Mergers are significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:
•we could be required to pay a termination fee of $30.0 million to Parent, under certain circumstances as described in the Merger Agreement;
•we would have incurred significant costs in connection with the Mergers that we would be unable to recover;
•we may be subject to negative publicity or be negatively perceived by the investment or business communities;
•we may be subject to legal proceedings related to any delay or failure to complete the Mergers;
•any disruptions to our business resulting from the announcement and pendency of the Mergers, including any adverse changes in our relationships with our guests, suppliers, other business partners and employees, may continue or intensify in the event the Mergers are not consummated; and
•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Mergers, if the Mergers are not consummated.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit or knowingly encourage, or engage in discussions or negotiations with respect to, or provide non-public information in connection with, a proposal from a third party with respect to an alternative transaction. In addition, under specified circumstances in which the Merger Agreement is terminated, we could be required to pay a termination fee of $30.0 million to Parent. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common shares than it might otherwise have proposed to pay.

Litigation challenging the Merger Agreement may prevent the Mergers from being consummated at all or within the expected timeframe and may result in substantial costs to us.

As described in Item 1, “Legal Proceedings,” four complaints have been filed by alleged shareholders of the Company against the Company which purport that the preliminary proxy statement omits material information. If the Complaints are found to have merit, then the Mergers may not be consummated at all or within the expected timeframe. Additional lawsuits and demands may be filed or made, respectively, against the Company, the Board of Trustees or the Company’s officers in connection with the Mergers, which could result in substantial costs to the Company, including any costs associated with indemnification. Also, if the Company’s insurance provider were to deny coverage under the existing insurance policies covering such actions or should such policies fail to cover the costs of defending any one or more of the lawsuits, we may incur substantial costs.

We will incur substantial transaction fees and costs in connection with the Mergers.

We expect to incur fees for professional services and other transaction costs in connection with the Mergers. A material portion of these expenses will be payable by us whether or not the Mergers are completed. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, none of the Company’s trustees or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits.

Exhibit No.
2.1
Agreement and Plan of Merger, dated as of August 27, 2023, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, 1776 Portfolio Investment, LLC, 1776 Portfolio REIT Merger Sub, LLC, and 1776 Portfolio OP Merger Sub, LP.

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

HERSHA HOSPITALITY TRUST

November 9, 2023	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer (Principal Financial Officer)